Form 10-K405
period 1997-10-03
AMERICAN ITALIAN PASTA CO
filed 1997-12-31
CIK 849667

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K


          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended:   October 3, 1997

                                          OR

          [   ]     TRANSITION  REPORT PURSUANT TO  SECTION 13 OR  15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from           to

                          Commission file number:  001-13403

                            American Italian Pasta Company
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                          Delaware                        84-1032638
                ------------------------------        -------------------
                State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization         Identification No.)


              1000 Italian Way, Excelsior Springs, Missouri       64024
              ----------------------------------------------------------
                 (Address of principal executive office and Zip Code)


          Registrant's telephone  number, including  area code:  (816) 502-
          6000

          Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange
          Title of each class                on which registered
          -------------------                ---------------------
          Class A Convertible                New York Stock Exchange
          Common Stock:  $.001 par
          value per share

          Securities registered pursuant to section 12(g) of the Act:  None

               Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               As of December 12, 1997 the aggregate market value of the Registrant's Class A Convertible Common Stock held by non-affiliates (using the New York Stock Exchange's closing price) was approximately $257,916,880.

               The number of shares outstanding as of December 12, 1997 of the Registrant's Class A Convertible Common Stock was 16,776,061 and there were no shares outstanding of the Class B Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed no later than 120 days after October 3, 1997.

          Introduction and Certain Cautionary Statements
          ----------------------------------------------

               American Italian Pasta Company ("AIPC" or the "Company") changed its fiscal year end from December 31 to the last Friday of September or the first Friday of October effective beginning with the nine-month fiscal period ended September 27, 1996 and for all subsequent periods. This change resulted in a nine-month fiscal period for 1996, and will result in a 53-week fiscal year for 1997, and a 52- or 53-week year for all subsequent fiscal years. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Annual Report on Form 10-K (this "Annual Report"), the 1996 fiscal year is described as the nine-month fiscal period ended September 30, 1996 and the 1997 fiscal year is described has having ended on September 30, 1997.

               The discussion set forth below, as well as other portions of this Annual Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated October 29, 1997, which is hereby incorporated by reference. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

               The Company holds a number of federally registered and common law trademarks, which are used throughout this Annual Report. The Company has registered the following marks with the U.S. Patent and Trademark Office: AIPC American Italian Pasta Company, Pasta LaBella, and Montalcino. The Company also has pending trademark applications with the U.S. Patent and Trademark Office for the following marks: Calabria and Heartland.

               Additionally, a number of federally registered trademarks are used throughout this Annual Report that are not owned by the Company. Mueller's is a registered trademark of CPC
          International, Inc. ("CPC"). San Giorgio and Ronzoni are registered trademarks of Hershey Foods Corporation ("Hershey"). Prince and Creamette are registered trademarks of Borden Foods Holdings Corporation ("Borden").

                                        PART I

          ITEM 1.   BUSINESS.

          General
          -------

               American Italian Pasta Company is the third largest and one of the fastest-growing producers and marketers of pasta in North America. The Company commenced operations in 1988 with the North American introduction of new, highly-efficient durum wheat milling and pasta production technology. Management believes that the Company's singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enable AIPC to produce high-quality pasta at costs below those of many of its competitors. Management believes that the combination of the Company's cost structure, the average age of its competitors' North American pasta production equipment and the growing pasta consumption in North America creates significant opportunities for continued growth. The Company's revenue and operating income excluding product introduction costs were $121.6 million and $16.7 million, respectively, for the calendar year ended December 31, 1996, and grew at compounded annual growth rates (CAGRs) of 33% and 33%, respectively, over the five-year period ended December 31, 1996. During the fiscal year ended September 30, 1997, the Company had revenue of $129.1 million and an operating margin excluding product introduction costs of 16.3%.

               The Company produces more than 80 dry pasta shapes in two vertically-integrated production and distribution facilities, strategically located in Excelsior Springs, Missouri and Columbia, South Carolina. The construction of the Missouri plant in 1988 represented the first use in North America of a vertically-integrated, high-capacity pasta plant using Italian pasta production technology. Management believes that this plant continues to be among the most efficient and highly-automated pasta facilities in North America. The South Carolina plant, which commenced operations in 1995, produces only pasta shapes conducive to high-volume production and employs a highly-skilled, self-managed work force. Management believes that the South
          Carolina plant is the most efficient pasta facility in North America in terms of productivity and conversion cost per pound. To meet the significant volume requirements of the CPC Agreement and support future growth, the Company commenced a capital expenditure program in 1997 to nearly double the Company's annual pasta production capacity and add a highly-automated durum wheat mill to its South Carolina plant, with completion scheduled for fiscal 1998.

               The Company was incorporated under the laws of the State of Delaware in 1991, and is the successor by merger of a Colorado corporation incorporated in 1986. The Company's executive offices are located at 1000 Italian Way, Excelsior Springs, Missouri 64204, and its telephone number is (816)502-6000. The Company s home page on the World Wide Web is located at http://www.pastablabella.com. Information contained in the Company's home page shall not be deemed to be a part of this Annual Report.

          Recent Developments
          -------------------

               AIPC has commenced an $86.0 million capital expenditure program to increase its current pasta production capacity by approximately 90% from over 300 million pounds per year to over 600 million pounds per year in 1998. The additional capacity at the Missouri facility will combine high-speed, high-output pasta production lines with the ability to produce a wide range of products, and will include a distribution center expansion. The capital expenditures program also includes the construction of a durum wheat mill in South Carolina which adjoins the existing plant facility, an over 180% increase in the facility's pasta production capacity, and a doubling of the capacity of the South Carolina distribution facility.

               The additional capacity will be used to produce Mueller's brand pasta and take advantage of other market opportunities. By the second quarter of fiscal 1998, AIPC will assume production of substantially all of CPC's Mueller's pasta, which management estimates will require a production capacity of approximately 200 million pounds a year. CPC's guaranteed annual minimum purchases of 175 million pounds pursuant to the CPC Agreement will utilize approximately 60% of the Company's newly-added capacity.

               On November 18, 1997, the Company announced the signing of a letter of intent with Harvest States for the possible construction and operation of a pasta production and distribution facility adjacent to Harvest State's mill in Kenosha, Wisconsin. The finalization of the project is subject to a number of significant conditions, including the execution of a definitive agreement with Harvest States.

          Products and Brands
          -------------------

               AIPC's product line, comprising over 1,000 stock-keeping units ("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, the Company produces pasta to its customers' specifications. AIPC makes over 80 different shapes and sizes of pasta products in over 160 package configurations, including bulk packages for institutional customers and small individually-wrapped packages for retail consumers. AIPC contracts with third parties for the production of certain specialized pasta shapes, such as retail lasagna and canneloni, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than 2% of AIPC's total unit volume in fiscal periods 1997, 1996 and 1995.

               The Company believes that its state-of-the-art, Italian pasta production equipment is capable of producing the highest quality pasta. AIPC's products are produced to satisfy the specifications of the Company's customers as well as its own product specifications, which management believes are among the highest in the industry. The Company's pasta is distinguished by a rich, natural "wheaty" taste and a consistently smooth and firm ("al dente") texture with a minimum amount of white spots or dark specks. AIPC evaluates the quality of its products through: (i) internal laboratory evaluation against competitive products on physical characteristics, including color, speck count, shape and consistency, and cooking performance, including starch release, protein content and texture; and (ii) competitive product comparisons that AIPC's customers perform on a regular basis.

               The Company submits its production facilities to semi-annual inspections by the American Institute of Baking ("AIB"), the leading United States baking, food processing and allied industries evaluation agency for sanitation and food safety. The Company consistently has achieved the AIB's highest "Superior" rating. The Company also implemented a comprehensive Hazard Analysis Critical Control Point ("HAACP") program five years ago to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products. The Company believes that having an AIB rating of "Superior" and meeting HAACP standards have helped the Company attract new business and strengthen existing customer relationships.

               In fiscal 1995, AIPC introduced a product line of all natural, full-flavored pasta marketed under the Pasta LaBella brand. Pasta LaBella flavored pasta is principally marketed as a branded product to grocery retailers and to Sysco. AIPC's all-natural, full-flavored dry pasta is available in a variety of flavors including tomato basil, lemon pepper, pesto, roasted garlic and herb, roasted bell pepper/roasted garlic, and cracked black pepper. Management believes that AIPC's use of patented flavoring ingredients under an exclusive license and a proprietary manufacturing process allows the Company to provide superior product quality and flavor delivery compared to competitive flavored pasta products. Pasta LaBella flavored pasta was recognized as one of the top 10 new products in the United States in 1996 by Food Processing Magazine. AIPC also intends to continue assisting its customers with innovative products and packaging, and the development of additional value-added products intended to generate higher margins than traditional pasta products.

          Marketing and Distribution
          --------------------------

               AIPC actively markets its products through approximately 15 internal sales and marketing personnel and approximately 30 independent food brokers and distributors throughout the United States. AIPC's senior management is directly involved in the selling process in all customer markets. The Company's sales and marketing strategy is to provide superior quality, complete product offering, distinctive packaging specifically tailored to customers' needs, competitive pricing and superior customer service to attract new customers and grow existing customers' pasta sales. The Company has established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. The Company has a long-term supply agreement with Sysco Corporation ("Sysco"), the nation's largest marketer and distributor of food service products. In 1998, AIPC will become the exclusive producer of Mueller's, the largest pasta brand in the United States, pursuant to a recent long-term manufacturing and distribution agreement with CPC. CPC has announced its intention to close its current pasta production facility in December 1997. AIPC is also the primary supplier of pasta to Sam's Wholesale Club ("Sam's Club"), the largest club store chain in the United States, and supplies private label and branded pasta to six of the 10 largest grocery retailers in the United States, including Wal-Mart, A&P, Publix, Albertsons, American Stores and Winn-Dixie. In addition, AIPC has developed supply relationships with leading food processors, such as Pillsbury, General Mills and Kraft Foods, which use the Company's pasta as an ingredient in branded food products.

               One of the Company's core strengths has been the development of strong customer relationships and the establishment of a reputation as a technical and service expert in the pasta field. As part of its overall customer service strategy, AIPC uses its category management expertise to assist customers in their supply management decisions regarding pasta and new products. The Company's category management experts use on-line Nielsen's supermarket data to recommend pricing, SKU sets and shelf spacing to both private label and branded customers. AIPC representatives also assist food processors in incorporating AIPC's pasta as an ingredient in its customers' food products. The Company sponsors an annual "Pasta Technology Forum" which is a training and development program for its customers' production and new product personnel. AIPC also produces and distributes a quarterly newsletter, the Pasta Advisor, to its institutional customers which contains recommendations regarding storage, conveying, cooking and ingredient combination. In addition to technical education, the Company provides dedicated technical support to its institutional customers by making recommendations regarding the processing of pasta in their facilities. AIPC believes that these value-added activities provide customers with a better appreciation and awareness of the Company and its products.

               The Company consistently demonstrates its commitment to customer service through the development of enhanced customer service programs. Examples of these programs include the creation by AIPC of an Efficient Customer Response ("ECR") model which uses Electronic Data Interchange ("EDI") and vendor replenishment programs to assist its key retail customers, and category management services for its private label and branded customers. These programs also enable the Company to more accurately forecast production and sales demand, enabling higher utilization of production capacities and lower average unit costs. AIPC has also created a dedicated sales force for Sysco, its largest customer, to provide regional sales support.

               The Company's  three distribution centers  are strategically located in South Carolina, Missouri and Southern California to serve the national market. The warehousing and distribution facilities are integrated with the Company's production facilities which allows cased, finished products to be automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for automated palletization and storage until shipping. The combination of integrated facilities and multiple distribution centers enables AIPC to realize significant distribution cost savings and provides lead time, fill rate and inventory management advantages to its customers. The operation of the Missouri and South Carolina distribution centers is outsourced under a long-term agreement with Lanter Company, a firm specializing in warehouse and logistics management services.

               Most of the Company's customers use inventory management systems which track sales of particular products and rely on reorders being rapidly filled by suppliers. The Company works with its customers to forecast consumer demand which allows the Company to anticipate customer demand.

          Pasta Production
          ----------------

               Pasta's primary ingredient is semolina, which is extracted from durum wheat through a milling process. Durum wheat is used exclusively for pasta. Durum wheat used in United States pasta production generally originates from Canada, North Dakota, Montana, Arizona and California. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes which affect the quality and other characteristics of the semolina. The Company blends semolina from different wheat varieties as needed to meet customer specifications.

               Although durum wheat can be purchased directly from farmers or grower-owned cooperatives, most milling companies purchase durum wheat on a commodity exchange. AIPC's ability to produce high-quality pasta generally begins with its purchasing durum wheat directly from farmers and grower-owned cooperatives in North Dakota Pasta Company, a farmer-owned cooperative in North Dakota ("Dakota Growers"), Montana, Arizona and California, rather than from grain exchanges. This purchasing method ensures that the extracted semolina meets AIPC's specifications. The Company has several sources for durum wheat and is not dependent on any one supplier or sourcing area. As a result, the Company believes that it has adequate sources of supply for durum wheat. The Company occasionally buys and sells semolina to balance its milling and production requirements. AIPC and Dakota Growers are the only major producers of pasta in North America that own vertically integrated milling and production facilities.

               Durum wheat is a cash crop whose average monthly market price has fluctuated from a low of $5.18 per bushel to a high of $7.49 per bushel in the last four years. Between June 30, 1997 and December 1, 1997, the market price of durum wheat increased by approximately 15% from $5.60 per bushel to $6.45 per bushel. Durum wheat does not have a related futures market to hedge against such price fluctuations. The Company manages its durum wheat cost risk through long-term contracts and other arrangements with its customers and advance purchase contracts for durum wheat which are generally less than twelve months' duration. Long-term supply agreements and other customer arrangements which allow for the pass-through of durum wheat cost changes in certain circumstances represented approximately 60% of AIPC's total revenue for the fiscal year ended September 30, 1997. Management believes that the Company will significantly increase the percentage of revenues which are generated pursuant to contracts which include provisions for durum cost related sales price adjustments as its contract with CPC includes such a price adjustment provision.

               Durum wheat is shipped to the Company's production facility in Missouri directly from North Dakota, Montana and Canada under a long-term rail contract with its most significant rail carrier, the Canadian Pacific Rail System. Under such agreement, the Company is obligated to transport specified wheat volumes and, in the event such volumes are not met, the Company must reimburse the carrier for certain of its costs. The Company currently is in compliance with such volume obligations. The Company also has rail contracts to ship semolina, milled and processed at the Missouri facility, and durum wheat, pending construction of the Columbia durum mill in 1998 to the South Carolina facility.

               The durum wheat delivered to AIPC's mill in Missouri is first unloaded, blended and pre-cleaned. Next, the moisture content of the wheat is raised to the optimal level required for milling (the "tempering process"). The cleaned and tempered wheat is then conveyed to the mill where grinding, sifting, and purifying processes extract the purest possible semolina. The semolina milling is controlled from a central control room located in the mill where a single AIPC team member monitors and directs the mill's entire milling, cleaning and storage process. Semolina is then pneumatically distributed from the mill to AIPC's pasta production facility in Missouri and, through the use of a leased fleet of 33 dedicated railcars, transferred to South Carolina.

               After being mixed with water, the semolina is  extruded into the desired shapes and travels through computer-controlled high-temperature dryers and stabilized at room temperature. The Company's entire pasta production process is controlled by programmable logic controllers which enable all of the production lines to be operated and monitored by minimal staff. The pasta is then packaged in a wide variety of packaging configurations on highly-automated film, carton and bulk packaging systems and forwarded through automated conveyors to the distribution center to be palletized and stored prior to shipment.

               AIPC purchases its packaging supplies, including poly-cellophane, paperboard cartons, boxes and totes from third parties. Management believes the Company has adequate sources of packaging supplies.

               The Company buys materials in quantities based on the anticipated future demands of its customers.

          Trademarks and Patents
          ----------------------

               The Company holds a number of federally registered and common law trademarks which it considers to be of considerable value and importance to its business including: AIPC American Italian Pasta Company, American Italian, and Pasta LaBella. The Company has registered the AIPC American Italian Pasta Company, Pasta LaBella, Montalcino and other trademarks with the U.S. Patent and Trademark Office. AIPC has filed a registration application with the U.S. Patent and Trademark Office for the Calabria and Heartland trademarks. A patent application is currently pending with respect to the proprietary flavoring process for Pasta LaBella flavored pasta.

          Dependence on Major Customers
          -----------------------------

               Historically, a limited number of customers have accounted for a substantial portion of the Company's revenues. During 1995, the nine-month fiscal period ended September 30, 1996, and the fiscal year ended September 30, 1997, Sysco accounted for approximately 33%, 27% and 27%, respectively, and sales to Sam's Club accounted for approximately 23%, 19% and 22%, respectively, of the Company's revenues. The Company expects it will continue to rely on a limited number of major customers for a substantial portion of its revenues in the future. Management believes that a majority of the Company's fiscal 1998 revenues will be derived from combined sales to Sysco, Sam's Club and CPC. The Company has an exclusive supply contract with Sysco (the "Sysco Agreement") through June 2000, subject to renewal by Sysco for two additional three-year periods. The Company recently entered into a long-term manufacturing and distribution agreement with CPC (the "CPC Agreement") that requires CPC to purchase a minimum of 175 million pounds of pasta annually for nine years. The Company does not have supply contracts with a substantial number of its other customers, including Sam's Club. Accordingly, the Company is dependent upon its other customers to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. An adverse change in, or termination or expiration without renewal of, the Company's relationships with or the financial viability of one or more of its major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

               In addition, certain exclusivity provisions of the Sysco Agreement and CPC Agreement prevent AIPC from producing and supplying competitors of Sysco and CPC with certain pasta products. Under the Sysco Agreement, the Company is restricted from supplying pasta products to certain food service businesses other than Sysco without Sysco's prior consent. Under the CPC Agreement, AIPC may not produce branded retail pasta for Borden, Hershey or Barilla Alimentare S.p.A. ("Barilla") without CPC's consent, and is limited to the production of an aggregate of 12 million pounds of branded pasta products annually for other producers.

               Under the CPC Agreement, CPC will close its current facilities dedicated to the production of Mueller's brand pasta and, beginning in 1998, AIPC will become the exclusive producer of Mueller's, with the exception of certain specialty items which are purchased from other suppliers. CPC is a global food company, and its Mueller's pasta line is the oldest and largest pasta brand in the United States with an annual sales volume averaging approximately 200 million pounds over the last five calendar years. AIPC will be paid on a "cost plus" basis in an amount equal to total actual cost of production plus a guaranteed profit per pound of pasta produced. CPC has guaranteed minimum purchase volumes of 175 million pounds annually for nine years. AIPC may also benefit from additional cost savings resulting from improved productivity. The term of the contract is through December 31, 2006 with a three-year renewal term at the option of CPC. The CPC Agreement may be terminated by CPC upon certain events, including
          (i) a failure by AIPC to satisfy certain minimum production requirements for any reason other than the fault of CPC or events demonstrably beyond AIPC's control, or (ii) AIPC's merger with, or sale of substantially all of its assets to, Borden, Hershey or Barilla.

               Pursuant to the Sysco Agreement, AIPC is the primary supplier of pasta for Sysco and has the exclusive right to supply pasta to Sysco for sale under Sysco's name. Sysco, which operates from approximately 65 operations and distribution facilities nationwide, provides products and services to approximately 230,000 restaurants, hotels, schools, hospitals, and other institutions, as well as the U.S. government. For the year ended September 30, 1997, sales attributed to Sysco represented approximately 27% of the Company's net revenues. Sysco recently exercised its option to renew its agreement with AIPC for an additional three years through June 30, 2000, and has options to renew the agreement for two additional three-year periods through June 30, 2006. AIPC products are sold to Sysco on a cost-plus basis, with annual adjustments based on the prior year's costs. Under the Sysco Agreement, AIPC may not supply pasta products to any business other than Sysco in the United States, Mexico or Canada that operates as, or sells to, institutions and businesses which provide food for consumption away from home (i.e. food service businesses) without Sysco's prior consent. In 1996 and 1997, Sysco honored the Company as one of its top 10 suppliers out of its over 1,300 supplier base. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of AIPC's Missouri plant.

          Competition
          -----------

               The Company operates in a highly competitive environment against numerous well-established national, regional and foreign companies, and many smaller companies. The Company's competitors include both independent pasta producers and pasta divisions and subsidiaries of large food products companies. The Company competes in the procurement of raw materials, the development of new products and product lines, the improvement and expansion of previously introduced products and product lines and the production, marketing and distribution of its products. Some of these companies have longer operating histories, broader product lines, significantly greater brand recognition and greater production capacity and financial and other resources than the Company. AIPC's products compete with a broad range of food products, both in the retail and institutional customer markets. Competition in these markets generally is based on product quality and taste, pricing, packaging and customer service and logistics capabilities. The Company believes that it currently competes favorably with respect to these factors.

               The Company's direct competitors include large multi-national companies such as food industry leader Hershey Foods Corp. with brands such as San Giorgio and Ronzoni; and Borden Foods Co. with brands such as Prince and Creamette; and regional U.S. producers of retail and institutional pasta such as Dakota Growers, Philadelphia Macaroni Co. Inc. and A. Zerega's Sons, Inc., each an independent producer, and foreign companies such as Italian pasta producers De Cecco ("De Cecco") and Barilla. The Company also competes, indirectly, against food processors such as Kraft Foods, General Mills, Inc., American Home Food Products Corporation, Campbell Soup Company and Stouffers Corp., that produce pasta internally as an ingredient for use in their food products.

               The Company's competitive environment depends to a significant extent on the aggregate industry capacity relative to aggregate demand for pasta products. Several domestic pasta producers have recently completed production facility additions or announced their intention to increase domestic production capacity. In addition to AIPC's planned capital expansion, management believes that these capacity additions represent more than 200 million pounds of additional pasta production capacity in aggregate. Dakota Growers recently increased the capacity of its durum wheat mill and has announced plans to complete a pasta production capacity expansion in excess of 100 million pounds by the end of 1997. Hershey recently added approximately 50 million pounds of pasta capacity to its facility in Winchester, Virginia. In September 1997, Barilla announced plans to build a pasta plant near Ames, Iowa with an estimated annual pasta capacity of approximately 150 million pounds. Two major pasta producers have also recently announced planned reductions in pasta production capacity. Borden announced that it will close or sell five of its ten North American pasta plants by the end of 1997, and CPC intends to eliminate its capacity of approximately 180 million pounds by the end of 1997.

               Several foreign producers, based principally in Italy and Turkey, have aggressively targeted the U.S. pasta market in recent years. In 1996, a U.S. Department of Commerce investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, the U.S. International Trade Commission ("ITC"), imposed anti-dumping and countervailing duties on Italian and Turkish imports. While such duties may enable the Company and its domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there can be no assurance that the duties will be maintained for any length of time, or that these or other foreign producers will not sell competing products in the United States at prices less than those of the Company. Bulk imported pasta, and pasta produced in the U.S. by foreign firms, are generally not subject to such anti-dumping and countervailing duties. Foreign pasta producers generally may avoid such duties by importing bulk pasta into the United States and repackaging it in U.S. facilities for distribution. A leading branded Italian producer, Barilla, opened a bulk pasta repackaging and distribution facility in Syracuse, New York in 1996 and recently announced plans to build a pasta production plant in Ames, Iowa for completion in mid-1998. In addition, on August 28, 1997, the Department of Commerce announced that it is conducting an administrative review of its anti-dumping and countervailing duty orders of July 1996 relating to three Turkish and 16 Italian pasta producers, including Barilla and De Cecco. The Department of Commerce indicated that it intends to complete its review not later than July 31, 1998. The Company cannot predict the outcome of the Department of Commerce's review.

          Pasta Industry and Markets
          --------------------------

               North American pasta consumption exceeded 5.0 billion pounds in 1996 and is expected to grow based on industry and trade sources and the Company's own analysis. The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii) Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient. In 1996, the supermarket portion of the Retail market accounted for approximately 1.3 billion pounds, of which branded and private label pasta accounted for 1.0 billion and 0.3 billion pounds, respectively. Food service distributors, food processors and the U.S. government in the Institutional market accounted for the remainder of the volume, approximately 3.7 billion pounds, in 1996.

               The expected increase in North American consumption is primarily attributable to the widespread recognition that pasta is an inexpensive, convenient and nutritious food. The U.S. Department of Agriculture places pasta on the foundation level of its pyramid of recommended food groups. Products such as flavored pasta, prepared sauces, boxed pasta dinners, and both frozen and shelf-stable prepared pasta entrees support consumers' lifestyle demands for convenient at-home meals. Pasta continues to grow in popularity in restaurants as Americans continue to dine away from home more frequently.

               Pasta Production Capacity. Management believes that pasta producers have historically rationalized their existing production facilities. Within the past several years, however, there has been an increase in some pasta producers' capital reinvestment. Upon completion of the planned expansion, AIPC will have increased its production capacity to over 600 million pounds since commencing operations in 1988. Several domestic pasta producers have recently completed production facility additions or announced their intention to increase domestic production capacity. In addition to AIPC's planned capital expansion, management believes that these capacity additions represent more than 200 million pounds in aggregate. Dakota Growers recently increased the capacity of its durum wheat mill and has announced plans to complete a pasta production capacity expansion in excess of 100 million pounds by the end of 1997. Hershey is believed to have recently added approximately 50 million pounds of pasta capacity to its facility in Winchester, Virginia. In September 1997, Barilla announced plans to build a pasta plant near Ames, Iowa with an estimated annual pasta capacity approximately 150 million pounds. Two major pasta producers have also recently announced planned reductions in pasta production capacity. Borden announced that it will close or sell five of its ten North American pasta plants by the end of 1997, and CPC intends to eliminate its capacity of approximately 180 million pounds by the end of 1997. AIPC and Dakota Growers are currently the only major pasta producers that own vertically-integrated milling and pasta production facilities. Barilla has announced that its new, vertically-integrated Iowa pasta plant will include milling, production and warehouse facilities.

               Management estimates pasta imported from foreign producers during 1996 represented approximately 12% of the U.S. dry pasta market, and that of this amount, approximately two-thirds originated from producers in Italy and Turkey. The primary foreign suppliers of pasta with which the Company competes are Barilla and De Cecco.

               Pricing pressures from Turkish and Italian pasta producers aggressively targeting the U.S. markets have adversely affected returns and earnings of some U.S. producers in recent years. In 1996, pasta imported from Italy accounted for approximately $140 million in sales, or around 8.0% of the U.S. pasta market. In 1996, a U.S. Department of Commerce investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, the U.S. International Trade Commission imposed anti-dumping duties ranging from 2.8% to 46.7% on Italian imports and from 56.8% to 63.3% on Turkish imports, as well as countervailing duties ranging from 1.2% to 11.2% on Italian imports and from 3.9% to 15.8% on Turkish imports. Although Italian and Turkish importers still participate in the major U.S. customer markets, management believes that these duties have significantly reduced the volume of low-priced pasta from Italy and Turkey.

               Customer Markets - Retail. Hershey, Borden and CPC together represent a majority of the branded Retail market. Hershey, which primarily competes in the branded Retail market and whose retail brands include Ronzoni, San Giorgio, Skinner and American Beauty, is the industry leader and produced 24.0% of the total pounds sold in the branded Retail market for the 53 weeks ended September 30, 1997. Borden, which produced 20.4% of the total pounds sold in the Retail market for the 53 weeks ended September 30, 1997, has announced its intention to shift its strategy to focus on its branded pasta and sauce products, which include Creamette, Prince, Catelli, Merlino's and Anthony's, and to exit private label pasta production and sales. CPC participates in the Retail market with Mueller's, the oldest and largest pasta brand in the United States. AIPC directly participates in the branded Retail market by producing and distributing Pasta LaBella flavored pasta and will indirectly participate in such market by processing and distributing Mueller's brand pasta for CPC. During 1998, CPC will transfer substantially all of its Mueller's brand pasta production to AIPC.

               Between the Company's first fiscal quarter of 1994 and the fourth fiscal quarter of 1997, sales of private label pasta products increased from 18.6% to 21.0% of the total pounds of pasta sold in the Retail market based on A.C. Nielsen scanner data. Management believes that sales of private label pasta products will continue to grow at a rate in excess of the overall Retail pasta market. After Borden's departure from the private label market, AIPC will be one of the leading suppliers in the remaining fragmented market. Management believes that the private label category offers significant growth and profit opportunities to retailers and efficient producers. Retailers often prefer high-quality private label products to branded products because private label products typically enable retailers to generate higher margins and maintain greater control of in-store merchandising. While consumers traditionally have viewed private label products as having lower quality than branded products, management believes that new high-quality private label products have begun to change this perception. Management attributes some of this change in the private label market to the increasingly upscale image, improved packaging, higher product quality and competitive prices of private label products.

               Customer Markets - Institutional. The Institutional market includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient. Traditional food service customers include businesses and organizations, such as Sysco and JP Food service, Inc., that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers. Most food service distributors obtain their supply of pasta from third party producers such as AIPC. The food service market is highly-fragmented and is served by numerous regional and local food distributors, including both "traditional" food service customers and chain restaurant customers. Sysco, the nation's largest food service marketer and distributor of food service products and one of the nation's largest commercial purchasers of pasta products, serves approximately 10% of the food service customers in the United States and has more than double the revenues of the next largest food service distributor.

               The Institutional market also includes sales to food processors who use pasta as an ingredient in their food products such as frozen dinner entrees and side dishes, dry side dish mixes, canned soups and single-serve meals. Large food processors that use pasta as a food ingredient include Kraft Foods, American Home Food Products Corporation, Stouffers Corp., Campbell Soup Company, ConAgra, Inc., Pillsbury and General Mills. The consistency and quality of the color, starch release, texture, cooking consistency, and gluten and protein content of pasta produced for food processors is crucial to their products'
          success. As a result, food processors have stringent specifications for these attributes.

               The size of the Institutional market is affected by the number of food processors that elect to produce pasta internally rather than outsourcing their production. Historically, most pasta used by food processors was manufactured internally for use in food processors' own products. Management believes, however, that an increasing number of food processors may discontinue the internal production of their own pasta and outsource their production to efficient producers such as AIPC.

          Management Information Systems
          ------------------------------

               The Company's production, distribution, sales and marketing operations are supported by an IBM AS400-based computer system. The system utilizes licensed BPCS manufacturing software which has been tailored to the Company's management processes and integrates its production, purchasing, order entry, inventory management, distribution  and accounting  systems. The  Company's management information systems were recently upgraded in anticipation of the Company's growth and desire to continue to offer its customers value-added, efficient services. The Company has invested substantial amounts in electronic data interchange and efficient consumer response systems to streamline the order, invoicing and inventory management functions. The Company believes that its recent hardware and software upgrades have adequately addressed the systems operations issues relating to the year 2000.

          Government Regulation; Environmental Matters
          --------------------------------------------

               The  Company  is  subject to  various  laws  and regulations relating to the operation of its production facilities, the production, packaging, labeling and marketing of its products and pollution control, including air emissions, which are administered by federal, state, and other governmental agencies. The Company's production facilities are subject to inspection by the U.S. Food and Drug Administration and Occupational Safety and Health Administration, the Missouri Department of Natural Resources and the South Carolina Department of Health and Environmental Control.

          Employees
          ---------

               As of September 30, 1997, the Company employed 289 full-time persons, of whom 130 were salaried employees and 159 were hourly employees. The Company's employees are not represented by any labor unions. AIPC considers its employee relations to be good.

          ITEM 2.   PROPERTIES.

               Production Facilities. AIPC's pasta production plants are located near Kansas City in Excelsior Springs, Missouri, and in Columbia, South Carolina. The Company's facilities are strategically located to support North American distribution of AIPC's products and benefit from the rail and interstate highway infrastructure. At September 30, 1997, the Company's facilities had combined annual milling and production capacity of approximately 300 million pounds of durum semolina and 330 million pounds of pasta.

               The Company has pursued a capacity expansion strategy over the past several years. During 1994, the Company completed a $30.0 million expansion of the Missouri plant, increasing production capacity more than 70% to 230 million pounds per year and, at the same time, increased its durum wheat milling capacity over 100% to support pasta production of approximately 300 million pounds per year. In 1995, the Company added approximately 100 million pounds of pasta capacity by constructing its South Carolina plant.

               AIPC's current capital expenditure program will increase AIPC s current pasta production capacity by 90% from 330 million pounds per year to 620 million pounds per year in 1998. At the Company s Missouri facility, the Company will be adding high-speed, high-output pasta production lines with the ability to produce a full range of products and expanding the distribution center. The capital expenditures program also includes the construction of a durum wheat mill in South Carolina which adjoins the existing pasta production plant facility, a 200% increase in the facility's pasta production capacity, and a doubling of the capacity of the South Carolina distribution center.

               The additional capacity will be used to produce Mueller's brand pasta and take advantage of other market opportunities. CPC's guaranteed annual minimum purchases of 175 million pounds pursuant to the CPC Agreement will utilize approximately 60% of the Company's newly-added pasta production capacity.

               Distribution Centers. The Company currently owns the distribution center adjoining its Missouri plant and leases its distribution center in South Carolina as well as space in a public warehouse in Southern California. The Company completed construction of the integrated warehousing and distribution facilities at its Missouri and South Carolina facilities during 1995.

          ITEM 3.   LEGAL PROCEEDINGS.

               The Company currently is not a party to any litigation, nor is it aware of any litigation threatened against it which, if commenced and adversely determined, management expects would likely have a material adverse effect upon the business or financial condition of the Company.


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Company did not submit any matters to its stockholders during the fourth quarter of the Company's most recent fiscal year.

          EXECUTIVE OFFICERS OF THE REGISTRANT

               Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in AIPC's Definitive Proxy Statement which will be filed no later than 120 days after September 30, 1997. All executive officers are elected annually and serve at the discretion of the Board of Directors. Certain of the executive officers have employment agreements with the Company.

               The   following  table   sets   forth  certain   information
          concerning each of the executive officers of the Company as of September 30, 1997.

          NAME                          AGE         POSITION
          ----                          ---         --------

          Horst W. Schroeder.......     56        Chairman of the Board
                                                  of Directors

          Timothy S. Webster.......     35        President and Chief
                                                  Executive Officer;
                                                  Director

          Norman F. Abreo..........     47        Executive  Vice President
                                                  -- Operations

          David E. Watson..........     42        Executive Vice President
                                                  and    Chief    Financial
                                                  Officer

          David B. Potter..........     38        Senior Vice President  --
                                                  Procurement

          Darrel E. Bailey.........     45        Senior Vice President -
                                                  Institutional Sales and
                                                  Marketing

               Horst W. Schroeder has served as Chairman of the Board of Directors of the Company since June 1991, and as a Director of the Company since August 1990. Since 1990, Mr. Schroeder has been President of HWS & Associates, Inc., a Hilton Head, South Carolina management consulting firm owned by Mr. Schroeder. Prior to founding HWS & Associates, Mr. Schroeder served the Kellogg Company, a manufacturer and marketer of ready-to-eat and other convenience food products, in various capacities for more than 20 years, most recently as President and Chief Operating Officer. He is a manager of PSF Holdings, L.L.C. and has served as Chairman of the Board of its wholly-owned subsidiary, Premium Standard Farms, Inc., a vertically-integrated pork producer, since 1996.

               Timothy S. Webster has served as President of the Company since June 1991, as President and Chief Executive Officer of the Company since May 1992, and as a Director since June 1989. Mr. Webster joined the Company in April 1989, and served as Chief
          Financial Officer from May 1989 to December 1990 and as Chief Operating Officer from December 1990 to June 1991. In addition, in August 1997 Mr. Webster assumed responsibility for managing the Company's sales and marketing functions.

               Norman F. Abreo joined the Company in December 1991, serving initially as the Company's Vice President -- Manufacturing. He became Senior Vice President-- Operations in June 1995, and
          Executive Vice President -- Operations in June 1997. Prior to joining the Company, he was Plant Manager for the Coca-Cola Enterprises, Inc. plant in New Orleans, Louisiana, from December 1987 to December 1991; Director of Operations for Borden Pasta Group from December 1985 to December 1987; and Plant Manager of the Borden Pasta Group's New Orleans facility from March 1979 to December 1985.

               David E. Watson joined the Company in June 1994 as its Senior Vice President and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in June, 1997. Prior to joining AIPC, Mr. Watson spent 18 years with the accounting firm of Arthur Andersen & Co., most recently as partner-in-charge of its Kansas City and Omaha Business Consulting Group practice. Mr. Watson is a certified public accountant.

               David B. Potter joined the Company in 1993 as its Director of Procurement. He was named Vice President in 1994 and Senior Vice President -- Procurement in June 1997. Before joining the Company, Mr. Potter had worked in numerous areas of Hallmark Cards and its subsidiary, Graphics International Trading Company, from 1981 to 1993, most recently as Business Logistics Manager.

               Darrel E. Bailey joined the Company in 1993 as its Vice President - Retail Sales and Marketing. He was named Senior Vice President Institutional Sales and Marketing in 1995.
          Before joining the Company, Mr. Bailey had worked at Hallmark Cards from 1991 to 1993, most recently as Marketing Business Manager of Party Goods.

               There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position(s) to be held by the executive officer.

               None of the above officers are related to one another by family.

                                       PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's Class A Convertible Common Stock, par value $0.001 per share (the "Class A common stock") is traded on the New York Stock Exchange under the symbol "PLB". Trading of the Company's Class A common stock began after the close of the most recent fiscal year covered by this Annual Report.

               As of December 12, 1997, there were 271 holders of the Company's Class A common stock. No shares of the Company's Class B Convertible Common Stock, par value $0.001 per share (the "Class B common stock" and together with the Class A common stock, the "Common Stock") are outstanding on the date of this Annual Report.

               The Company has not declared or paid any dividends on its Common Stock to date and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain earnings for the foreseeable future to provide funds for the operation and expansion of its business and for the repayment of indebtedness. The borrowing agreements relating to the Company's current credit facility contain certain provisions which effectively prohibit the payment of dividends. Future borrowing agreements of the Company may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions on the
          Company's ability to pay dividends. The Company has no restricted retained earnings at September 30, 1997.

          Securities Sold in Unregistered Offerings during Fiscal Year 1997
          -----------------------------------------------------------------

               (a) On April 15, 1997, the Company issued an aggregate of 3,174,528 shares of Class A common stock, par value $0.01 per share (the "Old Class A common stock"), at a cash purchase price of $7.02 per share, aggregating $22,291,947, to all but one of the then-current stockholders of the Company and several members of the Company's management team (the "1997 Private Equity Financing"), all of whom are officers, directors and senior managers or a spouse thereof. In particular, the Company issued an aggregate of 2,563,323 shares to The Morgan Stanley Capital Partners III, L.P. and certain affiliated funds (the "MSCP Funds") and The
                    Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF"), 427,219 shares to affiliated investment funds of George K. Baum & Company, an aggregate of 49,056 shares to a trust of which Mr. Schroeder is the trustee and members of his family are the beneficiaries, an aggregate of 28,483 shares to Mr. Schlindwein, his wife and JSS Management Co. Ltd. (an affiliate of Mr. Schlindwein), an aggregate of 20,242 shares to Mr. Webster and trusts for the benefit of members of his family, 42,513 shares to David E.
                    Watson, 5,194 shares to Norman F. Abreo and 13,024 shares to David P. Potter. In this sale of securities, the purchasers made representations as to their investment intent, a restrictive legend was included on the stock certificates, and no underwriters were involved and no commission or other fees were paid. All of such sales were made in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

               (b) On June 24, 1997, the Company issued 31,200 shares of Old Class A common stock to the American Italian Pasta Company Retirement Savings Plan pursuant to an exemption from registration requirements set forth in
                    Section 3(a)(2) of the Securities Act.

          Use of Proceeds from Initial Public Offering
          --------------------------------------------

               The  Securities   and  Exchange   Commission  declared   the
          Company's registration statement on Form S-1 (Securities and Exchange Commission file no. 333-32827) (the "Registration Statement") concerning the initial public offering of the Class A convertible common stock, par value $0.001 per share, effective on, and that offering commenced on, October 8, 1997. The managing underwriters for the offering in the United States were Morgan Stanley & Co. Incorporated, BT Alex. Brown Incorporated, Goldman, Sachs & Co. and George K. Baum & Company, and the managing underwriters for the International offering were Morgan Stanley & Co. International Limited, BT Alex. Brown International, a division of Bankers Trust International PLC, Goldman Sachs International and George K. Baum & Company.

               That offering has terminated and all registered shares (9,085,000), including the 1,185,000 shares covered by the over-allotment option granted to the U.S. Underwriters, were sold by the Company and the selling stockholders (identified below) as follows.

                                   CLASS A                  AGGREGATE
                                   SHARES                   OFFERING
                                   REGISTERED               PRICE
          SELLING PARTY            AND SOLD                 RECEIVED<F1>
          --------------------     -------------            --------------

          The Company              5,310,000                $88,995,600

          The Morgan Stanley
           Leveraged Equity
           Fund II, L.P.           2,207,746<F2>             37,001,823


          Morgan Stanley
           Capital Partners
           III, L.P.<F3>             973,254<F2>             16,311,737

          Richard C. Thompson        630,000                 10,558,800


          <F1> Reflects  an underwriting discount  of $1.24 per  share from the offering price to the public of $18.00 per share. Net proceeds (prior to expenses other than the underwriting discount) to the sellers was $16.76 per share. The Company did not receive any of the proceeds received by the selling stockholders.

          <F2> Includes  the   over-allotment  option   granted  by   these
          stockholders.   No  over-allotment  option  was  granted  by  the
          Company.

          <F3> Includes certain affiliated funds.

               The Company incurred the following expenses in connection with the initial public offering:

               Underwriting Discounts and Commissions  $6,584,400
               Finder's Fees                                    0
               Expenses Paid to or for the Underwriters         0
               Other Expenses                           2,000,000*
                                                       ----------

               Total Offering Expenses                 $8,584,000
                                                       ==========

          *    These expenses  are estimated for the purpose of this Annual
               Report.

               These expenses are payable to or have been paid, directly or indirectly, to persons other than any: (i) director or officer of the Company or their associates; (ii) 10 percent or greater beneficial owner of the Company's Class A common stock; or (iii) affiliate of the Company other than a portion of the underwriting discount paid to associates of The Morgan Stanley Leveraged Equity Fund II, L.P. and Morgan Stanley Capital Partners III, L.P. and Jonathan E. Baum, who controls George K. Baum & Company.

               The net proceeds to the Company after deducting the total offering expenses were $87 million. The Company used the full amount of the net proceeds from the offering to repay bank indebtedness. This application of the proceeds is consistent with the use of proceeds described in the Registration Statement. This amount has been paid, directly or indirectly, to persons other than any: (i) director or officer of the Company or their associates; (ii) 10 percent or greater beneficial owner of the Company's Class A common stock; or (iii) affiliate of the Company.

          ITEM 6.   SELECTED FINANCIAL DATA.

               The selected  statement of  operations data  for the  fiscal year ended December 31, 1995, the nine-month fiscal period ended September 30, 1996, and the fiscal year ended September 30, 1997 and the selected balance sheet data as of September 30, 1996 and September 30, 1997 are derived from the Financial Statements including the Notes thereto of the Company audited by Ernst & Young LLP, independent auditors, and its opinion thereon appearing elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 1993 and 1994 and the selected balance sheet data as of December 31, 1993, 1994 and 1995 have been derived from financial statements of the Company not included herein, which have been audited by Ernst & Young LLP. The selected statement of operations data for the calendar year ended December 31, 1996 and the twelve-month period ended September 30, 1996 and the balance sheet data as of December 31, 1996 have been derived from the Company's unaudited internal financial statements, which in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position of the Company. The statement of operations data of the Company for the calendar year ended December 31, 1996 and the twelve-month period ended September 30, 1996 and the balance sheet data as of December 31, 1996 are included herein only for comparison purposes. The selected other data has been derived from the accounting records of the Company and has not been audited. The selected financial and other data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report. The Company has not paid any dividends on its Class A common stock during the periods indicated below.

                                                                             NINE
                                                                             MONTH       TWELVE-
                                                                             FISCAL      MONTH      FISCAL
                                                                  CALENDAR   PERIOD      PERIOD     YEAR
                                                                  YEAR       ENDED       ENDED      ENDED
                                                                  ENDED      SEPT-       SEPT-      SEPT-
                                   FISCAL YEAR ENDED DECEMBER 31, DEC-       EMBER       EMBER      EMBER
                                   -----------------------------  EMBER 31   30,         30,        30,
                                     1993      1994      1995     1996<F1>   1996<F1>    1996       1997
                                     ----      ----      ----     --------   ---------   -------    -----
     -
                                                                (UNAUDITED)            (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)


     STATEMENT OF OPERATIONS DATA:

     Revenues                       $47,872   $69,465   $ 92,903   $121,621   $  92,074     $121,149  $129,143
     Cost of goods sold              35,081    54,393     73,851     89,704      68,555       91,230    93,467
     Plant expansion
      costs <F2>                      1,171       484      2,065         --          --           --        --
                                    -------   -------   --------   --------   ---------    ---------  --------
     Gross  profit                   11,620    14,588     16,987     31,917      23,519       29,919    35,676

     Selling and marketing expense,
       including product introduction
       costs  <F3>                    2,883     3,792      5,303     21,250      16,798       18,445    13,664
     General and administrative
       expense                        2,049     1,951      2,930      3,498       2,805        3,686     3,766
                                    -------   -------   --------    -------   ---------    ---------  --------

     Operating profit                 6,688     8,845      8,754      7,169       3,916        7,788    18,246
     Interest expense, net            3,210     4,975      8,008     10,575       8,023       10,770    10,119
                                    -------   -------   --------   --------   ---------    ---------  --------
     Income (loss) before income tax
       and extraordinary loss         3,478     3,870        746     (3,406)     (4,107)      (2,982)    8,127
     Income tax                      (3,221)    1,484        270     (1,288)     (1,556)      (1,139)    3,070
     Extraordinary loss, net of
       income tax <F4>                   --       204         --      1,647       1,647        1,647        --
                                    -------   -------   --------   --------   ---------    ---------  --------

     Net income (loss)              $ 6,699   $ 2,182   $    476    $(3,765)  $  (4,198)   $  (3,490) $  5,057
                                    =======   =======   ========    =======   =========    =========  ========
     ---Net income (loss) per
       common share <F5>            $   .64   $   .21   $    .05   $   (.36)  $    (.40)   $   (.33)  $    .42
     Weighted average
       common shares
       outstanding <F5>              10,390    10,401     10,445     10,475      10,473       10,470    12,161

     BALANCE SHEET DATA
       (AT END OF PERIOD):
     Cash and temporary
      investments                   $ 2,149  $    11    $    18    $  1,678   $   1,818    $   1,818  $  2,724
     Working capital                  3,077    4,830      6,632      (1,965)     (1,601)      (1,601)   12,188
     Total assets                    66,337   93,629    135,424     137,974     141,688      141,688   158,175
     Long-term debt, less
       current maturities            40,024   62,375     97,452      92,143      93,284       93,284   100,137
     Stockholders'  equity           16,973   19,401     20,067      16,402      15,969       15,969    42,984

          <F1> The Company adopted a fiscal  year ending on the last Friday of September or the first Friday of October, effective beginning with the nine-month fiscal period ended September 27, 1996 and for all subsequent fiscal periods. For purposes of this Form 10-K, the 1996 nine-month fiscal period and the 1997 fiscal year are shown as having ended on September 30.

          <F2>  Plant  expansion  costs   include  incremental  direct  and
          indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, are reported as a separate line item in the statement of operations.

          <F3> Selling  and marketing expense includes  incremental product introduction costs, including payment of product placement or "slotting" fees, related to the Company's launch of its Pasta LaBella flavored pasta products into the U.S. retail grocery market. The Company did not incur such product introduction costs prior to the calendar year ended December 31, 1996. Product introduction costs were incurred as follows: $9.6 million in calendar year ended December 31, 1996, $8.1 million for the nine-month and twelve-month periods ended September 30, 1996, and $2.9 million for the fiscal year ended September 30, 1997.

          <F4> Represents losses  due to early extinguishment  of long-term debt, net of income tax.

          <F5> Earnings per share is presented on  a pro forma basis giving effect to the consummation of the Recapitalization in connection with the Offering.

          ITEM 7.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATION.

          Introduction and Certain Cautionary Statements
          ----------------------------------------------

               Management's discussion and analysis of the Company's financial condition and results of its operations focuses on and is intended to clarify the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited financial statements (including the notes thereto and the independent auditor's opinion thereon), the description of the Company's business, all as set forth in this Annual Report, as well as the risk factors discussed in the Company's Current Report on 8-K dated October 29, 1997 (the "Risk Factors"), which has been incorporated by reference into this Annual Report as if it is fully set forth herein.

               As previously noted, the discussion set forth below, as well as other portions of this Annual Report, contains statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the Risk Factors. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

               The Company changed its fiscal  year end from December 31 to the last Friday of September or the first Friday of October. This change resulted in a nine-month fiscal year for 1996 and a 53-week year for fiscal 1997, and a 52- or 53-week year for all subsequent fiscal years. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Form 10-K, the 1996 fiscal year is described as the nine-month fiscal period ended September 30, 1996. The unaudited statement of operations data of the Company for the nine-month period ended September 30, 1995 and the unaudited twelve-month period ended September 30, 1996 and the calendar year ended December 31, 1996 are included herein only for comparison purposes.
               For  purposes of  management's  discussion  and analysis  of fiscal year 1997 is compared to the unaudited twelve month period ended September 30, 1996 and the fiscal year 1996 is compared to the unaudited nine month period ended September 1995. Although the comparative periods are unaudited, the financial statements on which the discussion is based contain all adjustments necessary to fairly present the financial position of the Company and the results of its operations for those undaunted periods.

          Recent Events
          -------------

          Restructuring of Revolving Credit Facility and Write Off of Deferred Debt Issuance Costs.

               On October 17, 1997, the Company completed a restructuring of its primary bank credit facility. The restructured facility initially provides the Company with $150 million in credit on an unsecured, revolving basis at interest rates which are 250 basis points lower than the previous agreement. As a result of the restructuring the Company anticipates a first quarter extraordinary charge of approximately $2.3 million, net of tax, related to the write off of current and deferred debt issuance costs.

               The current and noncurrent portions of long-term debt outstanding at September 30, 1997 have been reclassified in the Company's balance sheet to reflect the scheduled maturities of the new debt. The terms of the new debt are described more fully in Note 2 of the financial statements included in this Annual Report.

          Completion of Initial Public Offering.
          -------------------------------------

               The Company completed the initial public offering of its Class A common stock October 8, 1997 (the "Offering"). All registered shares, including the 1,185,000 shares covered by the over-allotment option, were sold by the Company and selling stockholders. The Company has outstanding 16,776,061 shares of Class A common stock (not including 3,284,663 shares reserved for issuance in connection with equity incentive plans) outstanding upon completion of the Offering.

               The Company received net proceeds after deducting the total offering expenses of $87 million, which funding was closed on October 15, 1997. The Company used all of the net proceeds from the offering to repay bank indebtedness on October 16, 1997. Following this reduction, the Company had outstanding indebtedness of $11 million. The Company will incur up to approximately $62 million in new indebtedness through the middle of fiscal 1998 to fund its capital expenditure program to increase its current pasta production capacity, as discussed under Item 1 above.

          Adoption of 1997 Equity Incentive Plan.

               In October 1997, the Board of Directors adopted the 1997 Equity Incentive Plan (the "1997 Plan") for all employees. Under the 1997 Plan, the Board or a committee designated by the Board is authorized to grant nonqualified stock options, incentive stock options, reload options, stock appreciation rights, shares of restricted Class A common stock, performance shares, performance units and shares of Class A common stock awarded as a bonus. There are 2,000,000 shares of Class A common stock reserved for issuance under the 1997 Plan. On October 9, 1997, the Board of Directors granted options to purchase an aggregate of 993,391 shares of Class A common stock at an exercise price of $18 per share. The stock options expire 10 years from the date of grant, unless terminated earlier in accordance with the terms of the 1997 Plan, and become exercisable over the next five years in varying amounts depending on the terms of the individual option agreements.

          AIPC, Harvest States Working Toward Alliance.

               On November 18, 1997, the Company announced the signing of a letter of intent with Harvest States for the possible construction and operation of a pasta production and distribution facility adjacent to Harvest State s mill in Kenosha, Wisconsin. The finalization of the project is subject to a number of significant conditions, including the execution of a definitive agreement with Harvest States.

          Results of Operations
          ---------------------

               The  following  table   sets  forth  certain   statement  of
          operations data of the Company, expressed as a percentage of revenues, for each of the periods presented.

                                                   NINE
                                                   MONTH     TWELVE
                               FISCAL       CALENDAR   FISCAL      MONTH
          FISCAL
                               YEAR      YEAR      PERIOD    PERIOD   YEAR
                               ENDED     ENDED     ENDED     ENDED    ENDED
                               DEC-      DEC-      SEPT-     SEPT-    SEPT-
                               EMBER     EMBER     EMBER     EMBER    EMBER
                               31,       31,       30,       30,      30,
                               1995      1996      1996      1996     1997
                               ------    ------    ------    ------   ------


          Revenues:

          Retail                53.1%     59.6%     60.7%     59.5%    56.7%
          Institutional         46.9      40.4      39.3      40.5     43.3
                               -----     -----     -----     -----    -----
          Total Revenues       100.0%    100.0%    100.0%    100.0%   100.0%
                               -----     -----     -----     -----    -----
          Costs of goods sold   79.5      73.7      74.6      75.3     72.4

          Gross profit before
           plant expansion
           costs                20.5      26.3      25.4      24.7     27.6

          Plan expansion costs   2.2        --        --        --       --
                               -----     -----     -----     -----    -----
          Gross profits         18.3      26.3      25.4      24.7     27.6

          Selling and marketing
           expense, including
           product introduction
           costs                 5.7      17.5      18.2      15.2     10.6

          General and
           administrative
           expense               3.2       2.9       3.0       3.0      2.9
                               -----     -----     -----     -----    -----
          Operating profit       9.4       5.9       4.2       6.5     14.1
          Interest expense, net  8.6       8.7       8.7       8.9      7.8
          Income tax             0.3      (1.1)     (1.7)     (0.9)     2.4

          Extraordinary loss,
           net of income tax      --       1.4       1.8       1.4       --
                               -----     -----     -----     -----    -----
          Net  income (loss)     0.5%     (3.1)%    (4.6)%    (2.9)%    3.9%
                               =====     =====     =====     =====    =====


          FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

               Revenues. Revenues increased $8.0 million, or 6.6%, to $129.1 million for the fiscal year ended September 30, 1997, from $121.1 million for the twelve-month period ended September 30, 1996. The increase for the fiscal year ended September 30, 1997 was primarily due to increases in unit volume. The revenues increase was lower than historical periods as the Company planned for and achieved higher than historical capacity utilization levels which precluded more significant unit and revenue growth. Management expects increased revenue as a result of the long-term supply agreement with CPC.

               Revenues for the Retail market increased $1.2 million, or 1.7%, to $73.3 million for the fiscal year ended September 30, 1997, from $72.1 million for the twelve-month period ended September 30, 1996. The increase reflects gains in private label volumes and lower retail sales volumes of Pasta LaBella flavored pasta as the prior period included introductory pipeline full shipments.

               Revenues for the Institutional market increased $6.8 million, or 13.9%, to $55.9 million for the fiscal year ended September 30, 1997, from $49.1 million for the twelve-month period ended September 30, 1996. This was primarily the result of volume gains in ingredient, foodservice, and Contract Sales which were partially offset by durum wheat related price reductions and changes in sales mix.

               Gross Profit. Gross Profit increased $5.8 million, or 19.4%, to $35.7 million for the fiscal year ended September 30, 1997, from $29.9 million for the twelve-month period ended September 30, 1996. Gross profit as a percentage of revenues increased to 27.6% for the fiscal year ended September 30, 1997 from 24.7% for the twelve-month period ended September 30, 1996. These increases were the result of increases in revenues and lower product costs due to improved plant efficiencies and capacity utilization.

               Selling and Marketing Expense. Selling and marketing expense decreased $4.8 million, or 26%, to $13.7 million for the fiscal year ended September 30, 1997, from $18.4 million reported for the twelve-month period ended September 30, 1996. Selling and marketing expense as a percentage of revenues decreased to 10.6% for the fiscal year ended September 30, 1997, from 15.2% for the comparable prior period. The decrease was primarily due to lower product introduction costs incurred in the Company's retail introduction of Pasta LaBella flavored pasta. The Company s incurred $2.9 million of product introduction costs for the fiscal year ended September 30, 1997, as compared to $8.1 million for the twelve-month period ended September 30, 1996. The decrease in product introduction costs was due to a reduction in introduction activities as the Company completed its retail launch. The decrease in product introduction costs was partially offset by increases in other selling and marketing expenses which supported incremental private label and branded revenues.

               General and Administrative Expense. General and administrative expense increased $.1 million, or 2%, to $3.8 million for the fiscal year ended September 30, 1997, from $3.7 million reported for the comparable period last year, but decreased as a percentage of revenues from 3% to 2.9%.

               Operating Profit. Operating profit for the fiscal year ended September 30, 1997, was $18.2 million, an increase of 133 % over the $7.8 million reported for the twelve-month period ended September 30, 1996. Excluding product introduction costs, operating profit increased $5.2 million, or 32.9%, to $21.1 million for the fiscal year ended September 30, 1997, from $15.9 million reported for the comparable period last year, and increased as a percentage of revenues to 16.3% for the fiscal year ended September 30, 1997, from 13.1% for the twelve-month period ended September 30, 1996.
           September 30, 1997, was $10.1 million, decreasing 6.5% from the $10.8 million reported for the twelve-month period ended September 30, 1996. The decrease was primarily the result of reduced borrowings under the Company s term and revolving credit facilities resulting from the $22.3 million in proceeds realized from the April 1997 private equity financing.

               Income Tax. Income tax for the fiscal year ended September 30, 1997, was $3.1 million, increasing $4.2 million from the $(1.1) million reported for the twelve-month period ended September 30, 1996, and reflects an effective income tax rate of approximately 38%.

               Net Income. Net income for the fiscal year ended September 30, 1997, was $5.1 million, increasing from the $(3.5) million reported for the twelve-month period ended September 30, 1996. Net income per share was $0.42 in fiscal 1997 compared to a loss of $0.33 per share for the twelve-month period ended September 30, 1996.

               Supplementary net income per share for the year ended September 30, 1997 is $0.57 calculated to give effect to the reduction of interest expense, net of tax and the increase in the weighted average number of common and common equivalent shares outstanding sufficient to retire certain indebtedness as if the retirement had occurred at the beginning of the period affected.

          NINE-MONTH FISCAL PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

               Revenues. Revenues increased $28.3 million, or 44.4%, to $92.1 million for the nine-month fiscal period ended September 30, 1996, from $63.8 million for the nine-month period ended September 30, 1995. This increase was primarily due to higher unit volume, favorable changes in product sales mix and higher average prices resulting from the introduction of the Company's new, higher-priced Pasta LaBella flavored pasta.

               Revenues for the Retail market increased $23.1 million, or 70.4%, to $55.9 million for the nine-month fiscal period ended September 30, 1996, from $32.8 million for the nine-month period ended September 30, 1995. This increase was due to (i) higher sales volume, with the largest increases coming from private label and club stores customers; (ii) higher average unit prices due to the introduction of the Company's new, higher-priced Pasta LaBella flavored pasta into the U.S. retail grocery market; (iii) improved product sales mix in the club store category; and (iv) the pass-through of higher durum wheat costs.

               Revenues for the Institutional market increased $5.2 million, or 16.8%, to $36.2 million for the nine-month fiscal period ended September 30, 1996, from $31.0 million for the nine-month period ended September 30, 1995. The volume gains in ingredient and food service categories were partially offset by lower Contract Sales volumes as available production capacity was utilized by retail sales growth. The average 1996 institutional unit price also increased due to the pass-through of higher durum wheat costs.

               Gross Profit. Gross profit increased $12.9 million, or 121.7%, to $23.5 million for the nine-month fiscal period ended September 30, 1996, from $10.6 million for the nine-month period ended September 30, 1995. Gross profit as a percentage of revenues increased to 25.5% for the nine-month fiscal period ended September 30, 1996, from 16.6% for the nine-month period ended September 30, 1995. These increases were primarily the result of (i) higher sales volumes; (ii) higher average unit prices, primarily as a result of Pasta LaBella flavored pasta sales; (iii) the absence of plant expansion costs; (iv) lower per unit warehousing and distribution costs resulting from outsourcing logistics functions through a new strategic alliance with Lanter Company; and (v) improved plant efficiencies and capacity utilization, including the impact of the new South Carolina production and distribution facilities.

               Selling and Marketing Expense. Selling and marketing expense increased $13.1 million, or 354.1%, to $16.8 million for the nine-month fiscal period ended September 30, 1996, from $3.7 million for the nine-month period ended September 30, 1995.
          Selling and marketing expense as a percentage of revenues increased to 18.2% for the nine-month fiscal period ended
          September 30, 1996 from 5.7% for the nine-month period ended September 30, 1995. These increases in selling and marketing expense were primarily due to the Company's incurrence of $8.1 million of product introduction costs during the nine-month fiscal period ended September 30, 1996 related to the retail introduction of the Company's Pasta LaBella flavored pasta products. These costs included payment of product placement fees or "slotting," introductory consumer sampling, couponing, advertising and trade promotions. There were no comparable 1995 expenditures. Selling and marketing expenses also increased due to Pasta LaBella flavored pasta sales and increases in club store and private label revenues.

               General and Administrative Expense. General and administrative expense increased $0.8 million, or 40.0%, to $2.8 million for the nine-month fiscal period ended September 30, 1996, from $2.0 million for the nine-month period ended September 30, 1995, but decreased as a percentage of revenues from 3.2% for the nine-month period ended September 30, 1995 to 3.0% for the nine-month fiscal period ended September 30, 1996. The increase in general and administrative expense was primarily due to increases in MIS expenses and communication costs incurred to support sales growth and the commencement of operations in South Carolina.

               Operating Profit. Operating profit decreased $1.0 million, or 20.4% to $3.9 million for the nine-month fiscal period ended September 30, 1996 from $4.9 million for the nine-month period ended September 30, 1995. Excluding product introduction costs, operating profit increased to $12.0 million, or 144.9%, from $4.9 million and increased as a percentage of revenue to 13.0% for the nine-month fiscal period ended September 30, 1996 from 7.7% for the nine-month period ended September 30, 1995.

               Interest Expense. Interest expense increased $2.7 million, or 50.9%, to $8.0 million for the nine-month fiscal period ended September 30, 1996 from $5.3 million for the nine-month period ended September 30, 1995, due to higher borrowing levels to finance the Company's South Carolina and Missouri capital assets expansion and increases in working capital.

               Income Tax. Income tax decreased to $(1.6) million for the nine-month fiscal period ended September 30, 1996, from $(0.1) million for the nine-month period ended September 30, 1995 and reflected an effective income tax rate of approximately 38% in both periods.

               Extraordinary  Item.   During  the nine-month  fiscal period
          ended September 30, 1996, the Company incurred a $1.6 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with a partial extinguishment and restructuring of the Company's principal bank credit agreement. There was no such item for the nine-month period ended September 30, 1995.

               Net Income. Net income decreased $4.0 million to $(4.2) million for the nine-month fiscal period ended September 30, 1996, from $(0.2) million for the nine-month period ended September 30, 1995.

          CALENDAR YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1995

               The calendar year ended December 31, 1996 does not conform to the Company's fiscal year and is discussed below only for purposes of comparison with the Company's fiscal year ended December 31, 1995.

               Revenues. Revenues increased $28.7 million, or 30.9%, to $121.6 million for the calendar year ended December 31, 1996, from $92.9 million for the fiscal year ended December 31, 1995. This increase was due to higher unit volume, higher average unit price from the mid-1996 introduction of the Company's new higher-priced Pasta LaBella flavored pasta into the U.S. Retail grocery market and improvements in product sales mix.

               Revenues for the Retail market increased $23.1 million, or 46.9%, to $72.4 million for the calendar year ended December 31, 1996, from $49.3 million for the fiscal year ended December 31, 1995. This increase was due to (i) higher average unit prices associated with the introduction of the Company's new, higher-priced Pasta LaBella flavored pasta into the U.S. retail grocery market in mid-1996; (ii) higher unit volume, with the largest increases coming from the private label and club store customers; (iii) improved product sales mix; and (iv) the pass-through of higher durum wheat costs.

               Revenues for the Institutional market increased $5.6 million, or 12.8% to $49.2 million for the calendar year ended December 31, 1996 from $43.6 million for the fiscal year ended December 31, 1995. The ingredient and food service volume gains were partially offset by lower Contract Sales volumes as available capacities were utilized by retail unit growth. The average 1996 institutional unit price increased due to the pass-through of higher durum wheat costs.

               Gross Profit. Gross profit increased $14.9 million, or 87.6%, to $31.9 million for the calendar year ended December 31, 1996, from $17.0 million for the fiscal year ended December 31, 1995. Gross profit as a percentage of revenues increased to 26.2% for the calendar year ended December 31, 1996, from 18.3% for the fiscal year ended December 31, 1995. These increases were primarily the result of (i) higher unit volumes; (ii) higher average unit prices, primarily due to Pasta LaBella flavored pasta sales; (iii) lower durum wheat costs; (iv) the absence of plant expansion costs; and (v) lower per unit warehousing and distribution costs resulting from outsourcing logistics functions through a new strategic alliance with Lanter Company.

               Selling and Marketing Expense. Selling and marketing expense increased $16.0 million, or 301.9%, to $21.3 million for the calendar year ended December 31, 1996, from $5.3 million for the fiscal year ended December 31, 1995. Selling and marketing expense grew as a percentage of revenue to 17.5% for the calendar year ended December 31, 1996, from 5.7% for the fiscal year ended December 31, 1995. This increase was due to the Company's incurrence of $9.6 million of product introduction costs during the calendar year ended December 31, 1996 related to the retail introduction of the Company's Pasta LaBella flavored pasta products. These costs included payment of fees for product placement or "slotting," introductory consumer sampling, couponing, advertising and trade promotions. There were no comparable 1995 expenditures. In addition to product introduction costs, selling and marketing expenses also increased due to the larger retail revenues associated with Pasta LaBella flavored pasta and increases in club store and private label sales.

               General and Administrative Expense. General and administrative expense increased $0.6 million, or 20.7%, to $3.5 million for the calendar year ended December 31, 1996 from $2.9 million for the fiscal year ended December 31, 1995, but decreased as a percentage of revenues from 3.2% to 2.9% over the same period. The increase in general and administrative expense was primarily due to increases in MIS expenses and communication costs incurred to support sales growth and the operations in South Carolina.

               Operating Profit. Operating profit decreased $1.6 million, or 18.2%, to $7.2 million for the calendar year ended December
          31, 1996, from $8.8 million for the fiscal year ended December 31, 1995 and decreased as a percentage of revenue to 5.9% for the calendar year ended December 31, 1996, from 9.4% for the fiscal year ended December 31, 1995. Excluding product introduction costs, operating profit increased by $8.0 million, or 90.9%, to $16.8 million for the calendar year ended December 31, 1996, from $8.8 million for the fiscal year ended December 31, 1995 and increased as a percentage of revenue to 13.8% for the calendar year ended December 31, 1996 from 9.4% for the fiscal year ended December 31, 1995.

               Interest Expense. Interest expense increased $2.6 million, or 32.5% to $10.6 million for the calendar year ended December 31, 1996 from $8.0 million for the fiscal year ended December 31, 1995, due to higher debt levels resulting from the incremental borrowings required to finance the Company's South Carolina and Missouri capital asset expansion and increases in working capital.

               Income Tax. Income tax decreased to $(1.3) million for the calendar year ended December 31, 1996 from $0.3 million for the fiscal year ended December 31, 1995, and reflects an effective income tax rate of approximately 38% in both periods.

               Extraordinary Item. During the calendar year ended December 31, 1996, the Company incurred a $1.6 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with a partial extinguishment and restructuring of the Company's principal bank credit agreement.

               Net Income.   Net  income decreased  $4.3 million to  $(3.8)
          million for the calendar year ended December 31, 1996, from $0.5 million for the fiscal year ended December 31, 1995.

          Liquidity and Capital Resources
          -------------------------------

               The Company's primary sources of liquidity are cash provided by operations and borrowings under its existing credit facilities. The Company has generated liquidity through the sale of equity, which proceeds have historically been used to finance capital expansions. Cash and temporary investments totaled $2.7 million and working capital totaled $12.2 million at September 30, 1997. At September 30, 1996, cash and temporary investments totaled $1.8 million and working capital totaled $(1.6) million. The $13.8 million increase in working capital resulted primarily from the 1997 Private Equity Financing and improvements in the Company s operating results.

               The Company's net cash provided by operating activities totaled $23 million for the fiscal year ended September 30, 1997 compared to a reduction of net cash of $(7.5) million for the nine-month fiscal period ended September 30, 1996. This increase of $30.5 million was primarily due to higher net income, reductions in net working capital investment and reduced product introduction costs. Net cash provided by operating activities was $5.7 million and $3.7 million for the fiscal years ending
          December 31, 1995 and 1994, respectively. The $2.0 million increase in net cash provided by operating activities in the fiscal year ending December 31, 1995 was primarily due to lower investment in net working capital.

               Net cash provided by financing activities was $6.3 million for the fiscal year ended September 30, 1997 compared to $12.3 million for the nine-month fiscal period ended September 30, 1996. The $6.3 million is primarily a result of (1) $22.0 million in net proceeds from the 1997 Private Equity Financing, (2) $11.7 proceeds from issuance of debt, (net of $2.1 deferred debt issuance costs) partially offset by the $25.3 million repayment of short-term and long-term borrowings. Net cash provided by financing activities was $33.1 million for the fiscal year ending December 31, 1995, as a result of net borrowings required to fund the Company's capital asset expansion programs and working capital.

               In April 1997, the Company entered into an amended and restated credit agreement with Bankers Trust Company, Morgan Stanley Senior Funding, Inc. and various banks named therein (the "Credit Agreement"). The Credit Agreement provided for (i) an $18.0 million term loan to mature on February 26, 2000; (ii) a $19.9 million term loan to mature on February 26, 2002; (iii) a $54.7 million term loan to mature on February 27, 2004; (iv) a $45.0 million term loan to mature on February 27, 2004 to finance a portion of the Company's 1997-1998 capital assets expansion; and (v) a $25.0 million revolving loan to mature on February 29, 2000. At September 30, 1997, $93.9 million was outstanding under the Credit Agreement, and the Company had $45.0 million available to borrow under the $45.0 million term credit facility and $17.0 million available to borrow under the $25.0 million revolving credit facility (subject to borrowing base limitations). Interest on borrowings was based on the London Interbank Offer Rate (LIBOR), plus a credit margin of 300 to 375 basis points. At September 30, 1997, the three-month LIBOR rate was 5.7%, and the Company's aggregate, weighted average bank debt borrowing rate was 9.1%. The Credit Agreement contained restrictive covenants that, among other things, limited the Company's ability to incur debt, sell assets, make capital expenditures and pay dividends.

               After the close of the fiscal year end, the Company used the net proceeds from the Offering to repay outstanding indebtedness, a portion of which related to the capital expansion, incurred under the Company's Credit Facility. The Company intends to finance the remainder of its capital expansion program and fund future working capital needs with borrowings under the new Credit Agreement (the "New Credit Agreement") which was completed on October 17, 1997. The Company s restructured credit facility provides the Company with $150 million in credit on an unsecured, revolving basis at interest rates which are expected to be 250 basis points lower than the previous agreement.

               Interest is to be charged at either the base rate (higher of prime of of 1% in excess of the federal funds effective rate) or LIBOR plus an applicable margin based on a sliding scale of the ratio of the Company s total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, a commitment fee is to be charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest plus the commitment fee will be classified as interest expense.

               The Company anticipates a first quarter 1998 extraordinary charge of approximately $2.3 million (net of tax), related to the write off of current and deferred debt issuance costs.

               The New Credit Agreement contains restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and the Company's ability to enter into certain contractual arrangements. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial covenants contained in the new Credit Agreement.

               Cash flow used in investing activities principally relates to the Company's investments in manufacturing, distribution, milling and Management Information Systems(MIS) assets. Capital expenditures were $28.4 million for the fiscal year ended September 30, 1997 and 3.0 million for the nine-month period ended September 30, 1996 and were $38.8 million for the fiscal year ended December 31, 1995, respectively. The increase in spending for the fiscal year ending September 30, 1997 was a result of the Company's initial expenditures of $23.7 million of the $86.0 million capital expansion program discussed above, which the Company expects to complete by April 1998. The increased spending in 1994 and 1995 was primarily the result of the construction of the Company's South Carolina manufacturing and distribution facilities and Missouri distribution center.

               The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness under the Credit Agreement and working capital requirements.

               The Company has committed to spend $15 million for raw material purchases for fiscal year 1998 and has approximately $63 million remaining of the $86 million capital expenditure program, which the Company anticipates will be funded by the middle of fiscal year 1998. The Company expects to fund these commitments from operations and borrowings under the current revolving credit facility. The current credit facility has scheduled reductions in the amount of the commitment beginning at the end of fiscal year 1999. At this time, the borrowings outstanding under the current credit facility (assuming the full $63 million is funded under the facility) do not exceed the facility's minimum commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

               Management believes that net cash provided by operating activities, net cash provided by financing activities and the net proceeds from the Offering will be sufficient to meet the
          Company's expected capital and liquidity needs for the foreseeable future.

          Other Matters
          -------------

               Recently Issued Accounting Standards. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128,
          "Earnings Per Share," which is required to be adopted by the Company in its first quarterly period ended on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share. If SFAS No. 128 had been implemented by the Company at September 30, 1997, the impact on the calculation of earnings per share would not have been material.

          Effect of Inflation
          -------------------

               During the last three fiscal periods, inflation has not had a material effect on the Company, other than to increase its cost of borrowing and raw materials. In general, however, the Company has been able to increase the majority of customer sales prices to recover significant raw material cost increases. However, changes in prices of the Company's pasta products and the pass-through of higher durum wheat costs to certain customers historically have lagged price increases in the Company's raw material costs.

          ITEM 7A.  QUANTITATIVE AND  QUALITATIVE DISCLOSURES  ABOUT MARKET
                    RISK.

                    Not applicable.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            AMERICAN ITALIAN PASTA COMPANY

                        Index to Audited Financial Statements

                                                                        PAGE
                                                                        ----

          Report of Independent Auditors                                  35

          Balance Sheets at September 30, 1996 and  1997                  36

          Statements of Operations for the year ended December
           31, 1995, the fiscal nine-months ended September 30,
           1996,  and the year ended September 30, 1997                   37

          Statements of Stockholders' Equity for the year ended
            December 31, 1995, the fiscal nine-months ended
            September 30,  1996 and the  year ended September 30, 1997    38

          Statements of Cash Flows for the year ended December 31,
           1995, the fiscal nine-months ended September 30, 1996
           and the year ended September 30, 1997                          39

          Notes to Financial Statements                                   40

                            REPORT OF INDEPENDENT AUDITORS

          The Board of Directors
          American Italian Pasta Company

               We have audited the accompanying balance sheets of American Italian Pasta Company (the Company) as of September 30, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995, the nine-month fiscal period ended September 30, 1996 and the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Italian Pasta Company at September 30, 1996 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1995, the nine-month fiscal period ended September 30, 1996 and the year ended September 30, 1997 in conformity with generally accepted accounting principles.

                                                  /S/ ERNST & YOUNG LLP

          Kansas City, Missouri
          October 27, 1997

                            AMERICAN ITALIAN PASTA COMPANY

                                    BALANCE SHEETS


                                                 SEPTEMBER         SEPTEMBER
                                                 30, 1996          30, 1997
                                                 ---------         ---------
                                                       (In thousands)
          ASSETS (Note 2)

          Current assets:
            Cash and temporary investments        $  1,818         $  2,724

            Trade and other receivables             12,494            9,180

            Prepaid expenses and deposits            1,879            1,028
            Inventory                               14,374           13,675
            Deferred income taxes (Note 3)             269              635
                                                  --------         --------
          Total current assets                      30,834           27,242


          Property, plant and equipment:
            Land and improvements                    4,413            4,540

            Buildings                               37,491           37,491

            Plant and mill equipment                81,461           84,233

            Furniture, fixtures and equipment        3,635            4,581
                                                  --------         --------
                                                   127,000          130,845
            Accumulated  depreciation              (23,247)         (29,332)
                                                  --------         --------
                                                   103,753          101,513
            Construction in progress                    --           23,721
                                                  --------         --------
          Total property, plant and equipment      103,753          125,234

          Deferred income taxes (Note 3)             4,479            1,124

          Other assets                               2,622            4,575
                                                  --------         --------
          Total assets                            $141,688         $158,175
                                                  ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
            Accounts payable                      $  7,193         $  8,644
            Accrued expenses                         3,664            5,581
            Current maturities of long-term
              debt (Notes 2 & 12)                    8,078              829
            Revolving line of credit facility
             (Notes 2 & 12)                         13,500               --
                                                  --------         --------
          Total current liabilities                 32,435           15,054
          Long-term debt (Notes 2 & 12)             93,284          100,137
          Commitments and contingencies (Note 4)
          Stockholders' equity: (Notes 6, 11 & 12)
            Preferred stock, $.001 par value:
              Authorized shares 10,000,000              --               --
            Class A common stock, $.001 par value:
              Authorized shares   75,000,000             8               11
            Class B common stock, $.001 par value:
              Authorized shares   25,000,000            --               --
            Additional paid-in capital              33,071           55,324

            Notes receivable from officers              --             (298)
            Accumulated  deficit                   (17,110)         (12,053)
                                                  --------         --------
          Total stockholders' equity                15,969           42,984
          Total liabilities and stockholders'
            equity                                $141,688         $158,175
                                                  ========         ========

                   See accompanying notes to financial statements.

                                        AMERICAN ITALIAN PASTA COMPANY

                                            STATEMENT OF OPERATIONS

                                                               NINE        TWELVE
                                                   YEAR        MONTHS      MONTHS       YEAR
                                                   ENDED       ENDED       ENDED        ENDED
                                                   DECEMBER    SEPTEMBER   SEPTEMBER    SEPTEMBER
                                                   31, 1995    30, 1996    30, 1996     30, 1997
                                                   --------    ---------   ---------    ---------
                                                                           (Unaudited)
                                                     (In thousands, except per share amounts)


     Revenues (Note 5)                             $92,903     $92,074     $121,149     $129,143
     Cost of goods sold                             73,851      68,555       91,230       93,467
     Plant expansion costs (Note 8)                  2,065          --           --           --
                                                   -------     -------      -------      -------
     Gross profit                                   16,987      23,519       29,919       35,676
     Selling and marketing expense,
       including product introduction
       costs (Note 10)                               5,303      16,798       18,445       13,664
     General and administrative expense              2,930       2,805        3,686        3,766
                                                   -------     -------      -------      -------
     Operating profit                                8,754       3,916        7,788       18,246
     Interest expense, net                           8,008       8,023       10,770       10,119
                                                   -------     -------      -------      -------
     Income (loss) before income tax expense
       (benefit) and extraordinary item                746      (4,107)      (2,982)       8,127
     Income tax expense (benefit) (Note 3)             270      (1,556)      (1,139)       3,070
                                                   -------     -------      -------      -------
     Income (loss) before extraordinary item           476      (2,551)      (1,843)       5,057
     Extraordinary item:
       Loss due to early extinguishment of
       long-term debt, net of income taxes
       (Note 2)                                         --      (1,647)      (1,647)          --
                                                   -------     -------      -------      -------
     Net income (loss)                             $   476     $(4,198)     $(3,490)     $ 5,057
                                                   =======     =======      =======      =======
     Net income (loss) per common share:
     Before extraordinary item                     $  0.05     $ (0.24)     $ (0.17)     $  0.42
     Extraordinary item                                 --       (0.16)       (0.16)     $    --
                                                   -------     -------      -------      -------
     Total                                         $  0.05     $ (0.40)     $ (0.33)     $  0.42
                                                   =======     =======      =======

     Weighted-average common shares outstanding     10,445      10,473       10,470       12,161
                                                   =======     =======      =======

                                See accompanying notes to financial statements.

                                        AMERICAN ITALIAN PASTA COMPANY

                                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        NOTES
                                                                        RECEIV-                 TOTAL
                                       CLASS A    CLASS A   ADDITIONAL  ABLE                    STOCK-
                                       COMMON     COMMON    PAID-IN     FROM       ACCUMULATED  HOLDERS'
                                       SHARES     STOCK     CAPITAL     OFFICERS   DEFICIT      EQUITY
                                       -------    -------   ----------  --------   -----------  -------
                                                       (In thousands, except share data)



     Balance at December 31, 1994     8,201,233   $   8     $32,781     $   --     $(13,388)    $19,401
        Issuance of 38,767 shares
          of Class A Common stock        38,767      --         190         --           --         190
        Net income                           --      --          --         --          476         476
                                     ----------    ----     -------      -----     --------     -------
     Balance at December 31, 1995     8,240,000       8      32,971         --      (12,912)     20,067
        Issuance of 20,328 shares of
          Class A Common stock           20,328      --         100         --           --         100
        Net loss                             --      --          --         --       (4,198)     (4,198)
                                     ----------    ----      -------      -----      --------     -------
     Balance at September 30, 1996    8,260,328       8      33,071         --      (17,110)     15,969
       Issuance of 3,174,526 shares
         of Class A Common Stock, net
         of issuance costs            3,174,528       3      22,039         --           --      22,042
       Notes received from officers
         in exchange for stock               --      --          --       (298)          --        (298)
       Issuance of 31, 200 shares of
         Class A Common Stock to
         employee benefit plan           31,200      --         214         --           --         214
       Net income                            --      --          --         --        5,057       5,057
                                     ----------    ----     -------      -----     --------     -------
     Balance at September 30, 1997   11,466,056  $   11     $55,324     $ (298)   $ (12,053)    $42,984
                                     ==========  ======     =======     ======    =========

                                 See accompanying notes to financial statements.

                                        AMERICAN ITALIAN PASTA COMPANY

                                           STATEMENTS OF CASH FLOWS

                                                                            NINE
                                                           YEAR             MONTHS           YEAR
                                                           ENDED            ENDED            ENDED
                                                           DEC-             SEPT-            SEPT-
                                                           EMBER 31,        EMBER 30,        EMBER 30,
                                                           1995             1996             1997
                                                           ---------        ---------        ---------
                                                                          (In thousands)


          Operating activities:
          Net income (loss)                                 $   476          $(4,198)         $ 5,057
          Adjustments to reconcile net income
            (loss) to net cash provided by (used in)
            operations:
              Depreciation and amortization                   6,279            5,434            7,828
              Deferred income tax expense
                (benefit)                                       264           (1,556)           2,989
              Extraordinary loss due to early
                 extinguishment of long-term debt                --            1,647               --
              Loss on disposal of property, plant and
                equipment                                       439               --               --
              Changes in operating assets and
                liabilities
                  Trade and other receivables                (4,586)          (1,785)           3,347
                  Prepaid expenses and deposits                (364)            (952)             464
                  Inventory                                  (2,814)          (1,830)           1,086
                  Accounts  payable and accrued expenses      6,610           (3,961)           2,792
                  Other                                        (574)            (276)            (492)
                                                           --------         --------          -------
          --  Net cash provided by (used in) operating
            activities                                        5,730           (7,477)          23,071
          Investing activities:
          Additions to property, plant and equipment
                                                            (38,789)          (3,041)         (28,428)
                                                           --------         --------          -------
          --  Net cash used in investing activities         (38,789)          (3,041)         (28,428)
          Financing activities:

          Additions to deferred debt issuance costs             (71)          (2,083)          (2,115)
          Proceeds from issuance of  debt                    40,795           86,470           11,730
          Net borrowings under revolving line of
            credit facility                                      --           13,500           (5,500)
          Principal payments on debt and
            capital lease obligations                        (7,848)         (85,669)         (19,810)

          Proceeds from issuance of common
            stock, net of issuance costs                        190              100           21,958
                                                           --------         ---------         -------
          Net cash provided by financing activities          33,066           12,318            6,263
                                                           --------         ---------         -------
          Net increase in cash and temporary
            investments                                           7            1,800              906
          Cash and temporary investments at
            beginning of period                                  11               18            1,818
                                                           --------         ---------         -------
          Cash and temporary investments at
            end of period                                  $     18         $  1,818          $ 2,724
                                                           ========         ========          =======

                                See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997

          1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS

               American Italian Pasta Company (the Company) is a Delaware Corporation which began operations in 1988. The Company is the third largest producer and marketer of pasta products in the United States with manufacturing and distribution facilities located in Excelsior Springs, Missouri and Columbia, South Carolina.

          CHANGE IN FISCAL YEAR

               Effective for its 1996 fiscal year, the Company changed its fiscal year end from December 31 to the last Friday of September or the first Friday of October. This change resulted in a nine-month fiscal period for 1996, a 53-week year for fiscal 1997, and a 52- or 53-week year for all subsequent fiscal years. The Company's other fiscal quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter. For purposes of the financial statements and notes thereto, the 1997 fiscal year is described as having ended on September 30, 1997.

          UNAUDITED FINANCIAL INFORMATION

               The Company has included information for the twelve months ended September 30, 1996 in the statements of operations for comparative purposes. This information is unaudited.

          REVENUE RECOGNITION

               Sales of the Company's products, including pricing terms, are final upon shipment of the goods. Accordingly, revenue is recognized at such time.

          USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          RISKS AND UNCERTAINTIES

               The Company grants credit to certain customers  who meet the
          Company's pre-established credit requirements. Generally, the Company does not require collateral security when trade credit is granted to customers. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The allowance for doubtful accounts at September 30, 1996 and 1997 was $60,000 and $196,000,
          respectively. At September 30, 1996 and 1997, approximately 34% and 37%, respectively, of accounts receivable were due from two customers.

               Pasta is made from semolina milled from durum wheat, a class of hard amber wheat grown in certain parts of the world and purchased by the Company from United States and Canadian sources. The Company mills the wheat into semolina at its Excelsior Springs plant. Durum wheat is a narrowly traded, cash only commodity crop. The Company attempts to minimize the effect of durum wheat cost fluctuations through forward purchase contracts and raw material cost-based pricing agreements with many of its customers. The Company's commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on profitability, but also may temporarily affect the timing of the Company's ability to benefit from possible durum wheat cost decreases for such contracted quantities.

          FINANCIAL INSTRUMENTS

               The carrying value of the Company's financial instruments, including cash and temporary investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying balance sheet at September 30, 1997, approximates fair value.

          ADVERTISING COSTS

               The Company amortizes direct response advertising costs over the period in which the future benefits are expected (generally six months or less). Other costs of advertising and promotions are expensed as incurred.

          CASH AND TEMPORARY INVESTMENTS

               Cash and temporary investments include cash on hand, amounts due from banks and highly liquid marketable securities with maturities of three months or less at the date of purchase.

          INVENTORIES

               Inventories are stated using product specific standard costs which approximate the lower of cost or market determined on a first-in, first-out (FIFO) basis. Inventories consist of the following:


                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                 1996               1997
                                             -------------      ------------
                                                     (In thousands)


          Finished goods                        $10,809            $ 9,310
          Raw materials, packaging
            materials and work-in process         3,565              4,365
                                                -------            -------
                                                $14,374            $13,675
                                                =======            =======

          PROPERTY, PLANT AND EQUIPMENT

               Capital additions, improvements and major renewals are classified as property, plant and equipment and are recorded at cost. Depreciation is calculated for financial statement purposes using the straight-line method over the estimated useful life of the related asset for each year as follows:

                                                      NUMBER OF
                                                        YEARS
                                                      ---------

               Land improvements                       40
               Buildings                               30
               Plant and mill equipment                20
               Packaging equipment                     10
               Furniture, fixtures and equipment        5

               The Company capitalizes interest costs associated with the construction and installation of plant and equipment. During the fiscal year ended December 31, 1995, approximately $1,559,000 of interest cost was capitalized. There was no interest cost capitalized in fiscal 1996. During the year ended September 30, 1997, approximately $488,000 of interest cost was capitalized.

          OTHER ASSETS

               Other assets consist of the following:


                                              SEPTEMBER  30,   SEPTEMBER 30,
                                                  1996             1997
                                              ------------     ------------
                                                      (In thousands)


          Debt issuance costs (Note 2)        $  2,143          $  4,258
          Package design costs                   1,456             1,598
          Other                                  1,150             1,702
                                              --------          --------
                                                 4,749             7,558
          Accumulated amortization              (2,127)           (2,983)
                                              --------          --------
                                              $  2,622          $  4,575
                                              ========          ========


               Debt issuance costs relate to expenditures incurred in connection with obtaining long-term debt. These costs are being amortized over the life of the related debt using the effective interest rate method. Debt issuance costs, net of accumulated amortization, were $3,436,000 at September 30, 1997.

               Package design costs relate to certain incremental third party costs to design artwork and produce die plates and negatives necessary to manufacture and print packaging materials according to the Company's and customer's specification. These costs are amortized ratably over a two-year period. In the event that product packaging is discontinued prior to the end of the amortization period, the respective package design costs are written off. Package design costs, net of accumulated amortization, were $378,000 at September 30, 1997.

          INCOME TAXES

               The Company accounts for income taxes in accordance with the method prescribed by Statement of Financial Accounting Standards
          (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          STOCK OPTIONS

               The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options and have adopted the pro forma disclosure requirements under SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          NET INCOME (LOSS) PER COMMON SHARE

               Net income (loss) per common share is calculated using the weighted-average number of common shares and common equivalent shares, to the extent dilutive, outstanding during the periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued and common stock options granted by the Company during the 12 months preceding the October 1997 filing date for its initial public offering have been included in the calculation of weighted-average common and common equivalent shares outstanding, using the treasury stock method based on the initial public offering price of $18 per share, as if the stock and options were outstanding for all periods presented.

               Supplementary net income per share for the year ended September 30, 1997 is $0.57 calculated to give effect to the reduction of interest expense, net of tax and the increase in the weighted average number of common and common equivalent shares outstanding sufficient to retire certain indebtedness as if the retirement had occurred at the beginning of the period affected.

          2.  LONG-TERM DEBT

             The Company refinanced certain of its credit facilities subsequent to September 30, 1997 as more fully described in Note 12.

               The principal maturity terms of the new $150 million unsecured, revolving credit facility are as follows:


                                                       SCHEDULED COMMITMENT
                     FACILITY               AMOUNT           REDUCTION
                     --------               ------     --------------------
                                        (In thousands)


          Scheduled Commitment Reduction    $ 10,000   September 30, 1999
          Scheduled Commitment Reduction      15,000   September 30, 2000
          Scheduled Commitment Reduction      25,000   September 30, 2001
          Final Maturity                     100,000   September 30, 2002
                                            --------

                                            $150,000
                                            ========


               Interest is to be charged at either the base rate (higher of prime or of 1% in excess of the federal funds effective rate) or LIBOR plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, a commitment fee is to be charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest plus the commitment fee will be classified as interest expense.

               Long-term debt, as reclassified to reflect the refinancing events described above, consists of the following:


                                              SEPTEMBER  30,    SEPTEMBER 30,
                                                  1996             1997
                                              ------------     -------------
                                                      (In thousands)


          Term loans                            $ 94,813        $ 93,938
          Capital lease, 15-year term
            with three,  five-year renewal
            options, at an imputed interest
            rate of 12.5%                          3,586           3,482
          Capital lease, eight-year term at
            an imputed interest rate of 8.5%       2,260           2,054
          Other                                      703           1,492
                                                --------        --------
                                                 101,362         100,966
          Less current portion                     8,078             829
                                                 -------         -------
                                                $ 93,284        $100,137
                                                ========        ========

               In February 1996, the Company refinanced certain of its credit facilities. The unamortized balance of debt issuance costs of $2.6 million which related to the previous debt were written off, net of related tax benefits of $1 million, as an extraordinary loss on debt extinguishment as required by generally accepted accounting principles.

               The following information related to the old revolving credit facility is presented for the year ended December 31, 1995, the nine-month fiscal period ended September 30, 1996 and the year ended September 30, 1997.

                                                1995    1996    1997
                                                ----    ----    ----

          Weighted-average interest rate        9.0%    8.4%    8.5%

               Annual maturities of long-term debt and capital lease obligations for each of the next five years ended September 30, including the principal amortization provisions of the refinanced credit agreement, are as follows:


                                       LONG TERM     CAPITAL LEASES
          YEAR                            DEBT          AND OTHER       TOTAL
          ----                          --------     --------------     -----
                                                     (In thousands)


          1998                          $    --          $ 1,520
          1999                               --            1,496
          2000                               --            1,220
          2001                               --              994
          2002                           93,938              990
          Thereafter                         --            5,235
                                         ------          -------
                                         93,938           11,455        $105,393
          Less imputed interest              --            4,427           4,427
                                         ------          -------         -------
          Present value of net
            minimum payments             93,938            7,028         100,966
          Less current portion               --              829             829
                                        -------          -------         -------
          Long-term  obligations        $93,938          $ 6,199        $100,137
                                        =======          =======        ========


               The new revolving credit agreement contain various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, and the Company's ability to enter into certain contractual arrangements. The facility is unsecured.

               The Company leases certain assets under capital lease agreements. At September 30, 1996 and 1997, the cost of these assets was $7,128,000 and $7,949,000, respectively, and related accumulated amortization was $642,000 and $687,000, respectively.

          3.  INCOME TAXES

               At September 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes that expire as follows:

                    2003                               $   958
                    2004                                 5,253
                    2005                                    76
                    2006                                     5
                    2007                                 1,299
                    2008                                   195
                    2009                                 1,248
                    2010                                 5,121
                    2011                                12,584
                    2012                                    58
                                                        ------
                                                       $26,797
                                                       =======

               The Company also has state income enterprise zone credits of approximately $1 million that expire in 1997.

               The Company has established a valuation allowance of approximately $1 million for state enterprise zone credits that are available but are not expected to be realized. Management believes it is more likely than not that remaining deferred tax assets will be realized through the generation of future taxable income and available tax planning strategies.

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                              SEPTEMBER  30,    SEPTEMBER 30,
                                                  1996             1997
                                              ------------     -------------
                                                      (In thousands)


          Deferred tax assets:
            Net operating loss carryforward     $  9,730        $ 10,183
            State enterprise zone credits          1,031           1,031
            AMT credit carryforward                  561             676
            Other                                  1,888             732
                                                --------        --------
          Total deferred tax assets               13,210          12,622
          Deferred tax liabilities:
            Book basis of tangible assets
              greater than tax                     6,721           9,404
            Other                                    710             428
                                                --------        --------
          Total deferred tax liabilities           7,431           9,832
                                                --------        --------
          Net deferred tax assets before
            allowance                              5,779           2,790
          Valuation allowance for deferred
            tax assets                            (1,031)         (1,031)
                                                --------        --------
          Net deferred tax assets                $ 4,748         $ 1,759
                                                ========        ========

               Significant components of the provision for income taxes are as follows:

                                                        NINE
                                           YEAR         MONTHS       YEAR
                                           ENDED        ENDED        ENDED
                                           DEC-         SEPT-        SEPT-
                                           EMBER        EMBER        EMBER
                                           31, 1995     30,1996      30, 1997
                                           --------     --------     --------
                                                     (In thousands)


          Current income tax expense        $    6        $    --      $    81
          Deferred tax  expense (benefit)      264         (1,556)       2,989
                                            ------        -------      -------
          Net income tax  expense (benefit) $  270        $(1,556)     $ 3,070
                                            ======        =======      =======

               The   reconciliation  of   income   tax   computed  at   the
          U.S. statutory tax rate to income tax expense is as follows:

                                                        NINE
                                           YEAR         MONTHS       YEAR
                                           ENDED        ENDED        ENDED
                                           DEC-         SEPT-        SEPT-
                                           EMBER        EMBER        EMBER
                                           31, 1995     30,  1996    30, 1997
                                           --------     --------     ------
                                                     (In thousands)


          Income (loss) before income
           taxes                            $  746       $(4,107)     $8,127
          U.S. statutory tax rate              x34%          x34%        x34%
                                           --------     --------      ------
          Federal income tax expense
           (benefit) at U.S. statutory
            rate                               254        (1,396)     2,763
          State income tax expense
           (benefit),  net of federal
           tax effect                           30          (165)       325
          Other, net                           (14)            5        (18)
                                           -------       -------     ------
          Net income tax expense
            (benefit)                       $  270       $(1,556)    $3,070
                                           =======       =======     ======

          4.  COMMITMENTS AND CONTINGENCIES

               In April 1997, the Company entered into a long-term supply arrangement in which the Company is obligated to produce and the customer is obligated to purchase certain minimum annual volumes of pasta products beginning in fiscal 1998. In order to fulfill its obligations under the contract, the Company will be required to expand significantly its available production capacity.

               The Company has committed approximately $86 million to expand significantly its existing manufacturing, milling and distribution facilities. The expansion assets are anticipated to be placed in service during fiscal 1998. As of September 30, 1997, cumulative expansion expenditures are $23,721,000, including capitalized interest of $488,000. The remaining expansion costs will be funded from a portion of the proceeds from the Company's common stock sale (see Note 12), available bank credit facilities and cash provided by operations.

               The Company had durum wheat purchase commitments totaling approximately $8.0 million and $15.1 million at September 30, 1996 and 1997, respectively.

               Under an agreement with its predominant rail carrier, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at September 30, 1997.

          5.  MAJOR CUSTOMERS

               Sales to a certain customer during the year ended December 31, 1995, the fiscal nine-months ended September 30, 1996 and the year ended September 30, 1997 represented 33%, 27% and 27% of revenues, respectively. Sales to a second customer during the year ended December 31, 1995, the fiscal nine-months ended September 30, 1996 and the year ended September 30, 1997 represented 23%, 19% and 22% of revenues, respectively.

          6.  STOCK OPTION PLAN

               In October 1992, a stock option plan was established that authorizes the granting of options to purchase up to 1,201,880 shares of the Company's common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. The stock options expire 10 years from the date of grant and become exercisable over the next five years in varying amounts depending on the terms of the individual option agreements.


                                                               WEIGHTED
                                NUMBER                          AVERAGE
                                  OF         OPTION PRICE      EXERCISE
                                SHARES        PER SHARE          PRICE       EXERCISABLE
                               ---------     -------------      --------     -----------


          Outstanding at
           December 31, 1994     673,433      $2.33-$4.92        $ 4.06       374,447
           Exercised                  --
           Granted               339,562         $12.23          $12.23
           Canceled/Expired           --
                              ----------
          Outstanding at
           December 31, 1995  1,012,995       $2.33-$12.23       $ 6.79       455,942
             Exercised              --
             Granted              1,226       $12.23             $12.23
          Canceled/Expired         (613)      $12.23             $12.23
                              ---------
          Outstanding at
           September 30, 1996 1,013,608       $2.33-$12.23       $ 6.80       541,471
            Exercised                --
            Granted             262,052       $7.02-$12.23       $ 8.87
          Canceled/Expired      (96,334)      $4.92-$12.23       $12.09
                              ---------
          Outstanding at
           September 30, 1997 1,179,326       $2.33-$12.23       $ 6.83       734,877
                              =========

               The following table summarizes outstanding and exercisable options at September 30, 1997:


                           OPTIONS OUTSTANDING    OPTIONS EXERCISABLE
                           -------------------    -------------------
                                      WEIGHTED                 WEIGHTED
                                      AVERAGE                  AVERAGE
          EXERCISE      NUMBER        EXERCISE    NUMBER       EXERCISE
          PRICES        OUTSTANDING   PRICE       EXERCISABLE  PRICE
          ---------     -----------   --------    -----------  --------


          $2.33-$2.38   226,456       $ 2.36      226,456      $ 2.36
          $4.92         445,137         4.92      338,563        4.92
          $7.02         169,244         7.02       57,028        7.02
          $12.23        338,489        12.23      112,830       12.23


               SFAS No. 123 requires the disclosure of pro forma net income and earnings per share for stock-based awards as if the Company had used the fair value method of accounting for such awards. Under SFAS No. 123, the fair value is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method with the following weighted-average assumptions: expected life, 18 months following vesting; no stock volatility; risk free interest rate of 6% and no dividends during the expected term. Based on these calculations and assumptions, the effect of applying SFAS No. 123's fair value method to the Company's stock-based awards granted subsequent to December 15, 1994 results in pro forma net income which is not materially different from amounts reported in the accompanying statements of operations.

          7.  EMPLOYEE BENEFIT PLAN

               The  Company has a defined contribution plan organized under
          Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company will match 50% of the employee contributions up to a maximum employee contribution of 6% of the employee's salary and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $139,000, $124,000 and $200,000 for the year ended December 31, 1995, the fiscal nine-months ended September 30, 1996 and the year ended September 30, 1997, respectively.

          8.  PLANT EXPANSION COSTS

               Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the statement of operations. Plant expansion costs amounted to $2,065,000 for the year ended December 31, 1995.

          9.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                        NINE
                                           YEAR         MONTHS       YEAR
                                           ENDED        ENDED        ENDED
                                           DEC-         SEPT-        SEPT-
                                           EMBER        EMBER        EMBER
                                           31, 1995     30, 1996     30, 1997
                                           --------     --------     --------
                                                     (In thousands)


          Supplemental disclosure of cash
            flow information:
            Cash paid for interest         $9,675       $8,101       $9,899
                                           ======       ======       ======

            Cash paid for income tax       $  100           50           --
                                           ======       ======       ======


          10.  PRODUCT INTRODUCTION COSTS

               During 1996, the Company began distribution of its Pasta LaBella flavored pasta products into the United States' retail grocery trade. Introduction of these products was supported by significant advertising, promotions and other initiatives. The Company's selling and marketing expense includes the following product introduction costs:


                                                     NINE
                                                     MONTHS     YEAR
                                                     ENDED      ENDED
                                                     SEPT-      SEPT-
                                                     EMBER      EMBER
                                                     30, 1996   30, 1997
                                                     --------   --------
                                                       (In thousands)


          Introductory advertising                   $3,587     $  137
          In-store product demonstrations               692        307
          Direct response advertising amortization      166        200
          Product placement fees paid                 3,113      1,633
          Introductory trade incentives                 268         --
          Other                                         296        588
                                                     ------     ------
          Total product introduction costs           $8,122     $2,865
                                                     ======     ======
          There were no such costs in 1995.


          11.  NOTES RECEIVABLE FROM OFFICERS

               In April 1997, certain officers of the Company acquired 42,366 shares of common stock. At the same time, the Company loaned these officers $298,000, all of which remains outstanding at September 30, 1997. The loans which were evidenced by promissory notes are payable in equal installments over three years commencing upon termination of certain transfer restrictions applicable to such shares under the Stockholders Agreement, not later than December 31, 1998. The notes are collateralized by the pledge of shares of common stock of the Company, may be prepaid in part or in full without notice or penalty and bear interest at the applicable federal rate in effect on the first day of each quarter. These loans, evidenced by promissory notes, are classified as a reduction to stockholders equity in the accompanying balance sheet at September 30, 1997.

          12.  SUBSEQUENT EVENTS

               PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

               On October 8, 1997, the Company completed an initial public offering (the "Offering") of 7,900,000 shares of Class A Common Stock, par value of $.001 per share (the "New Class A Common Stock"), of which 5,310,000 shares were offered by the Company and 2,590,000 shares were sold by certain selling stockholders. The offering of 5,310,000 primary shares at $18 per share, generated $95.6 million of gross proceeds. Net proceeds of the offering were $87 million, after deducting the expenses of the offering. The Company used the proceeds of the offering to pay down the Company s outstanding debt. Prior to consummation of the Offering, the Company amended and restated its Charter and By-Laws and effected a recapitalization such that (i) the common equity of the Company consists of New Class A Common Stock and Class B Convertible Common Stock, par value $.001 per share (the "New Class B Common Stock") and (ii) each previously-outstanding share of common stock of the Company was converted into 6.132043 shares of New Class A Common Stock. All share and per share data included in the financial statements and accompanying footnotes have been restated to reflect the recapitalization of New Class A Common Stock. Shares of New Class A Common Stock held by persons other than private equity funds sponsored by Morgan Stanley Dean Witter (the "Morgan Stanley Stockholders") and certain related persons are not convertible into New Class B Common Stock. Holders of New Class B Common Stock will have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. Shares of the New Class B Common Stock have no preemptive or other subscription rights and are convertible into an equal number of shares of New Class A Common Stock (1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of New Class A Common Stock, and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to any person that is not a Morgan Stanley Stockholder.

               In connection with the recapitalization, the Company's Charter was amended to provide that the Board of Directors is authorized, subject to certain limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate of 10,000,000 shares of Preferred Stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions) redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock which the Company may designate and issue in the future. The Company has no present plans to issue any shares of Preferred Stock.

               1997 EQUITY INCENTIVE PLAN

               In October 1997, the Board of Directors adopted the 1997 Equity Incentive Plan for all employees. Under the Plan, the Board or a committee designated by the Board is authorized to grant nonqualified stock options, incentive stock options, reload options, stock appreciation rights, shares of restricted Common Stock, performance shares, performance units and shares of Common Stock awarded as a bonus. There are 2,000,000 shares of Common Stock reserved for issuance under the Plan. On October 9, 1997, the Board of Directors granted options to purchase 993,391 shares of common stock at $18 per share. The stock options expire 10 years from the date of grant and become exercisable over the next five years in varying amounts depending on the terms of the individual option agreements.

               REVOLVING CREDIT FACILITY

               On October 17, 1997, the Company completed a restructuring of its primary bank credit facility. The restructured facility initially provides the Company with $150 million in credit on an unsecured, revolving basis at interest rates which are 250 basis points lower than the previous agreement. As a result of the restructuring the Company anticipates a first quarter extraordinary charge of approximately $2.3 million, net of tax, related to the write off of current and deferred debt issuance costs.

               The current and noncurrent portions of long-term debt outstanding at September 30, 1997 have been reclassified in the Company s balance sheet to reflect the scheduled maturities of the new debt. The terms of the new debt are described more fully in Note 2.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    Not applicable.

                                       PART III

               AIPC has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. AIPC's definitive proxy statement for the 1998 annual meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after October 3, 1997.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               (a)  Directors of the Company

               The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Three Directors" and "The Board of Directors" in AIPC's Definitive Proxy Statement is incorporated herein by reference in partial response to this Item 10.

               (b)  Executive Officers of the Company

               The information set forth in response to Item 401 of Regulation S-K under "Executive Officers of the Registrant" an unnumbered Item in Part 1 (immediately following Item 4 Submission of Matters to a Vote of Security Holders) of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

               The information  set  forth  in  response  to  Item  405  of
          Regulation S-K under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in AIPC's Definitive Proxy Statement is incorporated herein by reference in partial response to this Item 10.

          ITEM 11.  EXECUTIVE COMPENSATION.

               The information set forth in response to Item 402 of Regulation S-K under "Management Compensation" in AIPC's Definitive Proxy Statement, (other than The Compensation Committee Report on Executive Compensation) is incorporated by reference in response to this Item 11.

          ITEM 12.  SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS  AND
          MANAGEMENT.

               The information set forth in response to Item 403 of Regulation S-K under the heading "Principal Stockholders and Stock Owned Beneficially by Directors and Certain Executive Officers" in AIPC's Definitive Proxy Statement is hereby incorporated by reference in response to this Item 12.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Relationships and Related Transactions" in AIPC's Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

               (a)  The following items are filed as a part of the report:

                    1. The Company's financial statements prepared in accordance with Regulation S-X, including the statements of operations, cash flow and stockholder's equity for the three fiscal periods ended December 31, 1995, September 30, 1996 and September 30, 1997 and the balance sheets as of September 30, 1996 and 1997, and related notes and the independent auditor's opinion thereon are included under Item 8 of this Annual Report.

                    2.   No financial  statement schedules are  required to
                         be  included   in  this   Annual  Report   by  the
                         Securities and Exchange Commission's regulations.

                    3. The list of exhibits following the signature page of this Annual Report is incorporated by reference herein in partial response to this Item.

               (b)  Reports on Form 8-K.

               The Company did not file any current reports on Form 8-K during the last fiscal quarter covered by this Annual Report.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN ITALIAN PASTA COMPANY


                                        By:  /s/ Timothy S. Webster
                                             -------------------------
                                             Timothy S. Webster
                                             President and Chief
                                             Executive Officer

          Date December 23, 1997

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           POWER OF ATTORNEY AND SIGNATURES

               Each of the undersigned hereby severally constitute and appoint Timothy S. Webster and David E. Watson, and each of them singly, with power of substitution and resubstitution, as his or her true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicted below, all amendments to this Annual Report on Form 10-K and generally to do all things in our names and on our behalf in such capacities to enable American Italian Pasta Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange
          Commission with respect to this Annual Report on Form 10-K.


          /S/ Horst W. Schroeder      Chairman of the       December 23, 1997
          -------------------------   Board of Directors

          /S/ Timothy S. Webster      President, Chief      December 23, 1997
          -------------------------   Executive Officer
                                      and Director
                                      (Principal Executive
                                      Officer)

          /S/ David E. Watson         Executive Vice        December 23, 1997
          -------------------------   President and Chief
                                      Financial Officer,
                                      Treasurer and
                                      Secretary (Principal
                                      Financial and
                                      Accounting Officer)

          S/ Robert H. Niehaus        Director              December 23, 1997
          -------------------------

          /S/ Richard S. Thompson     Director              December 23, 1997
          -------------------------

          /S/ Jonathan E. Baum        Director              December 23, 1997
          -------------------------

          /S/ David Y. Howe           Director              December 23, 1997
          -------------------------

          /S/ Lawrence B. Sorrel      Director              December 23, 1997
          -------------------------

          /S/ Amy S. Rosen            Director              December 23, 1997
          -------------------------

          /S/ James A. Schlindwein    Director              December 23, 1997
          -------------------------

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
              PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
           HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

          Not applicable.

                                    EXHIBIT INDEX

          Exhibit
          Number    Description
          -------   -----------
          (2)       Plan  of   Acquisition,  Reorganization,   Arrangement,
                    Liquidation or Succession

                    Not applicable.

          (3)       Articles and By-Laws

                    3.1 The Company's amended and restated Certificate of Incorporation dated October 7, 1997, which is attached as Exhibit 3.1 to the Company's registration statement on Form S-1, as amended (Commission file no. 333-32827) (the "Registration Statement"), is incorporated by reference herein as Exhibit 3.1.

                    3.2 The Company's amended and restated By-Laws dated October 7, 1997, which is attached as Exhibit 3.2 to the Registration Statement, are incorporated by reference herein as Exhibit 3.2.

          (4) Instruments Defining the Rights of Security Holders, Including Indentures

                    4.1 The specimen certificate representing the Company's Class A Convertible Common Stock, par value $0.001 per share, which is attached as
                         Exhibit 4.1 to the Registration Statement, are incorporated by reference herein as Exhibit 4.1.

                    4.2 The specimen certificate representing the Company's Class B Convertible Common Stock, par value $0.001 per share, which is attached as
                         Exhibit 4.2 to the Registration Statement, are incorporated by reference herein as Exhibit 4.2.

                    4.3 Section 7.1 of the Company's amended and restated Certificate of Incorporation, which is incorporated herein as Exhibit 3.1, is incorporated by reference herein as Exhibit 4.3.

                    4.4 Article II of the Company's amended and restated Bylaws, which is incorporated herein as Exhibit 3.2, is incorporated by reference herein as
                         Exhibit 4.4.

                    4.5 Sections 1, 2, 3, 4 of Article III of the Company's amended and restated Bylaws, which is incorporated herein as Exhibit 3.2, is incorporated by reference herein as Exhibit 4.5.

                    4.6 Article VII of the Company's amended and restated Bylaws, which is incorporated herein as Exhibit 3.2, is incorporated by reference herein as
                         Exhibit 4.6.

                    4.7 Article IX of the Company's amended and restated Bylaws, which is incorporated herein as Exhibit 3.2, is incorporated by reference herein as
                         Exhibit 4.7.

          (9)       Voting Trust Agreements

                    Not applicable.

          (10)      Material Contracts

                    10.1 Credit Agreement among the  Company, various banks
                         named therein, Bankers Trust Company and Morgan Stanley Senior Fund, Inc. dated as of October 30, 1992, as amended and restated as of April 11, 1997, which is attached as Exhibit 10.1 to the Registration Statement, is incorporated by reference herein as Exhibit 10.1.

                    10.2 Manufacturing and Distribution  Agreement dated as
                         of April 15, 1997 between CPC International Inc. and the Company, which is attached as Exhibit 10.2 to the Registration Statement, is incorporated by reference herein as Exhibit 10.2.

                    10.3 Amended  and   Restated  Supply   Agreement  dated
                         October 29, 1992, as amended July 1, 1997, between the Company and Sysco Corporation, which is attached as Exhibit 10.3 to the Registration Statement, is incorporated by reference herein as
                         Exhibit 10.3.

                    10.4 Warehouse  Lease dated  May 23,  1995 between  the
                         Company and  Lanter Company, which  is attached as
                         Exhibit 10.4 to the Registration Statement, is incorporated by reference herein as Exhibit 10.4.

                    10.5 Employment  Agreement  between   the  Company  and
                         Timothy S. Webster effective October 8, 1997, which is attached as Exhibit 10.5 to the Registration Statement, is incorporated by reference herein as Exhibit 10.5.

                    10.6 Employment  Agreement  dated  September  30,  1997
                         between the Company and Horst W. Schroeder, which is attached as Exhibit 10.6 to the Registration Statement, is incorporated by reference herein as
                         Exhibit 10.6.
                    10.7 Employment  Agreement  dated  September  30,  1997
                         between the Company and David E. Watson, which is attached as Exhibit 10.7 to the Registration Statement, is incorporated by reference herein as
                         Exhibit 10.7.

                    10.8 Employment  Agreement  dated  September  30,  1997
                         between the Company and Norman F. Abreo, which is attached as Exhibit 10.8 to the Registration Statement, is incorporated by reference herein as
                         Exhibit 10.8.

                    10.9 Employment  Agreement  dated  September  30,  1997
                         between the Company and David B. Potter, which is attached as Exhibit 10.9 to the Registration Statement, is incorporated by reference herein as
                         Exhibit 10.9.

               10.10 Amended and Restated Shareholders' Agreement dated October 6, 1997 by and between the parties named therein, which is attached as Exhibit 10.10 to the Registration Statement, is incorporated by reference herein as Exhibit 10.10.

               10.11 American Italian Pasta Company 1992 Stock Option Plan, which is attached as Exhibit 10.11 to the Registration Statement, is incorporated by reference herein as Exhibit 10.11.

               10.12 American Italian Pasta Company 1993 Non-Qualified Stock Option Plan, which is attached as Exhibit
                         10.12 to the Registration Statement, is incorporated by reference herein as Exhibit 10.12.

               10.13     1996  Salaried Bonus  Plan, which  is attached  as
                         Exhibit 10.13 to the Registration Statement, is incorporated by reference herein as Exhibit 10.13.

               10.14     1997 Equity Incentive  Plan, which is attached  as
                         Exhibit 10.14 to the Registration Statement, is incorporated by reference herein as Exhibit 10.14.

          (11)      Statement re computation of per share earnings

                    Not applicable.

          (12)      Statements re computation of ratios

                    Not applicable.

          (13)      Annual  report  to  security   holders,  Form  10-Q  or
                    quarterly report to security holders

                    Not applicable.
          (16)      Letter re change in certifying accountant

                    Not applicable.

          (18)      Letter re change in accounting principles

                    Not applicable.

          (21)      Subsidiaries of the registrant

                    Not applicable.

          (22) Published report regarding matters submitted to vote of security holders

                    Not applicable.

          (23)      Consents of experts and counsel

                    Not applicable.

          (24)      Power of Attorney

                    The power of attorney is set forth on the signature page of this Annual Report.

          (27)      Financial Data Schedule

                    The Company's Financial Data Schedule is attached hereto as Exhibit 27.

          (99)      Additional Exhibits

                    Not applicable.