Form 10-Q
period 1998-01-02
AMERICAN ITALIAN PASTA CO
filed 1998-01-29
CIK 849667

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the period ended:   January 2, 1998

                                          OR

          [   ]     TRANSITION  REPORT PURSUANT TO  SECTION 13 OR  15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to

                          Commission file number:  001-13403

                            American Italian Pasta Company
                (Exact name of Registrant as specified in its charter)


                          DELAWARE                          84-1032638
                State or other jurisdiction of           (I.R.S. Employer
                incorporation or organization           Identification No.)

          1000 Italian Way, Excelsior Springs, Missouri            64024
           (Address of principal executive office)               (Zip Code)

          Registrant's telephone  number, including  area code:  (816) 502-
          6000

                                    NOT APPLICABLE
          -----------------------------------------------------------------
               (Former name, former address and former fiscal year, if
                              changed since last report)

               Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               The number of shares outstanding as of January 29, 1998 of the Registrant's Class A Convertible Common Stock was 16,777,146 and there were no shares outstanding of the Class B Common Stock.

                            AMERICAN ITALIAN PASTA COMPANY
                                      FORM 10-Q
                           QUARTER ENDED DECEMBER 31, 1997

                                  TABLE OF CONTENTS

          Part I - Financial Information                              Page

               Item 1.   Financial Statements (unaudited)
                         Balance Sheets at December 31, 1997          3
                         and September 30, 1997.

                         Statements of Operations for the three
                         months ended December 31, 1997 and
                         1996.                                        4

                         Statements of Cash Flows for the three
                         months ended December 31, 1997 and
                         1996.                                        5

                         Notes to Financial Statements                6-7


               Item 2.   Management s Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                   8-12

          Part II - Other Information

               Item 1.   Legal Proceedings                            13

               Item 2.   Changes in Securities                        13

               Item 3.   Defaults Upon Senior Securities              13

               Item 4.   Submission of Matters to a Vote of
                         Security Holders                             13

               Item 5.   Other Information                            13

               Item 6.   Exhibits and Reports on Form 8-K             14


          Signature Page                                              14

                            AMERICAN ITALIAN PASTA COMPANY

                                    BALANCE SHEETS

                                             DECEMBER 31,     SEPTEMBER 30,
                                                 1997            1997
                                              ____________    _____________

                                                     (IN THOUSANDS)
                                                       (UNAUDITED)
          Assets

          Current assets:
               Cash and temporary investments     $  1,687       $  2,724
               Trade and other receivables          12,799          9,180
               Prepaid expenses and deposits         2,656          1,028
               Inventory                            15,282         13,675
               Deferred income taxes                   257            635
                                                  ________       ________
          Total current assets                      32,681         27,242
          Property, plant and equipment:           131,616        130,845
               Accumulated depreciation            (31,019)       (29,332)
                                                  ________       ________
                                                   100,597        101,513
               Construction in progress             49,637         23,721
                                                  ________       ________
          Total property, plant and equipment      150,234        125,234
          Deferred income taxes                      1,359          1,124
          Other assets                                 659          4,575
                                                  ________       ________

          Total assets                            $184,933       $158,175
                                                  ========       ========

          Liabilities and stockholders' equity

          Current liabilities:
               Accounts payable                   $ 10,729       $  8,644
               Income tax payable                    1,003            134
               Accrued expenses                      5,919          5,447
               Current maturities of long-term         913            829
                 debt                             ________       ________

          Total current liabilities                 18,564         15,054

          Long-term debt                            35,638        100,137
          Commitments and contingencies
          Stockholders' equity:
               Preferred stock, $.001 par value:
                  Authorized shares 10,000,000         --             --

               Class A common stock, $.001 par
                  value:  Authorized shares -
                  75,000,000                            16             11
               Class B common stock, $.001 par
                  value:  Authorized shares
                  25,000,000                           --             --
               Additional paid-in capital          142,008         55,324
               Notes receivable from officers        (273)          (298)
               Accumulated deficit                (11,020)       (12,053)
                                                  ________       ________

          Total stockholders' equity               130,731         42,984
                                                  ________       ________
          Total liabilities and stock-
             holders' equity                      $184,933       $158,175
                                                  ========       ========


                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                               STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,

                                                       1997         1996
                                                       ____         ____

                                                          (IN THOUSANDS)
                                                            (UNAUDITED)

          Revenues                                     $35,536   $29,547
          Cost of goods sold                            25,760    21,149
          Plant expansion cost                             266      --
                                                       _______   _______
          Gross profit                                   9,510     8,398
          Selling and marketing expense, including
               product introduction costs in 1996        2,631     4,453
          General and administrative expense             1,188       693
                                                       _______   _______
          Operating profit                               5,691     3,252
          Interest expense, net                            264     2,552
                                                       _______   _______
          Income before income tax expense and
               extraordinary item                        5,427       700
          Income tax expense                             2,062       268
                                                       _______   _______
          Income before extraordinary item               3,365       432

          Extraordinary item:                                       ____
               Loss due to early extinguishment of
               long-term debt, net of income taxes       2,332       --
                                                       _______   _______

          Net income                                   $ 1,033   $   432
                                                       =======   =======

          Earnings Per Common Share:
               Income per common share before
                  extraordinary item                   $   .20   $   .04
               Extraordinary item:                                  ____
               Loss per common share due to early
                  extinguishment of long-term debt,
                  net of income taxes                      .14       --
                                                       _______   _______

               Net income per common share             $   .06   $   .04
                                                       =======   =======

               Weighted-average common shares
               outstanding                              16,430    10,230
                                                       =======   =======
               Earnings Per Common Share - Assuming
                  Dilution:
               Income per common share before
                  extraordinary item                   $   .19   $   .04
               Extraordinary item:                                  ____
               Loss per common share due to early
                  extinguishment of long-term debt,
                  net of income taxes                      .13       --
                                                       _______   _______

               Net income per common share assuming
               dilution                                $   .06   $   .04
                                                       =======   =======

               Weighted-average common shares
               outstanding                              17,455    10,480
                                                       =======   =======

                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                               STATEMENTS OF CASH FLOWS


                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,

                                                         1997      1996
                                                         ____      ____

                                                          (IN THOUSANDS)
                                                            (UNAUDITED)

          Operating activities:
          Net income                                   $ 1,033   $   432
          Adjustments to reconcile net income to net
             cash provided by operations:
               Depreciation and amortization             1,868     1,787
               Deferred income tax expense               1,194        --
               Extraordinary loss due to early
                  extinguishment of long-term debt,      2,332        --
                  net
               Changes in operating assets and
                  liabilities:
               Trade and other receivables              (3,619)    2,955
               Prepaid expenses and deposits            (1,250)       42
               Inventory                                (1,607)      233
               Accounts payable and accrued expenses     2,173    (2,372)
               Income tax payable                          868       268
               Other                                       299      (881)
                                                       _______   _______

          Net cash provided by operating activities      3,291     2,464

          Investing activities:
          Additions to property, plant and equipment  (26,302)     (829)
                                                       _______   _______

          Net cash used in investing activities       (26,302)     (829)

          Financing activities:
          Additions to deferred debt issuance costs      (325)       --
          Proceeds from issuance of debt                21,763       320
          Net borrowings under revolving line of
             credit facility                               --    (2,000)
          Principal payments on debt and capital
             lease obligations                        (86,178)      (95)
          Proceeds from issuance of common stock,
             net of issuance costs                      86,714       --
                                                       _______   _______
          Net cash provided by (used in) financing
             activities                                 21,974   (1,775)
                                                       _______   _______

          Net decrease in cash and temporary
             investments                               (1,037)     (140)

          Cash and temporary investments at
             beginning of period                         2,724     1,818
                                                       _______   _______
          Cash and temporary investments at end
             of period                                 $ 1,687   $ 1,678
                                                       =======   =======


                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997


          Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company s Annual Report on Form 10-K for the year ended October 3, 1997.

          American Italian Pasta Company (the Company or AIPC ) uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company s first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal years 1998 and 1997 both included thirteen weeks of activity and are described as the three month periods ended December 31, 1997 and 1996.

          2.   Completion of Initial Public Offering

          In October 1997, the Company completed an initial public offering (the "Offering") of 7,900,000 shares of Class A Common Stock, par value of $.001 per share, of which 5,310,000 shares were offered by the Company and 2,590,000 shares were sold by certain selling stockholders. The offering of 5,310,000 primary shares at $18 per share generated $95.6 million of gross proceeds. Net proceeds of the offering were $86.7 million, after deducting the expenses of the offering. The Company used the proceeds of the offering to reduce outstanding debt.

          3.   1997 Equity Incentive Plan

          In October 1997, the Board of Directors adopted the 1997 Equity Incentive Plan for all employees. Under the Plan, the Board or a committee designated by the Board is authorized to grant nonqualified stock options, incentive stock options, reload options, stock appreciation rights, shares of restricted Common Stock, performance shares, performance units and shares of Common Stock. There are 2,000,000 shares of Common Stock reserved for issuance under the Plan. On October 9, 1997, the Board of Directors granted options to purchase 993,391 shares of common stock at $18 per share. The stock options expire 10 years from the date of grant and become exercisable over the next five years in varying amounts depending on the terms of the individual option agreements.

          4.   Revolving Credit Facility

          In October 1997, the Company completed a restructuring of its primary bank credit facility. The restructured facility initially provides the Company with $150 million in credit on an unsecured, revolving basis at interest rates which are indexed to LIBOR. As a result of the restructuring, the Company incurred a first quarter extraordinary charge of approximately $2.3 million, net of tax, related to the write off of deferred debt issuance costs.

          AIPC and Harvest States/Amber Milling Working Toward Alliance

          In November 1997, the Company announced the signing of a letter of intent with Harvest States/Amber Milling ("Harvest States") for the possible construction and operation by AIPC of a pasta production and distribution facility targeting the industrial pasta market. The proposed facility would be adjacent to the Harvest States mill in Kenosha, Wisconsin. The finalization of the project is subject to a number of significant conditions, including the execution of a definitive agreement with Harvest States.

          6.   New Accounting Pronouncement

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in its first quarter ended on December 31, 1997. SFAS No. 128 replaced the former reporting of primary and fully diluted earnings per share with its required reporting of basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

          The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,

                                                       1997         1996
                                                       ____         ____

                                                         (IN THOUSANDS)
                                                          (UNAUDITED)

          Numerator:
               Income before extraordinary item        $ 3,365   $   432
               Extraordinary item:
                    Loss due to early extinguishment
                    of long-term debt, net of
                    income taxes                         2,332       --
                                                       _______   _______
          Numerator for basic and diluted
               earnings per share                      $ 1,033   $   432
                                                       =======   =======
          Denominator:
               Denominator for basic earnings
               per share - weighted average shares 16,430 10,230 Effect of dilutive securities:
          Employee stock options                         1,025       250
                                                       _______   _______

          Dilutive potential common shares               1,025       250
                                                       _______   _______
          Denominator for diluted earnings per
               share - adjusted weighted average
               shares                                   17,455    10,480
                                                       =======   =======

          Item 2.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company s Current Report on Form 8-K dated October 29, 1997, which is hereby incorporated by reference. This report has been filed with the Securities and Exchange Commission (the SEC or the Commission) in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

          Results of Operations

               Revenues. Revenues increased $6.0 million, or 20.3%, to $35.5 million for the three-month period ended December 31, 1997, from $29.5 million for the three-month period ended December 31, 1996. The increase for the three-month period ended December 31, 1997 was primarily due to increases in unit volume, favorable changes in sales mix, and increases in average sales prices related to the pass through of higher durum wheat costs. Approximately $2.8 million in revenues related to initial shipments of Mueller s brand pasta to Bestfoods (formerly CPC International, Inc.). Management expects continued increases in revenues as a result of the Company's long-term supply agreement with Bestfoods.

               Revenues for the Retail market increased $5.9 million, or 35.5%, to $22.5 million for the three-month period ended December 31, 1997, from $16.6 million for the three-month period ended December 31, 1996. The increase primarily reflects gains in private label volumes and Bestfoods volumes and average sales price increases related to the pass through of higher durum wheat costs offset by lower sales volumes of Pasta LaBella flavored pasta as the prior period included heavy introductory pipeline shipments.

               Revenues for the Institutional market increased $0.1 million, or 0.8%, to $13.0 million for the three-month period ended December 31, 1997, from $12.9 million for the three-month period ended December 31, 1996. This increase was primarily a result of increases in average sales prices related to the pass through of higher durum wheat costs offset by decreases in spot contract business volumes due to capacity restrictions in the current quarter. Non-contract unit volumes in the Institutional market generally remained consistent between periods.

               Gross Profit. Gross profit increased $1.1 million, or 13.1%, to $9.5 million for the three-month period ended December 31, 1997, from $8.4 million for the three-month period ended December 31, 1996. This increase is generally related to the revenue growth. Gross profit as a percentage of revenues decreased to 26.8% for the three-month period ended December 31, 1997 from 28.4% for the three-month period ended December 31, 1996. The decrease in gross profit as a percentage of revenues relates to generally lower gross margin Bestfoods volumes, lower sales volumes of higher margin flavored pasta products, plant expansion costs, and higher durum wheat costs. Management expects continued increases in gross profit as a result of continued revenue increases. However, management expects gross profit as a percentage of revenues to continue to decrease based on the anticipated higher Bestfoods volumes and related revenue share and further plant expansion costs.

               Selling and Marketing Expense. Selling and marketing expense decreased $1.9 million, or 40.9%, to $2.6 million for the three-month period ended December 31, 1997, from $4.5 million for the three-month period ended December 31, 1996. Selling and marketing expense as a percentage of revenues decreased to 7.4% for the three-month period ended December 31, 1997, from 15.1% for the comparable prior year period. The decrease was primarily due to the absence of product introduction costs incurred in the Company's fiscal 1997 retail introduction of Pasta LaBella flavored pasta. The Company did not incur product introduction costs for the three-month period ended December 31, 1997, compared to $1.4 million of such costs for the three-month period ended December 31, 1996. The decrease in product introduction costs was due to the completion of the flavored pasta 1997 launch program.

               General and Administrative Expense. General and administrative expense increased $0.5 million, or 71.4%, to $1.2 million for the three-month period ended December 31, 1997, from $0.7 million for the comparable period last year, an increase as a percentage of revenues from 2.4% to 3.4%. The majority of the increase in general and administrative expense relates to the one-time realization of a $0.3 million property tax abatement in South Carolina during the three-month period ended December 31, 1996. The benefit was realized in 1996 as a result of the Company's reaching certain capital expansion levels in Columbia, S.C. which qualified the Company for incremental property tax abatements.

               Operating Profit. Operating profit for the three-month period ended December 31, 1997, was $5.7 million, increasing $2.4 million or 72.7% over the $3.3 million reported for the three-month period ended December 31, 1996, and increased as a percentage of revenues to 16.1% for the three-month period ended December 31, 1997, from 11.2% for the three-month period ended December 31, 1996 as a result of the factors discussed above.

               Interest Expense. Interest expense for the three-month period ended December 31, 1997, was $0.3 million, decreasing $2.3 million or 88.5% from the $2.6 million reported for the three-month period ended December 31, 1996. The decrease was primarily the result of reduced borrowings under the Company's credit facility as a result of the $87 million in net proceeds realized from the Company s October 1997 initial public offering of common stock.

               Income Tax. Income tax expense for the three-month period ended December 31, 1997, was $2.1 million, increasing $1.8 million from the $0.3 million reported for the three-month period ended December 31, 1996, and reflects an effective income tax rate of approximately 38%.

               Extraordinary Item. During the three-month period ended December 31, 1997, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the extinguishment and restructuring of the Company's principal bank credit agreement. There was no such item for the three-month period ended December 31, 1996.

               Net  Income.  Net  income for  the three-month  period ended
          December 31, 1997, was $1.0 million, increasing $0.6 million or 150% from the $0.4 million reported for the three-month period ended December 31, 1996. Diluted earnings per common share before the extraordinary item was $0.19 per share for the three-month period ended December 31, 1997 compared to $0.04 per share for the three-month period ended December 31, 1996. Diluted earnings per share after the extraordinary item was $0.06 per share for the three-month period ended December 31, 1997 compared to $0.04 per share in the comparable prior year period.

          Financial Condition and Liquidity

               The Company's primary sources of liquidity are cash provided by operations and borrowings under its credit facility. The Company received approximately $86.7 million in net proceeds from the October 1997 initial public offering, which was used to reduce indebtedness. Cash and temporary investments totaled $1.7 million, and working capital totaled $14.1 million on December 31, 1997.

               The Company's net cash provided by operating activities totaled $3.7 million for the three-month period ended December 31, 1997 compared to $2.5 million for the three-month period ended December 31, 1996. This increase of $1.2 million was primarily due to higher net income and the non-cash extraordinary loss due to early extinguishment of debt, offset by an increase in working capital.

               Cash used in investing activities principally relates to the
          Company's investments in manufacturing, distribution and milling assets. Capital expenditures were $26.7 million for the three-month period ended December 31, 1997 compared to $0.8 million in the comparable prior year period. The increase in spending for the three-month period ended December 31, 1997 was a result of the Company s expenditures toward its $86.0 million South Carolina and Missouri capital expansion programs, which the Company expects to complete during fiscal year 1998. Total spending to date related to the aforementioned capital expansion programs is $49.6 million.

               Net cash provided by financing activities was $21.9 million for the three-month period ended December 31, 1997 compared to net cash used of $1.8 million for the three-month period ended December 31, 1996. The $21.9 million is primarily a result of
          (1) $86.7 million in net proceeds from the October 1997 initial public offering and (2) $21.8 million proceeds from issuance of debt (net of $0.3 million deferred debt issuance costs) offset by
          (3) $86.2 million debt repayment.

               The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness and working capital requirements.

               The Company has current commitments for $17.5 million in raw material purchases for fiscal year 1998 and has approximately $36.4 million in expenditures remaining under the previously referenced $86.0 million capital expansion programs. The Company anticipates the capital expansion programs will be fully funded by the end of fiscal year 1998. The Company expects to fund these commitments from operations and borrowings under the credit facility. The credit facility currently has a credit commitment of $150 million and has scheduled commitment reductions which begin at the end of fiscal year 1999. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

               Management believes that net cash provided by operating and financing activities will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.

          Year 2000 Compliance
          ____________________

               Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant." This issue may adversely affect the operations and financial performance of the Company because its computer systems are an integral part of the Company's manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

               The Company has reviewed its computer hardware and software systems and has recently begun upgrading those systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or replacement. The Company currently anticipates this upgrading to be completed during the current calendar year. The Company has alternate plans in the event that critical system upgrading is not completed on time.

               Although the Company is not aware of any material operational impediments associated with upgrading its computer hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company's computer systems will be completed on schedule, that the upgraded systems will be free of defects or that the Company's alternate plans will meet the Company's needs. If any such risks materialize, the Company could experience material adverse consequences, material costs or both.

               Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company's suppliers and customers. The Company intends to contact its significant suppliers and customers in the first half of calendar year 1998 in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of year 2000 compliance issues with its suppliers and customers.

               The Company expects to incur approximately $100,000 in each fiscal quarter beginning with the second quarter of 1998 through the first quarter of 1999 to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

          PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings
          -------------------------------
                    Not applicable

          Item 2.   Changes in Securities
          -------------------------------
                    Not applicable

          Item 3.   Defaults Upon Senior Securities
          -------------------------------
                    Not applicable

          Item 4.   Submission of Matters to a Vote of Security Holders
          -------------------------------
                    On October 6, 1997, the security holders of the Company adopted by written consent resolutions approving the Company's Amended and Restated Certificate of Incorporation, Amended and Restated Shareholders' Agreement and 1997 Equity Incentive Plan. All twelve holders of the outstanding shares of common stock, no par value per share, approved such resolutions. Twenty-nine holders of the issued and outstanding shares of Class A Common Stock, par value $0.01 per share, holding at least 80 percent of the Class A Common Stock approved such resolutions and four holders of the Class A Common Stock abstained.

          Item 5.   Other information
          -------------------------------
                    Not applicable

          Item 6.   Exhibits and Reports on Form 8-K
          -------------------------------
                         Exhibits.

                              Exhibit No. 10 Amended and Restated $150,000,000 revolving credit facility dated October 17, 1997 by and between the Company and Bankers Trust is attached hereto as
                              Exhibit 10. Such agreement replaces the Company's Amended and Restated Revolving Credit Agreement dated April 11, 1997 (which is Exhibit 10.1 to the Company's Annual report on Form 10-K for the year ended October 3, 1997).

                              Exhibit No. 27  Financial Data Schedule

                         Reports on Form 8-K.

                              The Company filed a report on Form 8-K dated October 29, 1997, which sets forth on Exhibit 99 cautionary statements identifying significant factors that could cause the Company's actual operating results or management's plans to materially differ from those projected in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN ITALIAN PASTA COMPANY


          January 29, 1998         /s/ Timothy S. Webster
          _____________________    __________________________________
          Date                     Timothy S. Webster
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



          January 29, 1998         /s/ David E. Watson
          _____________________    __________________________________
          Date                     David E. Watson
                                   Executive  Vice   President  and   Chief
                                   Financial    Officer,    Treasurer   and
          Secretary
                                   (Principal Financial and
                                   Accounting Officer)

                                    EXHIBIT INDEX

          Exhibit No.              Description
          _____________            _____________________________

          10                       Amended and Restated Revolving
                                   Credit Facility dated October 17, 1997


          27                       Financial Data Schedule