Form 10-Q
period 1998-04-03
AMERICAN ITALIAN PASTA CO
filed 1998-05-15
CIK 849667

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
                                        ---------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the period ended:   April 3, 1998
                                          OR

          [   ]     TRANSITION  REPORT PURSUANT TO  SECTION 13 OR  15(d) OF
          THE
                    SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to

                          Commission file number:  001-13403

                            AMERICAN ITALIAN PASTA COMPANY
                            ------------------------------
                (Exact name of Registrant as specified in its charter)


                    DELAWARE                      84-1032638
                    --------                      ----------
                State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization     Identification No.)

          1000 Italian Way, Excelsior Springs, Missouri     64024
          ---------------------------------------------     -----
           (Address of principal executive office)         (Zip Code)

          Registrant's telephone  number, including area  code: (816)  502-
          6000

          (Former name, former address and former fiscal year, if changed since last report)

               Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               The number of shares outstanding as of May 15, 1998 of the Registrant's Class A Convertible Common Stock was 18,017,043 and there were no shares outstanding of the Class B Common Stock.

                            AMERICAN ITALIAN PASTA COMPANY
                                      FORM 10-Q
                             QUARTER ENDED MARCH 31, 1998


                                  TABLE OF CONTENTS


          Part I - Financial Information                            Page

               Item 1.   Financial Statements (unaudited)

                         Balance Sheets at March 31, 1998 and         3
                         September 30, 1997.

                         Statements of Income for the three months
                         ended March 31, 1998 and 1997.               4

                         Statements of Income for the six months ended
                         March 31, 1998 and 1997                      5

                         Statements of Cash Flows for the six months
                         ended March 31, 1998 and 1997.               6

                         Notes to Financial Statements                7-9

               Item 2.   Management s Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                   10-16

               Item 3    Quantitative and Qualitative Disclosures
                         About Market Risk                            16

          Part II - Other Information

               Item 1.   Legal Proceedings                            17

               Item 2.   Changes in Securities                        17

               Item 3.   Defaults Upon Senior Securities              17

               Item 4.   Submission of Matters to a Vote of
                         Security Holders                             17

               Item 5.   Other Information                            17

               Item 6.   Exhibits and Reports on Form 8-K             18

          Signature Page                                              19

                            AMERICAN ITALIAN PASTA COMPANY

                                    BALANCE SHEETS


                                                March 31,    September 30,
                                                    1998            1997
                                                     ----           ----
                                                       (In thousands)
                                                         (Unaudited)

          ASSETS

          Current assets:
               Cash and temporary investments          $  2,167  $  2,724
               Trade and other receivables               12,980     9,180
               Prepaid expenses and deposits              2,195     1,028
               Inventory                                 21,722    13,675
               Deferred income taxes                         --       635
                                                       --------  --------
          Total current assets                           39,064    27,242
          Property, plant and equipment                 181,499   130,845
               Accumulated depreciation                 (32,988)  (29,332)
                                                        148,511   101,513
               Construction in progress                  26,307    23,721
          Total property, plant and equipment           174,818   125,234
          Deferred income taxes                              --     1,124
          Other assets                                      735     4,575
          Total assets                                 $214,617  $158,175
                                                       --------  --------
          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
               Accounts payable                         $ 9,407  $  8,644
               Income tax payable                         1,910       134
               Accrued expenses                           7,218     5,447
               Current maturities of long-term debt       1,134       829
          Total current liabilities                      19,669    15,054

          Long-term debt                                 60,062   100,137
          Commitments and contingencies
          Stockholders' equity:
               Preferred stock, $.001 par value:
                 Authorized shares 10,000,000                --         --
               Class A common stock, $.001 par value:
                  Authorized shares   75,000,000             16        11
               Class B common stock, $.001 par value:
                  Authorized shares   25,000,000             --        --
               Additional paid-in capital               142,046    55,324
               Notes receivable from officers              (236)     (298)
               Accumulated deficit                       (6,940)  (12,053)
          Total stockholders' equity                    134,886    42,984

          Total liabilities and stockholders' equity   $214,617  $158,175
                                                       --------  --------


               See accompanying notes to financial statements.

                              AMERICAN ITALIAN PASTA COMPANY

                                   Statements of Income


                                                         Three Months Ended
                                                             March 31,
                                                           1998     1997
                                                           ----     ----
                                                           (In thousands)
                                                             (Unaudited)

          Revenues                                      $46,034    $32,117
          Cost of goods sold                             34,506     23,729
          Plant expansion costs                             421         --
                                                            ---         --
          Gross profit                                   11,107      8,388
          Selling and marketing expense, including product
               introduction costs in 1997                 3,118      2,996
          General and administrative expense              1,185      1,016
          Operating profit                                6,804      4,376
          Interest expense, net                             225      2,740
          Income before income tax expense                6,579      1,636
          Income tax expense                              2,500        615
          Net income                                     $4,079     $1,021
                                                         ------     ------

          Earnings Per Common Share:
               Net income per common share               $.24         $.10
                                                         ----         ----

               Weighted-average common shares
                 outstanding                           16,777      710,230
                                                       ------      -------

          Earnings Per Common Share - Assuming Dilution:
               Net income per common share assuming
                 dilution                                $.23         $.10
                                                         ----         ----

               Weighted-average common shares
               outstanding                             17,572       10,335
                                                       ------       ------


                     See accompanying notes to financial statements.

                              AMERICAN ITALIAN PASTA COMPANY

                                   Statements of Income

                                                           Six Months Ended
                                                              March 31,
                                                           1998       1997
                                                           ----       ----
                                                             (In thousands)
                                                               (Unaudited)

          Revenues                                        $81,570   $61,664
          Cost of goods sold                               60,266    44,878
          Plant expansion costs                               687        --
          Gross profit                                     20,617    16,786
          Selling and marketing expense, including product
               introduction costs in 1997                   5,749     7,449
          General and administrative expense                2,373     1,709
          Operating profit                                 12,495     7,628
          Interest expense, net                               489     5,292
          Income before income tax expense and
               extraordinary item                          12,006     2,336
          Income tax expense                                4,562       883
          Income before extraordinary item                  7,444     1,453
          Extraordinary item:
               Loss due to early extinguishment of long-term
               debt, net of income taxes                    2,332        --
          Net income                                       $5,112    $1,453
                                                           ------    ------

          Earnings Per Common Share:
               Income per common share before
                 extraordinary item                          $.45      $.14
               Extraordinary item:
                    Loss per common share due to early
                    extinguishment of long-term debt, net of
                    income taxes                              .14        --

          Net income per common share                        $.31      $.14
                                                             ----      ----

          Weighted-average common shares
            outstanding                                     16,602   10,230
                                                            ------  -------
          Earnings Per Common Share - Assuming Dilution:
               Income per common share before extraordinary
                 item                                        $.43      $.14
               Extraordinary item:
                    Loss per common share due to early
                    extinguishment of long-term debt, net of
                    income taxes                              .13        --

               Net income per common share assuming dilution $.30      $.14
                                                             ----      ----

               Weighted-average common shares outstanding   17,331   10,335
                                                            ------   ------



                    See accompanying notes to financial statements.

                                 AMERICAN ITALIAN PASTA COMPANY

                                   Statements of Cash Flows


                                                            Six Months Ended
                                                                 March 31,

                                                            1998       1997
                                                            ----       ----
                                                             (In thousands)
                                                               (Unaudited)

          Operating activities:
          Net income                                        $5,112  $1,453
          Adjustments to reconcile net income to net cash
          provided by operations:
               Depreciation and amortization                 4,009   3,614
               Deferred income tax expense                   2,553     511
               Extraordinary loss due to early
                    extinguishment of long-term debt, net    2,332      --
               Changes in operating assets and liabilities:
                    Trade and other receivables             (3,800)  1,881
                    Prepaid expenses and deposits             (524)   (676)
                    Inventory                               (8,047)  1,038
                    Accounts payable and accrued expenses    3,634    (694)
          Income tax payable                                 1,776     372
               Other                                            52    (349)
                                                                --    -----
               Net cash provided by operating activities     7,097   7,150

          Investing activities:
               Additions to property, plant and
                 equipment                                  (54,340 (2,762)
                                                            -------- -------
          Net cash used in investing activities             (54,340)(2,762)

          Financing activities:
          Additions to deferred debt issuance costs           (325)     --
          Proceeds from issuance of debt                    46,842     320
               Net borrowings under revolving line of credit
               facility                                         --  (1,500)
          Principal payments on debt and capital lease
               obligations                                  (86,612)(2,379)
          Proceeds from issuance of common stock, net of
               issuance costs                               86,781      --
                                                            ------     ---
          Net cash provided by (used in)financing
               activities                                   46,686  (3,559)
                                                            ------   ------
          Net increase (decrease) in cash and temporary
          investments                                         (557)    829

          Cash and temporary investments at beginning of
               period                                        2,724   1,818
                                                             -----   -----
          Cash and temporary investments at end of period   $2,167   $2,647
                                                            ======   ======


                 See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY
                             Notes to Financial Statements

                                    March 31, 1998


          1.   Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management s discussion and analysis thereof included in the Company s Annual Report on Form 10-K for the year ended October 3, 1997 and management s discussion and analysis included in Item 2 hereof.

          American Italian Pasta Company (the Company or AIPC ) uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company s first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the second fiscal quarter of fiscal years 1998 and 1997 both included thirteen weeks of activity and are described as the three month periods ended March 31, 1998 and 1997.

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

          5.   AIPC  and   Harvest  States/Amber  Milling   Working  Toward
          Alliance

          On May 7, 1998, the Company entered into a long-term supply agreement with Amber Milling Company, a division of Harvest States Cooperatives ( Harvest States ), one of the largest agribusiness cooperatives in the United States. Under the agreement, the Company will construct a pasta production facility adjacent to Harvest States wheat mill in Kenosha, Wisconsin and Harvest States will supply semolina and other raw materials to the planned new plants. The Company estimates that it will invest approximately $30 million in capital expenditures to construct the new plant which will have an estimated production capacity of approximately 150,000,000 pounds of pasta. The commencement of this agreement is subject to a number of conditions, including acquisition of certain properties contiguous to the Harvest States property and completion of a satisfactory engineering and environmental review of the site for the new plant. The supply agreement with Harvest States is also contingent upon final approval by the board of directors of the Company.

          6.   New Accounting Pronouncement

          The Company adopted Statement of Financial Accounting Standards ( SFAS ) No. 128, Earnings Per Share in its quarter ended on December 31, 1997. SFAS No. 128 replaced the former reporting of primary and fully diluted earnings per share with its required reporting of basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

          The following tables set forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings per share:


                                                            Three Months Ended
                                                                March 31,
                                                            1998       1997
                                                            ----       ----
                                                               (In thousands)
                                                                (Unaudited)


          Numerator for basic and diluted earnings per
             share                                          $4,079    $1,021
                                                            ======    ======
          Denominator:
               Denominator for basic earnings per share -
               weighted average shares                      16,777    10,230
          Effect of dilutive securities:
               Employee stock options                          795       250
                                                               ---       ---
          Dilative potential common shares                     795       250
                                                               ---       ---
          Denominator for diluted earnings per share -
          adjusted weighted average shares                  17,572    10,335
                                                            ======    ======


                                                             Six Months Ended
                                                                March 31,
                                                            1998       1997
                                                            ----       ----
                                                             (In thousands)
                                                               (Unaudited)

          Numerator:
               Income before extraordinary item             $7,444   $1,453
               Extraordinary item:
                    Loss due to early extinguishment of long-
                    term debt, net of income taxes           2,332       --
                                                             -----      ---
          Numerator for basic and diluted earnings per
            share                                           $5,112   $1,453
                                                            ======   ======
          Denominator:
               Denominator for basic earnings per share -
               weighted average shares                      16,602   10,230
          Effect of dilative securities:
               Employee stock options                          729      250
                                                               ---      ---
          Dilative potential common shares                     729      250
                                                               ---      ---
          Denominator for diluted earnings per share -
          adjusted weighted average shares                  17,331   10,335
                                                            ======   ======


          Subsequent Event

          In May 1998, the Company completed a secondary public offering of 6,210,000 shares of Class A Common Stock, par value of $.001 per share, of which 1,000,000 shares were offered by the Company and 5,210,000 shares were sold by certain selling shareholders. The offering of 1,000,000 primary shares at $30 per share generated $30 million of gross proceeds. Net proceeds of the offering were $27.9 million after deducting the expenses of the offering. The Company used the net proceeds of the offering to reduce outstanding debt. In connection with the offering, certain executive officers exercised options to purchase 239,620 shares from the Company.

          Item 2.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, the Company s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company s Current Report on Form 8-K dated October 29, 1997, which is hereby incorporated by reference. This report has been filed with the Securities and Exchange Commission (the SEC or the Commission ) in Washington, D.C. and can be obtained by contacting the SEC s public reference operations or obtaining it through the SEC s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

          Results of Operations

          Second quarter fiscal 1998 compared to second quarterfiscal 1997.

               Revenues. Total revenues increased $13.9 million, or 43.3%, to $46.0 million for the three-month period ended March 31, 1998, from $32.1 million for the three-month period ended March 31,
          1997. The increase for the three-month period ended March 31, 1998 was primarily due to increases in unit volume, favorable changes in sales mix and increases in average sales prices related to the pass through of higher durum wheat costs. Approximately $8.6 million in revenues for the three-month period ended March 31, 1998 related to shipments of Mueller s brand pasta for Bestfoods (formerly CPC International, Inc.). Management expects increases in revenues as a result of the phase-in of the Company s long-term supply agreement with Bestfoods.

               Revenues for the Retail market increased $14.4 million, or 81.4%, to $32.1 million for the three-month period ended March 31, 1998, from $17.7 million for the three-month period ended March 31, 1997. The increase primarily reflects gains in private label and Bestfoods volumes which are offset by lower sales volumes of Pasta LaBella flavored pasta as the prior period included introductory pipeline shipments.

               Revenues for the Institutional market decreased $0.5 million, or 3.5%, to $13.9 million for the three-month period ended March 31, 1998, from $14.4 million for the three-month period ended March 31, 1997. This decrease was primarily a result of decreases in opportunistic contract volumes versus the prior period due to high capacity utilization in the current quarter as a result of the Retail market gains and Mueller s volumes. Non-contract Institutional market unit volumes and revenues increased slightly between periods.

               Gross Profit. Gross profit increased $2.7 million, or 32.1%, to $11.1 million for the three-month period ended March 31, 1998, from $8.4 million for the three-month period ended March 31, 1997. This increase is generally related to the revenue growth. Gross profit as a percentage of revenues decreased to 24.1% for the three-month period ended March 31, 1998 from 26.1% for the three-month period ended March 31, 1997. The decrease in gross profit as a percentage of revenues relates to generally lower gross margin Bestfoods volumes, lower sales volumes of higher margin flavored pasta products and plant expansion costs. Management expects continued increases in gross profit as a result of continued revenue increases. However, management expects gross profit as a percentage of revenues to continue to decrease based on the anticipated higher Bestfoods volumes and further plant expansion costs.

               Selling and Marketing Expense. Selling and marketing expense increased $0.1 million, or 3.3%, to $3.1 million for the three-month period ended March 31, 1998, from $3.0 million for the three-month period ended March 31, 1997. Selling and marketing expense as a percentage of revenues decreased to 6.7% for the three-month period ended March 31, 1998, from 9.3% for the comparable prior year period. The increase in selling and marketing expense relates to the growth in retail market revenues. However, this increase is offset by the reduction in Pasta LaBella flavored pasta product introduction costs. The Company did not incur product introduction costs for the three-month period ended March 31, 1998, compared to $0.6 million of such costs for the three-month period ended March 31, 1997. The decrease in product introduction costs was due to the completion of the flavored pasta product introduction in 1997.

               General and Administrative Expense. General and administrative expense increased $0.2 million, or 20.0%, to $1.2 million for the three-month period ended March 31, 1998, from $1.0 million for the comparable prior period. General and administrative expense as a percentage of revenues decreased to 2.6% from 3.1%. The majority of the increase in general and administrative expense relates to higher administrative costs relating to legal and accounting fees, shareholder communications expenses and other incremental costs related to being a public company.

               Operating Profit. Operating profit for the three-month period ended March 31, 1998, was $6.8 million, an increase of $2.4 million or 54.5% over the $4.4 million reported for the three-month period ended March 31, 1997, and increased as a percentage of revenues to 14.8% for the three-month period ended March 31, 1998, from 13.6% for the three-month period ended March 31, 1997 as a result of the factors discussed above.

               Interest Expense. Interest expense for the three-month period ended March 31, 1998, was $0.2 million, decreasing $2.5 million or 92.6% from the $2.7 million reported for the three-month period ended March 31, 1997. The decrease was primarily the result of reduced borrowings under the Company s credit facility as a result of the reduction of the Company s outstanding debt with the $87 million in net proceeds realized from the Company s October 1997 initial public offering of common stock and lower interest rates as a result of the Company s October 1997 credit facility restructuring.

               Income Tax. Income tax expense for the three-month period ended March 31, 1998, was $2.5 million, increasing $1.9 million from the $0.6 million reported for the three-month period ended March 31, 1997, and reflects an effective income tax rate of approximately 38% in both periods.

               Net Income. Net income for the three-month period ended March 31, 1998, was $4.1 million, increasing $3.1 million or 310% from the $1.0 million reported for the three-month period ended March 31, 1997. Diluted earnings per share was $0.23 per share for the three-month period ended March 31, 1998 compared to $0.10 per share in the comparable prior period.

          Six months fiscal 1998 compared to six months fiscal 1997.

               Revenues. Revenues increased $19.9 million, or 32.3%, to $81.6 million for six-month period ended March 31, 1998, from $61.7 million for the six-month period ended March 31, 1997. The increase for the six-month period ended March 31, 1998 was primarily due to increases in unit volume, favorable changes in sales mix and increases in average sales prices related to the pass through of higher durum wheat costs. Approximately $11.4 million in revenues related to initial shipments of Mueller s brand pasta for Bestfoods (formerly CPC International, Inc.). Management expects increases in revenues as a result of the Company s long-term supply agreement with Bestfoods.

               Revenues for the Retail market increased $20.3 million, or 59.2%, to $54.6 million for the six-month period ended March 31, 1998, from $34.3 million for the six-month period ended March 31, 1997. The increase primarily reflects gains in private label and Bestfoods volumes which are offset by lower sales volumes of Pasta LaBella flavored pasta as the prior period included introductory pipeline shipments.

               Revenues for the Institutional market decreased $0.4 million, or 1.5%, to $27.0 million for the six-month period ended March 31, 1998, from $27.4 million for the six-month period ended March 31, 1997. This decrease was primarily a result of decreases in opportunistic contract volumes versus the prior period due to high capacity utilization in the current period as a result of the Retail market gains and Mueller s volumes. Non-contract Institutional market unit volumes and revenues generally remained consistent between periods.

               Gross Profit. Gross profit increased $3.8 million, or 22.6%, to $20.6 million for the six-month period ended March 31, 1998, from $16.8 million for the six-month period ended March 31, 1997. This increase is generally related to the revenue growth and is offset by $0.7 million in plant expansion costs. Gross profit as a percentage of revenues decreased to 25.3% for the six-month period ended March 31, 1998 from 27.2% for the six-month period ended March 31, 1997. The decrease in gross profit as a percentage of revenues relates to generally lower gross margin Bestfoods volumes, lower sales volumes of higher margin flavored pasta products and plant expansion costs. Management expects continued increases in gross profit as a result of continued revenue increases. However, management expects gross profit as a percentage of revenues to continue to decrease based on the anticipated higher Bestfoods volumes and related revenue share and further plant expansion costs.

               Selling and Marketing Expense. Selling and marketing expense decreased $1.7 million, or 23.0%, to $5.7 million for the six-month period ended March 31, 1998, from $7.4 million for the six-month period ended March 31, 1997. Selling and marketing expense as a percentage of revenues decreased to 7.0% for the six-month period ended March 31, 1998, from 12.0% for the comparable prior year period. The decrease was primarily due to the absence of product introduction costs incurred in the Company s fiscal 1997 retail introduction of Pasta LaBella flavored pasta. The Company did not incur product introduction costs for the six-month period ended March 31, 1998, compared to $2.0 million of such costs for the six-month period ended March 31, 1997. The decrease in product introduction costs was due to the completion of the flavored pasta launch in 1997.

               General and Administrative Expense. General and administrative expense increased $0.7 million, or 41.2%, to $2.4 million for the six-month period ended March 31, 1998, from $1.7 million for the comparable prior period, an increase as a percentage of revenues from 2.8% to 2.9%. The majority of the increase in general and administrative expense relates to the one-time realization of a $0.3 million property tax abatement in South Carolina during the six-month period ended March 31, 1997. The benefit was realized in fiscal year 1997 as a result of the Company s reaching certain capital expansion levels in Columbia, S.C. which qualified the Company for incremental property tax abatements. There was no such incremental benefit in 1998. The additional increase in administrative costs relates to increases in legal and accounting fees, shareholder communication expenses and other incremental costs related to being a public company.

               Operating Profit. Operating profit for the six-month period ended March 31, 1998, was $12.5 million, an increase of $4.9 million or 64.5% over the $7.6 million reported for the six-month period ended March 31, 1997, and increased as a percentage of revenues to 15.3% for the six-month period ended March 31, 1998, from 12.4% for the six-month period ended March 31, 1997 as a result of the factors discussed above.

               Interest Expense. Interest expense for the six-month period ended March 31, 1998, was $0.5 million, decreasing $4.8 million or 90.6% from the $5.3 million reported for the six-month period ended March 31, 1997. The decrease was primarily the result of reduced borrowings under the Company s credit facility as a result of the $87 million in net proceeds realized from the Company s October 1997 initial public offering of common stock and lower interest rates as a result of the Company s October 1997 credit facility restructuring.

               Income Tax. Income tax expense for the six-month period ended March 31, 1998, was $4.6 million, increasing $3.7 million from the $0.9 million reported for the six-month period ended March 31, 1997, and reflects an effective income tax rate of approximately 38%.

               Extraordinary Item.  During the six-month period ended March
          31, 1998, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the extinguishment and restructuring of the Company s principal bank credit agreement. There was no such item for the six-month period ended March 31, 1997.
               Net Income.  Net income for the six-month period ended March
          31, 1998, was $5.1 million, increasing $3.6 million or 240% from the $1.5 million reported for the six-month period ended March 31, 1997. Diluted earnings per common share before the extraordinary item was $0.43 per share for the six-month period ended March 31, 1998 compared to $0.14 per share for the six-month period ended March 31, 1997. Diluted earnings per share after the extraordinary item was $0.30 per share for the six-month period ended March 31, 1998 compared to $0.14 per share in the comparable prior year period.

          Financial Condition and Liquidity

               The Company s primary sources of liquidity are cash provided by operations and borrowings under its credit facility. The Company received approximately $86.7 million in net proceeds from the October 1997 initial public offering, which was used to reduce indebtedness. Cash and, temporary investments totaled $2.2 million, and working capital totaled $19.4 million at March 31, 1998.

               The Company s net cash provided by operating activities totaled $7.1 million for the six-month period ended March 31, 1998 compared to $7.2 million for the six-month period ended March 31, 1997. The decrease in the net cash provided by operations due to the improvement in operations in 1998 was offset by increases in net working capital investments.

               Cash used in investing activities principally relates to the Company s investments in manufacturing, distribution and milling assets. Capital expenditures were $54.3 million for the six-month period ended March 31, 1998 compared to $2.8 million in the comparable prior fiscal year period. The increase in spending for the six-month period ended March 31, 1998 was a result of the Company s expenditures toward its estimated $86.0 million South Carolina and Missouri capital expansion programs, which the Company expects to complete during fiscal year 1998. Total spending to date related to the aforementioned capital expansion programs is $71.0 million.

               Net cash provided by financing activities was $46.7 million for the six-month period ended March 31, 1998 compared to net cash used of $3.6 million for the six-month period ended March 31, 1997. The $46.7 million is primarily a result of (1) $86.7 million in net proceeds from the October 1997 initial public offering and (2) $46.8 million proceeds from issuance of debt (net of $0.3 million deferred debt issuance costs) offset by
          (3)$86.6 million debt repayment.

               The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will continue to be principally for capital expenditures, repayments of indebtedness and working capital requirements.

               The Company has current commitments for $35.0 million in raw material purchases for fiscal year 1998 and has approximately $15.0 million in expenditures remaining under the previously referenced $86.0 million capital expansion programs. The Company anticipates the capital expansion programs will be fully funded by the end of fiscal year 1998. Subject to final approval by the Company s Board of Directors, the signed agreement with Harvest States could result in capital expenditures of approximately $30 million. The Company expects to fund these commitments from operations and borrowings under the credit facility. The credit facility currently has a credit commitment of $150 million and has scheduled commitment reductions which begin at the end of fiscal year 1999. At this time, the current and projected borrowings under the credit facility do not exceed the facility s available commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

             In May 1998, the Company completed a secondary public offering of 6,210,000 shares of Class A Common Stock, par value of $.001 per share, of which 1,000,000 shares were offered by the Company and 5,210,000 shares were sold by certain selling shareholders. The offering of 1,000,000 primary shares at $30 per share generated $30 million of gross proceeds. Net proceeds of the offering were $27.9 million after deducting the expenses of the offering. The Company used the net proceeds of the offering to reduce outstanding debt. In connection with the offering, certain executive officers exercised options to purchase 239,620 shares from the Company.

               Management believes that net cash provided by operating and financing activities will be sufficient to meet the Company s expected capital and liquidity needs for the foreseeable future.

          Year 2000 Compliance
          --------------------

               Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be year 2000 compliant. This issue may adversely affect the operations and financial performance of the Company because its computer systems are an integral part of the Company s manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

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

               Although the Company is not aware of any material operational impediments associated with upgrading its computer hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company s computer systems will be completed on schedule, that the upgraded systems will be free of defects or that the Company s alternate plans will meet the Company s needs. If any such risks materialize, the Company could experience material adverse consequences, material costs or both.

               Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company s suppliers and customers. The Company intends to contact its significant suppliers and customers in the first half of calendar year 1998 in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of year 2000 compliance issues with its suppliers and customers.

               The Company incurred approximately $80,000 in the second fiscal quarter of 1998 and expect to incur approximately $120,000 in each fiscal quarter beginning with the third quarter 1998 through the first quarter of 1999 to resolve the Company s year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

          Item 3    QUANTITATIVE AND  QUALITATIVE DISCLOSURES  ABOUT MARKET
                    RISKS

                    Not Applicable

          PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings
          -----------------------------
                    Not applicable

          Item 2.   Changes in Securities
          ---------------------------------
                    Not applicable

          Item 3.   Defaults Upon Senior Securities
          -------------------------------------------
                    Not applicable

          Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------------------
                   The Annual Meeting of Shareholders was held on February 25, 1998.

                    There were two matters submitted to a vote of security holders. The first matter was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

                      Election of Directors  Votes For      Votes Withheld
                       David Y. Howe         15,153,200         15,364
                       John P. O Brien       15,153,200         15,364
                       William R. Patterson  15,153,200         15,364

                    The second matter was for the ratification of the Board of Directors selection of Ernst & Young LLP to serve as the Company s independent auditors for the fiscal year 1998. The shareholders cast 15,159,368 votes in the affirmative and 5,350 votes in the negative and shareholders holding 3,850 votes abstained from voting on the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year 1998.

          Item 5.   Other information
          -----------------------------

               On May 7, 1998, the Company entered into a long-term supply agreement with Amber Milling Company, a division of Harvest States Cooperatives ( Harvest States ), one of the largest agribusiness cooperatives in the United States. Under the agreement, the Company will construct a pasta production facility adjacent to Harvest States wheat mill in Kenosha, Wisconsin and Harvest States will supply semolina and other raw materials to the planned new plants. The Company estimates that it will invest approximately $30 million in capital expenditures to construct the new plant which will have an estimated production capacity of approximately 150,000,000 pounds of pasta. The commencement of this agreement is subject to a number of conditions, including acquisition of certain properties contiguous to the Harvest States property and completion of a satisfactory engineering and environmental review of the site for the new plant. The supply agreement with Harvest States is also contingent upon final approval by the board of directors of the Company.


          Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------------------
                    (a)  Exhibits.

                         EX-27 Financial Data Schedule

                    (b)  Reports on Form 8-K.

                         None

                                        SIGNATURES
                                        ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   American Italian Pasta Company



          May 15, 1998             /S/ Timothy S. Webster
          ---------------------    ------------------------------
          Date                     Timothy S. Webster
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



          May 15, 1998             /S/ David E. Watson
          ---------------------    ------------------------------
          Date                     David E. Watson
                                   Executive Vice President and Chief
                                   Financial    Officer,    Treasurer   and
                                   Secretary
                                   (Principal Financial and
                                   Accounting Officer)

                                       EXHIBIT INDEX
                                        -------------


          Exhibit No.                   Description
          -----------                   -------------------------------

          27                            Financial Data Schedule