Form 10-Q
period 1998-07-03
AMERICAN ITALIAN PASTA CO
filed 1998-07-31
CIK 849667

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended:   July 3, 1998

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

        Registrant's telephone number, including area code: (816) 502-6000


                                  Not Applicable
    (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
   (2)  has been subject to  such filing requirements for the  past 90 days. Yes
   [X] No [ ]

        The number of shares outstanding as of July 30, 1998 of the Registrant's Class A Convertible Common Stock was 18,022,224 and there were no shares outstanding of the Class B Common Stock.

                          AMERICAN ITALIAN PASTA COMPANY
                                     FORM 10-Q
                            QUARTER ENDED JUNE 30, 1998


                                 TABLE OF CONTENTS


   Part I - Financial Information                                         Page

        Item 1.   Financial Statements (unaudited)

                  Balance Sheets at June 30, 1998 and
                  September 30, 1997.

                  Statements of Income for the three months ended
                  June 30, 1998 and 1997.

                  Statements of Income for the nine months ended
                  June 30, 1998 and 1997

                  Statements of Cash Flows for the nine months ended June 30, 1998 and 1997.

                  Notes to Financial Statements

        Item 2.   Management s Discussion and Analysis of
                  Financial Condition and Results of Operations

        Item 3    Quantitative and Qualitative Disclosures About
                  Market Risk

   Part II - Other Information

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities

        Item 3.   Defaults Upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security
                  Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

   Signature Page

                          AMERICAN ITALIAN PASTA COMPANY

                                  BALANCE SHEETS

                                           JUNE 30,       SEPTEMBER 30,
                                             1998             1997
                                             ----             ----
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)
   ASSETS

   Current assets:
      Cash and temporary investments       $  1,809       $  2,724
      Trade and other receivables            17,173          9,180
      Prepaid expenses and deposits           3,055          1,028
      Inventory                              24,517         13,675
      Deferred income taxes                    --              635
                                           --------       --------
   Total current assets                      46,554         27,242
   Property, plant and equipment            215,589        130,845
      Accumulated depreciation              (35,419)       (29,332)
                                           --------       --------
                                            180,170        101,513

      Construction in progress               10,759         23,721
                                           --------       --------
   Total property, plant and equipment      190,929        125,234
   Deferred income taxes                         --          1,124
   Other assets                                 600          4,575
                                           --------       --------

   Total assets                            $238,083       $158,175
                                           ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
        Accounts payable                   $ 14,482       $  8,644
        Income tax payable                    2,249            134
        Accrued expenses                      6,486          5,447
        Current maturities of
            long-term debt                    1,115            829
                                           --------       --------
   Total current liabilities                 24,332         15,054

   Long-term debt                            42,816        100,137
   Commitments and contingencies
   Stockholders' equity:
      Preferred stock, $.001 par value:
        Authorized shares 10,000,000            --              --
      Class A common stock, $.001 par value:
        Authorized shares   75,000,000          18              11
      Class B common stock, $.001 par value:
        Authorized shares   25,000,000           --             --
      Additional paid-in capital            173,029         55,324
      Notes receivable from officers           (124)          (298)
      Accumulated deficit                    (1,988)       (12,053)
                                           --------       --------
   Total stockholders' equity               170,935         42,984
                                           --------       --------
   Total liabilities and
      stockholders' equity                 $238,083       $158,175
                                           ========       ========


                  See accompanying notes to financial statements.

                          AMERICAN ITALIAN PASTA COMPANY

                               STATEMENTS OF INCOME


                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                                1998           1997
                                                ----           ----
                                                   (IN THOUSANDS)
                                                    (UNAUDITED)

   [S]
   Revenues                                     $53,785        $31,952
   Cost of goods sold                            39,929         22,943
   Plant expansion costs                            865            --
                                                -------        -------
   Gross profit                                  12,991          9,009
   Selling and marketing expense                  3,396          2,763
   General and administrative expense             1,257          1,146
                                                -------        -------
   Operating profit                               8,338          5,100
   Interest expense, net                            415          2,508
                                                -------        -------
   Income before income tax expense               7,923          2,592
   Income tax expense                             2,971            995
                                                -------        -------
   Net income                                   $ 4,952        $ 1,597
                                                =======        =======

   Earnings Per Common Share:
     Net income per common share                   $.28           $.14
                                                   ====           ====

     Weighted-average common shares outstanding  17,569         11,466
                                                =======        =======

   Earnings Per Common Share - Assuming Dilution:
    Net income per common share
     assuming dilution                             $.27           $.13
                                                   ====           ====

    Weighted-average common shares outstanding   18,305         12,134
                                                =======        =======


                  See accompanying notes to financial statements.

                          AMERICAN ITALIAN PASTA COMPANY

                               STATEMENTS OF INCOME

                                                  NINE MONTHS ENDED
                                                       JUNE 30,
                                                  1998         1997
                                                  ----         ----
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

   Revenues                                     $135,355       $93,616
   Cost of goods sold                            100,195        67,821
   Plant expansion costs                           1,552            --
                                                --------       -------
   Gross profit                                   33,608        25,795
   Selling and marketing expense,
    including product introduction
    costs in 1997                                  9,145        10,212
   General and administrative expense              3,630         2,855
                                                --------       -------
   Operating profit                               20,833        12,728
   Interest expense, net                             904         7,800
                                                --------       -------
   Income before income tax expense and
     extraordinary item                           19,929         4,928
   Income tax expense                              7,533         1,878
                                                --------       -------
   Income before extraordinary item               12,396         3,050
   Extraordinary item:
     Loss due to early extinguishment of long-term
    debt, net of income taxes                      2,332            --
                                                --------       -------

   Net income                                   $ 10,064       $ 3,050
                                                ========       =======

   Earnings Per Common Share:
     Income per common share before extraordinary
     item                                           $.73          $.27
                                                --------       -------
     Extraordinary item:
       Loss per common share due to early
       extinguishment of long-term debt, net of
       income taxes                                  .14            --
                                                --------       -------
     Net income per common share                    $.59          $.27

     Weighted-average common shares outstanding   16,943        11,466
                                                ========       =======
   Earnings Per Common Share - Assuming Dilution:
     Income per common share before extraordinary
     item                                           $.70          $.25
     Extraordinary item:
       Loss per common share due to early
       extinguishment of long-term debt, net of
       income taxes                                  .13            --
                                                --------       -------
     Net income per common share
       assuming dilution                            $.57          $.25
                                                ========       =======

     Weighted-average common shares outstanding   17,680        12,134
                                                ========       =======

                  See accompanying notes to financial statements.

                          AMERICAN ITALIAN PASTA COMPANY

                             STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                           June 30,

                                                       1998         1997
                                                       ----         ----
                                                          (IN THOUSANDS)
                                                           (UNAUDITED)

   Operating activities:
   Net income                                        $10,064      $ 3,050
   Adjustments to reconcile net
    income to net cash provided
    by operations:
       Depreciation and amortization                   6,598        5,784
       Deferred income tax expense                     2,553        1,878
       Extraordinary loss due to early
         extinguishment of long-term
         debt, net                                      2,332          --
       Changes in operating assets and liabilities:
         Trade and other receivables                   (7,993)        942
         Prepaid expenses and deposits                 (1,392)       (396)
         Inventory                                    (10,842)      2,755
         Accounts payable and accrued
          expenses                                      6,621         315
         Income tax payable                             4,498         128
         Other                                            29         (380)
                                                      -------       -----
   Net cash provided by
      operating activities                             12,468       14,076

   Investing activities:
   Additions to property, plant
     and equipment                                    (71,526)     (11,464)
                                                      -------      -------
   Net cash used in investing activities              (71,526)     (11,464)

   Financing activities:
   Additions to deferred debt
      issuance costs                                     (325)      (2,099)
   Proceeds from issuance of debt                      59,842       3,543
   Net borrowings under revolving line
    of credit facility                                     --      (13,500)
   Principal payments on debt and capital
      lease obligations                              (116,877)     (11,720)
   Proceeds from issuance of common
      stock, net of issuance costs                    115,503       21,958
                                                      -------      -------
   Net cash provided by (used in)
      financing activities                             58,143       (1,818)
                                                      -------      -------
   Net increase (decrease) in cash and temporary
      investments                                       (915)          794

   Cash and temporary investments at beginning of
     period                                             2,724        1,818
                                                      -------      -------
   Cash and temporary investments at
     end of period                                   $ 1,809       $ 2,612
                                                     =======       =======

                  See accompanying notes to financial statements.

                          AMERICAN ITALIAN PASTA COMPANY
                           NOTES TO FINANCIAL STATEMENTS

                                   JUNE 30, 1998


   Basis of Presentation

   The  accompanying  unaudited  financial  statements  have  been  prepared  in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management s discussion and analysis thereof included in the Company s Annual Report on Form 10-K for the year ended October 3, 1997 and management s discussion and analysis included in
   Item 2 hereof.

   American Italian Pasta Company (the Company or AIPC ) uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company s first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the third fiscal quarter of fiscal years 1998 and 1997 both included thirteen weeks of activity and are described as the three month periods ended June 30, 1998 and 1997.

   2.   Completion of Public Offerings

   In October 1997, the Company completed an initial public offering (the "Offering") of 7,900,000 shares of Class A Common Stock, par value of $.001 per share, of which 5,310,000 shares were offered by the Company and 2,590,000 shares were sold by certain selling stockholders. The Offering of 5,310,000 primary shares at $18 per share generated $95.6 million of gross proceeds. Net proceeds of the Offering were $86.7 million, after deducting the underwriting discount and the expenses of the Offering. The Company used the proceeds of the Offering to reduce outstanding debt.

   In  May  1998,  the  Company  completed  a  secondary  public  offering  (the
    Secondary Offering ) of 6,210,000 shares of Class A Common Stock, par value of $.001 per share, at $30 per share, of which 1,000,000 shares were offered by the Company and 5,210,000 shares were sold by certain selling shareholders. The Secondary Offering generated $30 million of gross proceeds. Net proceeds of the Secondary Offering were $27.8 million after deducting the underwriting discount and the expenses of the Secondary Offering. The Company used the net proceeds of the Secondary Offering to reduce outstanding debt. In connection with the Secondary Offering, certain executive officers exercised options to purchase and sell 239,620 shares of Class A Common Stock.

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

   5.   AIPC and Harvest States/Amber Milling Arrangement

        On June 17, 1998, the Company s Board of Directors approved a long-term supply agreement with Amber Milling Company, a division of Harvest States Cooperatives ( Harvest States ), one of the largest agribusiness cooperatives in the United States. Under the agreement, the Company will construct a pasta production facility adjacent to Harvest States wheat mill in Kenosha, Wisconsin and Harvest States will supply semolina and other raw materials to the planned new plant. The Company estimates that it will invest approximately $35 million in capital expenditures to construct the new plant.

   6.   New Accounting Pronouncement

   The Company adopted Statement of Financial Accounting Standards ( SFAS ) No. 128, Earnings Per Share in its quarter ended December 31, 1997. SFAS No. 128 replaced the former reporting of primary and fully diluted earnings per share with its required reporting of basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

   The following tables set forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                                   1998         1997
                                                   ----         ----
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)

   Numerator for basic and diluted
     earnings per share                           $4,952       $1,597
                                                  ======       ======
   Denominator:
      Denominator for basic earnings per share -
      weighted-average common shares
      outstanding                                 17,569       11,466
   Effect of dilutive securities:
      Employee stock options                         736          668
                                                  ------       ------
   Dilutive potential common shares                  736          668
                                                  ------       ------
   Denominator for diluted earnings per share
      adjusted weighted-average common shares
      outstanding                                 18,305       12,134
                                                  ======       ======


                                                 NINE MONTHS ENDED
                                                      JUNE 30,
                                                1998           1997
                                                ----           ----
                                                   (IN THOUSANDS)
                                                    (UNAUDITED)

   Numerator:
     Income before extraordinary item           $12,396        $3,050
     Extraordinary item:
        Loss due to early extinguishment
        of long- term debt,
        net of income taxes                       2,332            --
                                                -------        ------
   Numerator for basic and diluted
   earnings per share                           $10,064        $3,050
                                                =======        ======
   Denominator:
     Denominator for basic earnings per share -
     weighted-average common shares
       outstanding                               16,943        11,466
   Effect of dilutive securities:
     Employee stock options                         737           668
                                                -------        ------
   Dilutive potential common shares                 737           668
                                                -------        ------
   Denominator for diluted earnings
      per share
      Adjusted weighted-average common shares
      outstanding                                17,680        12,134
                                                =======        ======

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

   Results of Operations

   Third quarter fiscal 1998 compared to third quarter fiscal 1997.

        REVENUES. Total revenues increased $21.8 million, or 68.3%, to $53.8 million for the three-month period ended June 30, 1998, from $32.0 million for the three-month period ended June 30, 1997. The increase for the three-month period ended June 30, 1998 was primarily due to increases in unit volume including shipments of Mueller's brand pasta for Bestfoods (formerly CPC International, Inc.), favorable changes in sales mix and increases in average sales prices related to the pass through of higher durum wheat costs. Management expects increases in revenues in fiscal 1998 and 1999 as a result of the phase-in of the Company s long-term supply agreement with Bestfoods.

        Revenues for the Retail market increased $22.6 million, or 134%, to $39.5 million for the three-month period ended June 30, 1998, from $16.9 million for the three-month period ended June 30, 1997. The increase primarily reflects gains in Bestfoods and private label volumes which are offset by lower sales volumes of Pasta LaBella flavored pasta.

        Revenues for the Institutional market decreased $0.8 million, or 5.3%, to $14.3 million for the three-month period ended June 30, 1998, from $15.1 million for the three-month period ended June 30, 1997. This decrease was primarily a result of decreases in opportunistic contract volumes versus the prior period due to high capacity utilization in the current quarter to support the Retail volume gains. Non-contract Institutional market unit volumes and revenues increased slightly between periods.

        GROSS PROFIT. Gross profit increased $4.0 million, or 44.2%, to $13.0 million for the three-month period ended June 30, 1998, from $9.0 million for the three-month period ended June 30, 1997. This increase is generally related to the revenue growth and favorable mix changes. Gross profit as a percentage of revenues decreased to 24.2% for the three-month period ended June 30, 1998 from 28.2% for the three-month period ended June 30, 1997. The decrease in gross profit as a percentage of revenues relates to generally lower gross margin Bestfoods volumes, lower sales of high margin flavored pasta and plant expansion costs. Management expects continued increases in gross profit as a result of revenue increases. However, management expects gross profit as a percentage of revenues to continue to decrease versus comparable periods based on the anticipated higher Bestfoods volumes and related revenue share.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $0.6 million, or 22.9%, to $3.4 million for the three-month period ended June 30, 1998, from $2.8 million for the three-month period ended June 30, 1997. Selling and marketing expense as a percentage of revenues decreased to 6.3% for the three-month period ended June 30, 1998, from 8.6% for the comparable prior year period. The increase in selling and marketing expense relates to the growth in retail market revenues. However, management expects selling and marketing expense as a percentage of revenues to continue to decrease versus comparable periods based on the anticipated higher Bestfoods volumes and related revenue share.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.1 million, or 9.1%, to $1.2 million for the three-month period ended June 30, 1998, from $1.1 million for the comparable prior period. General and administrative expense as a percentage of revenues decreased to 2.3% from 3.6%. The majority of the increase in general and administrative expense relates to incremental public company costs.

        OPERATING PROFIT. Operating profit for the three-month period ended June 30, 1998, was $8.3 million, an increase of $3.2 million or 63.5% over the $5.1 million reported for the three-month period ended June 30, 1997, and decreased as a percentage of revenues to 15.5% for the three-month period ended June 30, 1998, from 15.9% for the three-month period ended June 30, 1997 as a result of the factors discussed above.

        INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 1998, was $0.4 million, decreasing $2.1 million or 83.5% from the $2.5 million reported for the three-month period ended June 30, 1997. The decrease was primarily the result of reduced borrowings under the Company s credit facility as a result of the reduction of the Company s outstanding debt with the net proceeds realized from the Company s 1998 initial and secondary public offerings of common stock. In addition, the Company is incurring lower effective interest rates as a result of the Company s October 1997 credit facility restructuring.

        INCOME TAX. Income tax expense for the three-month period ended June 30, 1998, was $3.0 million, increasing $2.0 million from the $1.0 million reported for the three-month period ended June 30, 1997, and reflects an effective income tax rate of approximately 38% in both periods.

        NET INCOME. Net income for the three-month period ended June 30, 1998, was $5.0 million, increasing $3.4 million or 210% from the $1.6 million reported for the three-month period ended June 30, 1997. Diluted earnings per share was $0.27 per share for the three-month period ended June 30, 1998 compared to $0.13 per share in the comparable prior period.

   Nine months fiscal 1998 compared to nine months fiscal 1997.

        REVENUES. Revenues increased $41.7 million, or 44.6%, to $135.3 million for nine-month period ended June 30, 1998, from $93.6 million for the nine-month period ended June 30, 1997. The increase for the nine-month period ended June 30, 1998 was primarily due to increases in unit volume including shipments of Mueller's brand pasta for Bestfoods (formerly CPC International, Inc.), favorable changes in sales mix and increases in average sales prices related to the pass through of higher durum wheat costs. Management expects increases in revenues in fiscal 1998 and 1999 as a result of the Company s long-term supply agreement with Bestfoods and growth with existing and new accounts.

        Revenues for the Retail market increased $42.9 million, or 84.0%, to $94.0 million for the nine-month period ended June 30, 1998, from $51.1 million for the nine-month period ended June 30, 1997. The increase primarily reflects gains in Bestfoods and private label volumes which are offset by lower sales volumes of Pasta LaBella flavored pasta.

        Revenues for the Institutional market decreased $1.2 million, or 2.8%, to $41.3 million for the nine-month period ended June 30, 1998, from $42.5 million for the nine-month period ended June 30, 1997. This decrease was primarily a result of decreases in opportunistic contract volumes versus the prior period due to high capacity utilization in the current period to support the Retail and Mueller s volume gains. Non-contract Institutional market unit volumes and revenues generally were consistent between periods.

        GROSS PROFIT. Gross profit increased $7.8 million, or 30.3%, to $33.6 million for the nine-month period ended June 30, 1998, from $25.8 million for the nine-month period ended June 30, 1997. This increase is generally related to the revenue growth and includes $1.5 million in plant expansion costs. Gross profit as a percentage of revenues decreased to 24.8% for the nine-
   month period ended June 30, 1998 from 27.6% for the nine-month period ended June 30, 1997. The decrease in gross profit as a percentage of revenues relates to lower gross margin Bestfoods volumes, lower sales of high margin flavored pasta and plant expansion costs. Management expects continued increases in gross profit as a result of revenue increases discussed above. However, management expects gross profit as a percentage of revenues to continue to decrease in fiscal 1998 and 1999 versus fiscal 1997 based on the anticipated higher Bestfoods volumes and related revenue share and plant expansion costs.

        SELLING AND MARKETING EXPENSE. Selling and marketing expense decreased $1.1 million, or 10.8%, to $9.1 million for the nine-month period ended June 30, 1998, from $10.2 million for the nine-month period ended June 30, 1997. Selling and marketing expense as a percentage of revenues decreased to 6.8% for the nine-month period ended June 30, 1998, from 10.9% for the comparable prior year period. The decrease was primarily due to the absence of $2.0 million product introduction costs incurred in the first and second quarters of the Company s fiscal 1997 retail introduction of Pasta LaBella flavored pasta, which was completed in 1997.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.8 million, or 28.6%, to $3.6 million for the nine-month period ended June 30, 1998, from $2.8 million for the comparable prior period, a decrease as a percentage of revenues from 3.0% to 2.7%. The increase in administrative costs relates to increases in legal and accounting fees, shareholder communication expenses and other incremental costs related to being a public company and the recognition timing of certain property tax abatements.

        OPERATING PROFIT. Operating profit for the nine-month period ended June 30, 1998, was $20.8 million, an increase of $8.1 million or 63.8% over the $12.7 million reported for the nine-month period ended June 30, 1997, and increased as a percentage of revenues to 15.4% for the nine-month period ended June 30, 1998, from 13.6% for the nine-month period ended June 30, 1997 as a result of the factors discussed above.

        INTEREST EXPENSE. Interest expense for the nine-month period ended June 30, 1998, was $0.9 million, decreasing $6.9 million or 88.5% from the $7.8 million reported for the nine-month period ended June 30, 1997. The decrease was primarily the result of reduced borrowings under the Company s credit facility as a result of the $86.7 million in net proceeds realized from the Company s October 1997 initial public offering of common stock, the $27.8 million in net proceeds realized from the Company s May 1998 secondary public offering of common stock. In addition, the Company is incurring lower interest rates as a result of the Company s October 1997 credit facility restructuring.

        INCOME TAX. Income tax expense for the nine-month period ended June 30, 1998, was $7.5 million, increasing $5.6 million from the $1.9 million reported for the nine-month period ended June 30, 1997, and reflects an effective income tax rate of approximately 38%.

        EXTRAORDINARY ITEM. During the nine-month period ended June 30, 1998, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the extinguishment and restructuring of the Company s principal bank credit agreement. There was no such item for the nine-month period ended June 30, 1997.

        NET INCOME. Net income for the nine-month period ended June 30, 1998, was $10.0 million, increasing $7.0 million or 233% from the $3.0 million reported for the nine-month period ended June 30, 1997. Diluted earnings per common share before the extraordinary item was $0.70 per share for the nine-month period ended June 30, 1998 compared to $0.25 per share for the nine-month period ended June 30, 1997. Diluted earnings per share after the extraordinary item was $0.57 per share for the nine-month period ended June 30, 1998 compared to $0.25 per share in the comparable prior year period.

   Financial Condition and Liquidity

        The Company s primary sources of liquidity are cash provided by operations and borrowings under its credit facility. The Company received approximately $86.7 million in net proceeds from the October 1997 initial public offering and $27.8 in net proceeds from the May 1998 secondary offering all of which was used to reduce indebtedness. Cash and temporary investments totaled $1.8 million, and net working capital totaled $22.2 million at June 30, 1998.

        The Company s net cash provided by operating activities totaled $12.5 million for the nine-month period ended June 30, 1998 compared to $14.1 million for the nine-month period ended June 30, 1997. The decrease in the net cash provided by operations was due to increases in net working capital investments required to support its revenue growth offset by the increased earnings in 1998.

        Cash used in investing activities principally relates to the Company s investments in pasta production, distribution and milling assets. Capital expenditures were $71.5 million for the nine-month period ended June 30, 1998 compared to $11.5 million in the comparable prior fiscal year period. The increase in spending for the nine-month period ended June 30, 1998 was a result of the Company s South Carolina and Missouri 1997/1998 capital expansion programs.

        Net cash provided by financing activities was $58.1 million for the nine-month period ended June 30, 1998 compared to net cash used of $1.8 million for the nine-month period ended June 30, 1997. The $58.1 million is primarily a result of (1) $114.5 million in net proceeds from the October 1997 initial public offering and the May 1998 secondary offering (2) $59.8 million proceeds from issuance of debt (net of $0.3 million deferred debt issuance costs) offset by (3)$116.9 million debt repayment.

        The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will continue to be principally for capital expenditures, repayments of indebtedness and working capital requirements.

        The Company has current commitments for $27.7 million in raw material purchases for fiscal year 1998 and has approximately $2.4 million in capital expenditures remaining under the 1997/1998 capital expansion programs. The Company anticipates the capital expansion programs will be fully funded by the end of fiscal year 1998. On June 17, 1998, the Company s Board of Directors approved an agreement with Harvest States together with capital expenditures of approximately $75 million for its South Carolina, Missouri and Wisconsin facilities. The capital expansion projects are expected to be completed during fiscal 1999. The Company expects to fund these commitments from operations and borrowings under the credit facility. The credit facility currently has a credit commitment of $150 million and has scheduled commitment reductions which begin at the end of fiscal year 1999. At this time, the current and projected borrowings under the credit facility do not exceed the facility s available commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

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

        The Company has reviewed its computer hardware and software systems and has recently begun upgrading those systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or replacement. The Company currently anticipates this upgrading to be completed during calendar year 1998, and the Company expects to complete testing by the end of its first fiscal 1999 quarter. The Company has alternate plans in the event that critical system upgrading is not completed on time, which the Company believes are sufficient to meet the Company s internal needs.

        Although the Company is not aware of any material operational impediments associated with upgrading its computer hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company s computer systems will be completed on schedule, that the upgraded systems will be free of defects or that the Company s alternate plans will meet the Company s needs. If any such risks materialize, the Company could experience material adverse consequences to the Company s operations and financial performance, material costs or both.

        Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company s suppliers and customers. The Company is in the process of contacting its significant suppliers and customers in 1998 in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of year 2000 compliance issues with its suppliers and customers.

        The Company incurred approximately $195,000 in the second and third fiscal quarters of 1998 and expects to incur approximately $395,000 in the periods beginning with the fourth quarter of fiscal 1998 through the first quarter of fiscal 1999 to resolve the Company s year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

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

   PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings
   -------------------------------
             Not applicable

   Item 2.   Changes in Securities
   -------------------------------
             Not applicable

   Item 3.   Defaults Upon Senior Securities
   -------------------------------
             Not applicable

   Item 4.   Submission of Matters to a Vote of Security Holders
   -------------------------------
        Not applicable

   Item 5.   Other Information
   -------------------------------
             Not applicable

   Item 6.   Exhibits and Reports on Form 8-K
   -------------------------------
        Exhibits.

             Ex 10.1 First Amendment to 1997 Equity Incentive Plan is attached as Exhibit 10.1.

             Ex 10.2 Product Supply and Pasta Production Cooperation Agreement dated May 7, 1998 between the Registrant and Harvest States Cooperatives is attached as Exhibit 10.2.

             Ex-27     Financial Data Schedule.

             Reports on Form 8-K.

             None

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN ITALIAN PASTA COMPANY


   July 30, 1998                 /s/ Timothy S. Webster
   Date                          ----------------------
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



   July 30, 1998                 /s/ David E. Watson
   Date                          -------------------
                                 Executive Vice President and Chief Financial
                                 Officer, Treasurer and Secretary
                                 (Principal Financial and
                                 Accounting Officer)

                                   EXHIBIT INDEX

   EXHIBIT NO.    DESCRIPTION

   10.1           First Amendment to 1997 Equity Incentive Plan.

   10.2* Product Supply and Pasta Production Cooperation Agreement dated May 7, 1998 with Harvest States Cooperative.

   27             Financial Data Schedule.



   * Portions of the agreement subject to a request for confidential treatment.