Form 10-K/A
period 1997-10-03
AMERICAN ITALIAN PASTA CO
filed 1998-08-10
CIK 849667

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
                                   Amendment No. 1


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


     Registrant's telephone number, including area code: (816) 502-6000

     Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
     Title of each class                           on which registered
     -------------------                          ---------------------
     Class A Convertible                          New York Stock Exchange
     Common Stock, $0.001 par
     value per share

     Securities registered pursuant to section 12(g) of the Act:  None

     Explanation of Amendment
     ------------------------

          This first amendment to the Registrant's 10-K for the year ended October 3, 1997 (the "10-K") is to: (i) replace the section entitled "Management Information Systems" in Item 1 of the 10-K with the revised section set out below; and (ii) add the following discussion to Item 7. There are no other amendments to the 10-K.

     Item 1.   Business.

     Management Information Systems
     ------------------------------

          The Company's production, distribution, sales and marketing operations are supported by an IBM AS400-based computer hardware system. The hardware system utilizes licensed BPCS application software which has been tailored to the Company's management processes and integrates its production, purchasing, order entry, inventory management, distribution and accounting systems. The Company's management information systems were recently upgraded in anticipation of the Company's growth, its desire to continue to offer its customers value-added, efficient services and the need to become "year 2000 compliant." The Company has invested substantial amounts in electronic data interchange and efficient consumer response systems to streamline the order, invoicing and inventory management functions. The discussion under "Year 2000" set forth under Item 7 is incorporated by reference herein.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Year 2000
     ---------

          Many computer and other software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant." This issue may have a material adverse affect on the operations and financial performance of the Company because its computer and other systems are integral parts of the Company's manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

          The Company has reviewed its computer and other hardware and software systems and has recently begun upgrading those systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or replacement. The Company currently anticipates this upgrading to be completed during calendar year 1998, and the Company expects to complete testing of the upgrades by the end of its first fiscal 1999 quarter. The Company has alternate plans in the event that critical systems upgrading is not completed on time which the Company believes are sufficient to meet the Company's internal needs.

          Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company's computer systems will be completed on schedule, that the upgraded systems will be free of defects or that the Company's alternate plans will meet the Company's needs. If any such risks materialize, the Company could experience material adverse consequences to the Company's operations and financial performance, material costs or both.

          Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company's suppliers and customers. The Company intends to contact its significant suppliers and customers in 1998 in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of year 2000 compliance issues with its suppliers and customers.

          The Company incurred approximately $195,000 in the second and third fiscal quarters of 1998 and expects to incur approximately $395,000 in periods beginning with the fourth quarter 1998 through the first quarter of 1999 to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN ITALIAN PASTA COMPANY


                                   By:  /s/ David E. Watson
                                        -------------------------
                                   Executive Vice President and
                                   Chief Financial Officer
     Date:  August 10, 1998