Form 10-K405
period 1998-10-02
AMERICAN ITALIAN PASTA CO
filed 1998-12-17
CIK 849667

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K


             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended:   October 2, 1998

                                          OR

             [   ]     TRANSITION  REPORT PURSUANT TO  SECTION 13 OR  15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to

                          Commission file number:  001-13403


                            American Italian Pasta Company
                (Exact name of Registrant as specified in its charter)


                      Delaware                        84-1032638
               (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)         Identification No.)


              1000 Italian Way, Excelsior Springs, Missouri       64024
                 (Address of principal executive office and Zip Code)


          Registrant's telephone number, including area code: (816) 502-6000

             Securities registered pursuant to Section 12(b) of the Act:


            Title of each class     Name of each exchange on which registered

                          Class A Convertible Common Stock:

             $.001 par value per share            New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:  None

             Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if  disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             As of December 15, 1998 the aggregate market value of the Registrant's Class A Convertible Common Stock held by non-affiliates (using the New York Stock Exchange's closing price) was approximately $376,040,369.

             The number of shares outstanding as of December 10, 1998 of the Registrant's Class A Convertible Common Stock was 18,086,775 and there were no shares outstanding of the Class B Common Stock.


                         DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into
        Part III of this Report. The Definitive Proxy Statement will be filed no later than 120 days after October 2, 1998.


        Introduction and Certain Cautionary Statements
        ----------------------------------------------

             American Italian Pasta Company ("AIPC" or the "Company") changed its fiscal year end from December 31 to the last Friday of September or the first Friday of October effective beginning with the nine-month fiscal period ended September 27, 1996 and for all subsequent periods. This change resulted in a nine-month fiscal period for 1996, a 53-week fiscal year for 1997, a 52-week fiscal year for 1998, and a 52 or 53-week year for all subsequent fiscal years. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Annual Report on Form 10-K (this "Annual Report"), the 1998 and 1997 fiscal years are described as having ended on September 30 and the 1996 fiscal year is described as the nine-month fiscal period ended September 30, 1996.

             The discussion set forth below, as well as other portions of this Annual Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated October 29, 1997, which is hereby incorporated by reference. This report has been filed with the Securities and Exchange Commission (the "SEC" or the Commission ) in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

             The Company holds a number of federally registered and common law trademarks, which are used throughout this Annual Report. The Company has registered the following marks with the U.S. Patent and Trademark
        Office: AIPC, American Italian Pasta Company, Pasta LaBella, Montalcino, Calabria and Heartland.

             Additionally, a number of federally registered trademarks are used throughout this Annual Report that are not owned by the Company. Mueller's is a registered trademark of Bestfoods, Inc. (formerly known as Bestfoods International, Inc.) ("Bestfoods"). San Giorgio and Ronzoni are registered trademarks of Hershey Foods Corporation ("Hershey"). Prince and Creamette are registered trademarks of Borden Foods Holdings Corporation ("Borden").

                                        PART I

        ITEM 1.   BUSINESS.

        General
        -------

             American Italian Pasta Company is the second largest and one of the fastest-growing producers and marketers of dry pasta in North America. The Company commenced operations in 1988 with the North American introduction of new, highly-efficient durum wheat milling and pasta production technology. Management believes that the Company's singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enable AIPC to produce high-quality pasta at costs below those of many of its competitors. Management believes that the combination of the Company's cost structure, the average age of its competitors' North American pasta production equipment and the growing pasta consumption in North America creates significant opportunities for continued growth. During the fiscal year ended September 30, 1998, the Company had revenue of $189.4 million and earnings before extraordinary item of $17.6 million.

             The Company produces more than 80 dry pasta shapes in two vertically-integrated milling and pasta production and distribution facilities, strategically located in Excelsior Springs, Missouri and Columbia, South Carolina. The construction of the Missouri plant in 1988 represented the first use in North America of a vertically-integrated, high-capacity pasta plant using Italian milling and pasta production technology. Management believes that this plant continues to be among the most efficient and highly-automated pasta facilities in North America. The South Carolina plant, which commenced operations in 1995, produces only pasta shapes conducive to high-volume production  and  employs a  highly-skilled,  self-managed  work force.
        Management believes that the South Carolina plant is the most efficient pasta facility in North America in terms of productivity and conversion cost per pound. To meet the significant volume requirements of the Bestfoods Agreement and support future growth, the Company completed a capital expenditure program in fiscal 1998 to nearly double the Company's annual pasta production capacity and add a highly-automated durum wheat mill to its South Carolina plant.

             The Company was incorporated under the laws of the State of Delaware in 1991, and is the successor by merger of a Colorado corporation incorporated in 1986. The Company's executive offices are located at 1000 Italian Way, Excelsior Springs, Missouri 64204, and its telephone number is (816)502-6000. The Company's home page on the World Wide Web is located at http://www.pastalabella.com. Information contained in the Company's home page shall not be deemed to be a part of this Annual Report.

        Recent Developments
        -------------------

             In 1998, AIPC completed an $86 million capital expenditure program which increased its current aggregate pasta production capacity by approximately 90% from over 300 million pounds per year to over 600 million pounds per year. The additional capacity at the Missouri facility combined high-speed, high-output pasta production lines with the increased capability to produce a wide range of products, and included a distribution center expansion. The capital expenditure program included the construction of a durum wheat mill in South Carolina that adjoins the existing pasta plant facility, a 180% increase in the facility's pasta production capacity, and a doubling in size of the South Carolina distribution center.

             The additional production capacity is used to manufacture and distribute Mueller's brand pasta and take advantage of other market opportunities. In the second quarter of fiscal 1998, AIPC assumed production of substantially all of Bestfoods Mueller's pasta, which management estimates will require a production capacity of approximately 180-200 million pounds a year. The 175 million pounds of annual minimum Bestfoods' purchases that are required under the Bestfoods Agreement utilize approximately 60% of the Company's newly-added capacity.

             On June 17, 1998, the Company's Board of Directors approved a long-term supply agreement with Amber Milling Company, a division of Harvest States Cooperatives ("Harvest States"), one of the largest agribusiness cooperatives in the United States. Under the agreement, the Company will for approximately $35 million construct a pasta production facility adjacent to Harvest States' wheat mill in Kenosha, Wisconsin and Harvest States will supply semolina and other raw materials to the planned new plant.

             In addition to the Kenosha project, the Company's Board of Directors also approved approximately $40 million for additional expansions in the Columbia, South Carolina and Excelsior Springs, Missouri facilities. The Excelsior Springs expansion will increase the Company's product range to include automated production and packaging of retail lasagna, which the Company currently purchases externally from other producers. The Columbia expansion will include two additional production lines and highly efficient retail packaging systems to support the Company's growth in the Retail market. With the completion of these projects, the Company's aggregate production capacities will be the largest in North America at approximately 800 million pounds annually. The Company anticipates completion of these projects in the third quarter of fiscal year ending September 30, 1999.

        Products and Brands
        -------------------

             AIPC's product line, comprising over 1,500 stockkeeping units ("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, the Company produces pasta to its customers' specifications. AIPC makes over 80 different shapes and sizes of pasta products in over 160 package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. AIPC contracts with third parties for the production of certain specialized pasta shapes, such as stuffing shells and manicotti, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than 2% of AIPC's total unit volume in fiscal periods 1998, 1997 and 1996.

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

             The Company submits its production facilities to semiannual inspections by the American Institute of Baking ("AIB"), the leading United States baking, food processing and allied industries evaluation agency for sanitation and food safety. The Company consistently has achieved the AIB's highest "Superior" rating. The Company also implemented a comprehensive Hazard Analysis Critical Control Point ("HAACP") program in 1994 to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products. The Company believes that having an AIB rating of "Superior" and meeting HAACP standards have helped the Company attract new business and strengthen existing customer relationships.

             In fiscal 1995, AIPC introduced a product line of all natural, full-flavored pasta that is marketed under the Pasta LaBella brand. Pasta LaBella flavored pasta is principally marketed as a branded product to grocery and other retailers and to Sysco Corporation ("Sysco"). AIPC's all-natural, full-flavored dry pasta is available in a variety of flavors including tomato basil, lemon pepper, pesto, roasted garlic and herb, roasted bell pepper/roasted garlic, and cracked black pepper. Management believes that AIPC's use of patented flavoring ingredients in a proprietary manufacturing process allows the Company to provide superior product quality and flavor delivery compared to competitive flavored pasta products. Pasta LaBella flavored pasta was recognized as one of the top 10 new products in the United States in 1996 by Food Processing Magazine. AIPC also intends to continue assisting its customers with innovative products and packaging, and the development of additional value-added products intended to generate higher margins than traditional pasta products.

        Marketing and Distribution
        --------------------------

             AIPC  actively  markets  its  products  through approximately  20 internal sales and marketing personnel and approximately 30 independent and in-house food brokers and distributors throughout the United States, Canada and Mexico. AIPC's senior management is directly involved in the selling process in all customer markets. The Company's sales and marketing strategy is to provide superior quality, a complete product offering, distinctive packaging marketing and promotional plans specifically tailored to the customers' needs, competitive pricing and superior customer service to attract new customers and grow existing customers' pasta sales. The Company has established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. The Company has a long-term supply agreement with Sysco, the nation's largest marketer and distributor of food service products. In 1998, AIPC became the exclusive producer of Mueller's, the largest pasta brand in the United States, pursuant to a recent long-term manufacturing and distribution agreement with Bestfoods. AIPC is also the primary supplier of pasta to Sam's Wholesale Club ("Sam's Club"), the largest club store chain in the United States, and supplies private label and branded pasta to 8 of the 10 largest grocery retailers in the United States, including Wal-Mart, K-Mart, A&P, Publix, Albertsons, American Stores, WinnDixie and Ahold. AIPC also has long-term supply agreements with several private label customers. In addition, AIPC has developed supply relationships with leading food processors, such as Pillsbury, General Mills and Kraft Foods, which use the Company's pasta as an ingredient in branded food products.

             One of the  Company's core strengths has been  the development of strong customer relationships and the establishment of a reputation as a technical and service expert in the pasta field. As part of its overall customer service strategy, AIPC uses its category management expertise to assist customers in their distribution and supply management decisions regarding pasta and new products. The Company's category management experts use online ACNielsen's supermarket data to recommend pricing, SKU sets and shelf spacing to both private label and branded customers. AIPC representatives also assist food processors in incorporating AIPC's pasta as an ingredient in its customers' food products. The Company sponsors an annual "Pasta Technology Forum" which is a training and development program for its customers' production and new product personnel. In addition to technical education, the Company provides dedicated technical support to its institutional customers by making recommendations regarding the processing of pasta in their facilities. AIPC believes that these value-added activities provide customers with a better appreciation and awareness of the Company and its products.

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

             The Company's three distribution centers are strategically located in South Carolina, Missouri and Southern California to serve the national market. Additionally, the Company uses three public warehouses, one in Central Florida, one in Massachusetts and one in South Carolina. The Company's South Carolina and Missouri distribution centers are integrated with the Company's production facilities manufacture cased, finished products that are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for automated palletization and storage until shipping. The combination of integrated facilities and multiple distribution centers enables AIPC to realize significant distribution cost savings and provides lead time, fill rate and inventory management advantages to its customers. The operation of the Missouri and South Carolina distribution centers is outsourced under a long-term agreement with Lanter Company, a firm specializing in warehouse and logistics management services.

             Most of the Company's customers use inventory management systems which track sales of particular products and rely on reorders being rapidly filled by suppliers. The Company works with its customers to forecast consumer demand which allows the Company to cost-effectively produce inventory stocks to the forecasted demand levels.

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

             AIPC's ability to produce high-quality pasta generally begins with its purchasing durum wheat directly from farmers and grower-owned cooperatives in North Dakota, Montana, Arizona and California. This purchasing method ensures that the extracted semolina meets AIPC's specifications. The Company has several sources for durum wheat and is not dependent on any one supplier or sourcing area. As a result, the Company believes that it has adequate sources of supply for durum wheat. The Company occasionally buys and sells semolina to balance its milling and production requirements. AIPC and Dakota Growers Pasta Company ("Dakota Growers") are the only major producers of pasta in North America that own vertically integrated milling and production facilities.

             Durum wheat is a cash crop whose average monthly market price has fluctuated from a low of $3.82 per bushel to a high of $7.49 per bushel in the last five years. Between December 1, 1997 and October 2, 1998, the market price of durum wheat decreased by approximately 38% from $6.47 per bushel to $4.00 per bushel. Until February 1998 durum wheat did not have a related futures market to hedge against such price fluctuations. As of February 12, 1998, durum futures began trading on the Minneapolis grain exchange. In managements' view, these futures contracts have limited liquidity and other less desirable features which have precluded their use by AIPC as a durum cost hedge. The Company manages its durum wheat cost risk through long-term contracts and other arrangements with its customers and advance purchase contracts for durum wheat which are generally less than twelve months' duration. Long-term supply agreements and other customer arrangements which allow for the pass-through of durum wheat cost changes in certain circumstances represented approximately 80% of AIPC's total revenue base.

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

             The durum wheat delivered to AIPC's mills in Missouri and South Carolina is first unloaded, blended and precleaned. Next, the moisture content of the wheat is raised to the optimal level required for milling (the "tempering process"). The cleaned and tempered wheat is then conveyed to the mill where grinding, sifting, and purifying processes extract the purest possible semolina. The semolina milling is controlled from a central control room located in the mill where a single AIPC team member monitors and directs the mill's entire milling, cleaning and storage process. Semolina is then pneumatically distributed from the mill to AIPC's pasta production facilities in Missouri and South Carolina.

             After being mixed with water, the semolina is extruded into the desired shapes, travels through computer-controlled high-temperature dryers, and is stabilized at room temperature. The Company's entire pasta production process is electronically controlled by programmable logic computers (PLC's) which enable all of the production lines to be operated and monitored by minimal staff. The pasta is then packaged in a wide variety of packaging configurations on highly-automated film, carton and bulk packaging systems and forwarded through automated conveyors to the distribution center to be palletized and stored prior to shipment.

             AIPC purchases its packaging supplies, including polycellophane, paperboard cartons, boxes and totes from third parties. Management believes the Company has adequate sources of packaging supplies.

             The Company buys materials in quantities based on the anticipated future demands of its customers.

        Trademarks and Patents
        ----------------------

             The Company holds a number of federally registered and common law trademarks which it considers to be of considerable value and importance to its business including: AIPC American Italian Pasta Company, American Italian, and Pasta LaBella. The Company has registered the AIPC American Italian Pasta Company, Pasta LaBella, Montalcino, Calabria, Heartland and other trademarks with the U.S. Patent and Trademark Office. Additionally, the Company has registered the proprietary flavoring process for Pasta LaBella flavored pasta.

        Dependence on Major Customers
        -----------------------------

             Historically,  a limited number of customers have accounted for a substantial portion of the Company's revenues. During the fiscal years ended September 30, 1998 and 1997 and the nine-month fiscal period ended September 30, 1996, Sysco accounted for approximately 19%, 27% and 27%, respectively, and sales to Sam's Club accounted for approximately 15%, 22% and 19%, respectively, of the Company's revenues. During fiscal 1998, sales to Bestfoods accounted for approximately 24% of the Company's revenues. There were no sales to Bestfoods in the prior fiscal years. The Company expects it will continue to rely on a limited number of major customers for a substantial portion of its revenues in the future. Management believes that a majority of the Company's fiscal 1999 revenues will be derived from combined sales to Sysco, Sam's Club and Bestfoods. The Company has an exclusive supply contract with Sysco (the "Sysco Agreement") through June 2000, in addition Sysco has renewal options for two additional three-year periods. The Company has a long-term manufacturing and distribution agreement with Bestfoods that requires Bestfoods to purchase a minimum of 175 million pounds of pasta annually for nine years. The Company does not have long-term supply contracts with a substantial number of its other customers, including Sam's Club. Accordingly, the Company is dependent upon its other customers to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. An adverse change in, or termination or expiration without renewal of, the Company's relationships with or the financial viability of one or more of its major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

             In addition, certain exclusivity provisions of the Sysco Agreement and Bestfoods Agreement prevent AIPC from producing and supplying competitors of Sysco and Bestfoods with certain pasta products. Under the Sysco Agreement, the Company is restricted from supplying pasta products to certain food service businesses other than Sysco without Sysco's prior consent. Under the Bestfoods Agreement, AIPC may not produce branded retail pasta for Borden, Hershey or Barilla Alimentare S.p.A. ("Barilla") without Bestfoods' consent, and is limited to the production of an aggregate of 12 million pounds of branded pasta products annually for other producers.

             Under the Bestfoods Agreement, Bestfoods closed the facilities dedicated to the production of Mueller's brand pasta and AIPC became the exclusive producer of Mueller's, with the exception of certain specialty items which are purchased from other suppliers. Bestfoods is a global food company, and its Mueller's pasta line is the oldest and largest pasta brand in the United States with an annual sales volume averaging approximately 200 million pounds over the last five calendar years. AIPC is paid on a "cost plus" basis in an amount equal to total actual cost of production plus a specified profit per pound of pasta produced. Bestfoods has committed to minimum purchase volumes of 175 million pounds annually for nine years. AIPC may also benefit from additional cost savings resulting from improved productivity. The term of the contract is through December 31, 2006 with a three-year renewal term at the option of Bestfoods. The Bestfoods Agreement may be terminated by Bestfoods upon certain events, including (i) a failure by AIPC to satisfy certain minimum production requirements for any reason other than the fault of Bestfoods or events demonstrably beyond AIPC's control, or (ii) AIPC's merger with, or sale of substantially all of its assets to, Borden, Hershey or Barilla.

             Pursuant to the Sysco Agreement, AIPC is the primary supplier of pasta for Sysco and has the exclusive right to supply pasta to Sysco for sale under Sysco's name. Sysco, which operates from approximately 65 operations and distribution facilities nationwide, provides products and services to approximately 230,000 restaurants, hotels, schools, hospitals, and other institutions, as well as the U.S. government. For the year ended September 30, 1998, sales attributed to Sysco represented approximately 19% of the Company's net revenues. Sysco recently exercised its option to renew its agreement with AIPC for an additional three years through June 30, 2000, and has options to renew the agreement for two additional three-year periods through June 30, 2006. AIPC products are sold to Sysco on a cost-plus basis, with annual adjustments based on the prior year's costs. Under the Sysco Agreement, AIPC may not supply pasta products to any business other than Sysco in the United States, Mexico or Canada that operates as, or sells to, institutions and businesses which provide food for consumption away from home (i.e. food service businesses) without Sysco's prior consent. In 1998 and 1997, Sysco honored the Company as one of its top 10 suppliers out of its over 1,300 supplier base. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of AIPC's Missouri plant.

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

             The Company's direct competitors include large multinational companies such as food industry leader Hershey Foods Corp. with brands such as San Giorgio and Ronzoni; and Borden Foods Co. with brands such as Prince and Creamette; and regional U.S. producers of retail and institutional pasta such as Dakota Growers Pasta Co., Philadelphia Macaroni Co. Inc. and A. Zerega's Sons, Inc., each an independent producer, and foreign companies such as Italian pasta producers De Cecco ("De Cecco") and Barilla. The Company also competes, indirectly, against food processors such as Kraft Foods, General Mills, Inc., American Home Food Products Corporation, Campbell Soup Company and Stouffers Corp., that produce pasta internally as an ingredient for use in their food products.

             The Company's competitive environment depends to a significant extent on the aggregate industry capacity relative to aggregate demand for pasta products. Several domestic pasta producers have recently completed production facility additions or announced their intention to increase domestic production capacity. In addition to AIPC's planned capital expansion, management believes that these capacity additions represent more than 150 million pounds of additional pasta production capacity in aggregate. Dakota Growers recently increased the capacity of its durum wheat mill and has purchased two former Borden pasta plants in Minneapolis. In September 1997, Barilla announced plans to build a pasta plant near Ames, Iowa with an estimated annual pasta capacity of approximately 150 million pounds. The plant is expected to be fully operational in early 1999. Two major pasta producers have reduced their pasta production capacity. Borden sold three plants and closed two plants out of its ten North American pasta plants in 1997, and Bestfoods eliminated its capacity of approximately 180 million pounds in 1997. Additionally, Borden has announced plans to close a sixth plant in 1998. In October 1998, Hershey announced that it has retained Goldman Sachs to sell its pasta business, which includes eight regional pasta brands and production facilities. If Hershey is successful in their sale of these assets, the impact, if any, by AIPC or its customers will not be determinable until the successor owner business strategies are evident. Management believes AIPC is well positioned to maintain its competitive advantages regardless of the Hershey sale outcome.

             Several foreign producers, based principally in Italy and Turkey, have aggressively targeted the U.S. pasta market in recent years. In 1996, a U.S. Department of Commerce investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, the U.S. International Trade Commission of the Department of Commerce ("ITC"), imposed anti-dumping and countervailing duties on Italian and Turkish imports ("the 1996 Anti-dumping Order"). In December 1998, ITC announced the final results of its review of 1996 Anti-dumping Order for three Turkish producers. The ITC indicated that one of the producers had not had any shipments during the review period (January 19, 1996 to June 30, 1997), maintained the anti-dumping and countervailing duties for another Turkish producer and repealed such duties for the third. In addition, the ITC is conducting an administrative review of its 1996 Anti-dumping Order relating to 16 Italian pasta producers, including Barilla and De Cecco. The ITC recently announced that it expects to complete this review by February 3, 1999. The Company cannot predict the outcome of the ITC's review. While such duties may enable the Company and its domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there can be no assurance that the duties will be maintained for any length of time, or that these or other foreign producers will not sell competing products in the United States at prices less than those of the Company. Bulk imported pasta, and pasta produced in the U.S. by foreign firms, are generally not subject to such anti-dumping and countervailing duties. Foreign pasta producers generally may avoid such duties by importing bulk pasta into the United States and repackaging it in U.S. facilities for distribution. A leading branded Italian producer, Barilla, opened a bulk pasta repackaging and distribution facility in Syracuse, New York in 1996 and is building a pasta production plant in Ames, Iowa which is expected to be completed in early 1999.

        Pasta Industry and Markets
        --------------------------

             North American pasta consumption was approximately 5.0 billion pounds in 1996. The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii) Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

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

             Pasta Production Capacity. Management believes that pasta producers have historically rationalized their existing production facilities. Within the past several years, however, there has been an increase in some pasta producers' capital reinvestment. Upon completion of the planned expansion in 1999, AIPC will have increased its production capacity to over 800 million pounds since commencing operations in 1988. Several domestic pasta producers have recently completed production facility additions or announced their intention to increase domestic production capacity. In addition to AIPC's planned capital expansion, management believes that these capacity additions represent more than 200 million pounds in aggregate. Dakota Growers recently increased the capacity of its durum wheat mill. In September 1997, Barilla announced plans to build a pasta plant near Ames, Iowa with an estimated annual pasta capacity of approximately 150 million pounds. Two major pasta producers have also recently announced planned reductions in pasta production capacity. Borden sold three plants and closed two plants out of its ten North American pasta plants in 1997, and Bestfoods eliminated its capacity of approximately 180 million pounds in 1997.

             Management estimates pasta imported from foreign producers during 1997 represented approximately 13% of the U.S. dry pasta market, and that of this amount, approximately two-thirds originated from producers in Italy and Turkey. The primary foreign suppliers of pasta with which the Company competes are Barilla and De Cecco.

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

             Customer Markets - Retail. Hershey, Borden and Bestfoods together represent a majority of the branded Retail market. Hershey, which primarily competes in the branded Retail market and whose retail brands include Ronzoni, San Giorgio, Skinner and American Beauty, is the industry leader and sold 21.0% of the total pounds sold in the branded Retail market for the year ended September 30, 1998. Hershey announced in October 1998 that it was seeking to sell its pasta business. Borden, which sold 12.5% of the total pounds in the Retail market for the year ended September 30, 1998, has shifted its strategy to focus on its branded pasta and sauce products, which include
        Creamette, Prince, Catelli, Merlino's and Anthony's, and to exit private label pasta production and sales. Bestfoods participates in the Retail market with Mueller's, the oldest and largest pasta brand in the United States. AIPC directly participates in the branded Retail market by producing and distributing Pasta LaBella flavored pasta and will indirectly participate in such market by processing and distributing Mueller's brand pasta for Bestfoods. During 1998, Bestfoods transferred substantially all of its Mueller's brand pasta production to AIPC.

             Between the Company's first fiscal quarter of 1994 and the fourth fiscal quarter of 1998, sales of private label pasta products increased from 18.6% to 21.5% of the total pounds of pasta sold in the Retail market based on A.C. Nielsen scanner data. Management believes that sales of private label pasta products will continue to grow at a rate in excess of the overall Retail pasta market. After Borden's departure from the private label market, AIPC became the leading supplier in the remaining fragmented market. Management believes that the private label category continues to offer significant growth and profit opportunities to retailers and efficient producers. Retailers often prefer high-quality private label products to branded products because private label products typically enable retailers to generate higher margins and maintain greater control of in-store merchandising. While consumers traditionally have viewed private label products as having lower quality than branded products, management believes that new high-quality private label products have begun to change this perception. Management attributes some of this change in the private label market to the increasingly upscale image, improved packaging, higher product quality and competitive prices of private label products.

             Customer Markets - Institutional. The Institutional market includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient. Traditional food service customers include businesses and organizations, such as Sysco and US Food service, Inc., that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers. Most food service distributors obtain their supply of pasta from third party producers such as AIPC. The food service market is highly-fragmented and is served by numerous regional and local food distributors, including both "traditional" food service customers and chain restaurant customers. Sysco, the nation's largest food service marketer and distributor of food service products and one of the nation's largest commercial purchasers of pasta products, serves approximately 10% of the food service customers in the United States and has more than double the revenues of the next largest food service distributor.

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

             The size of the Institutional market is affected by the number of food processors that elect to produce pasta internally rather than out-sourcing their production. Historically, most pasta used by food processors was manufactured internally for use in food processors' own products. Management believes, however, that an increasing number of food processors may discontinue the internal production of their own pasta and outsource their production to efficient producers such as AIPC.

        Management Information Systems
        ------------------------------

             The Company's production, distribution, sales and marketing operations are supported by an IBM AS400-based computer hardware system. The hardware system utilizes licensed BPCS manufacturing software which has been tailored to the Company's management processes and integrates its production, purchasing, order entry, inventory management, distribution and accounting systems. The Company's management information systems were recently upgraded in anticipation of the Company's growth and desire to continue to offer its customers value-added, efficient services, and the need to become "Year 2000 Compliant". The Company has invested substantial amounts in electronic data interchange and efficient consumer response systems to streamline the order, invoicing and inventory management functions. The discussion under Year 2000 set forth under Item 7 is incorporated by reference herein.

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

        Employees
        ---------

             As of September 30, 1998, the Company employed 360 full-time persons, of whom 120 were salaried employees and 240 were hourly employees. As of September 30, 1997, the Company employed 289 full-time persons, of whom 130 were salaried employees and 159 were hourly employees. The Company's employees are not represented by any labor unions. AIPC considers its employee relations to be good.


        ITEM 2.   PROPERTIES.

             Production Facilities. AIPC's pasta production plants are located near Kansas City in Excelsior Springs, Missouri, and in Columbia, South Carolina. The Company's facilities are strategically located to support North American distribution of AIPC's products and benefit from the rail and interstate highway infrastructure. At September 30, 1998, the Company's facilities had combined annual milling and production capacity of approximately 600 million pounds of durum semolina and 620 million pounds of pasta.

             During fiscal 1998, the Company's capital expenditure program increased AIPC's current pasta production capacity by nearly 90% from 330 million pounds per year to 620 million pounds per year. At the Company's Missouri facility, the Company added high-speed, high-output pasta production lines with the increased capability to produce a full range of products and expanded the distribution center. The capital expenditures program included the construction of a durum wheat mill in South Carolina which adjoins the existing pasta plant facility, a 180% increase in the facility's pasta production capacity, and a doubling of the South Carolina distribution center capacity.

             The additional capacity is used to produce and distribute Mueller's brand pasta and take advantage of other market opportunities. The 175 million pounds of Bestfoods' annual minimum purchases that are required under the Bestfoods Agreement utilize approximately 60% of the Company's newly-added pasta production capacity.

             AIPC's 1999 capital expenditure program will increase AIPC's current pasta production capacity from 620 million pounds per year to over 800 million pounds per year. At the Company's Missouri facility, the Company will expand its product range to include automated production and packaging of lasagna. Additionally, the Company will be adding two production lines and highly efficient retail packaging systems to the South Carolina facility. The capital expenditures program also includes the construction of a pasta production facility which adjoins a Harvest States' owned wheat mill in Kenosha, Wisconsin.

             Distribution Centers. The Company currently owns the distribution center adjoining its Missouri plant and leases under a capital lease its distribution centers in South Carolina. In addition, the Company leases space in three public warehouses, one in Southern California, one in Central Florida and one in Northern South Carolina.

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


        EXECUTIVE OFFICERS OF THE REGISTRANT

             Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in AIPC's Definitive Proxy Statement which will be filed no later than 120 days after September 30, 1998. All executive officers are elected annually and serve at the discretion of the Board of Directors. Certain of the executive officers have employment agreements with the Company.

             The following table sets forth certain information concerning each of the executive officers of the Company as of September 30, 1998.

        NAME                          AGE         POSITION
        ----                          ---         --------
        Horst W. Schroeder.......     57        Chairman of the Board
                                                of Directors

        Timothy S. Webster.......     36        President and
                                                Chief Executive Officer;
                                                Director

        Norman F. Abreo..........     48        Executive Vice President--
                                                Operations

        David E. Watson..........     43        Executive Vice President --
                                                Operations Support and
                                                Technology

        David B. Potter..........     39        Executive Vice President and
                                                General Manager  --  Industrial
                                                Markets

        Jerry H. Dear..........       51        Senior Vice President-Retail
                                                Markets

             Horst W. Schroeder has served as Chairman of the Board of Directors of the Company since June 1991, and as a Director of the Company since August 1990. Since 1990, Mr. Schroeder has been President of HWS & Associates, Inc., a Hilton Head, South Carolina management consulting firm owned by Mr. Schroeder. Prior to founding HWS & Associates, Mr. Schroeder served the Kellogg Company, a manufacturer and marketer of ready-to-eat and other convenience food products, in various capacities for more than 20 years, most recently as President and Chief Operating Officer. He was a manager of PSF Holdings, L.L.C. and served as Chairman of the Board of its wholly-owned subsidiary, Premium Standard Farms, Inc., a vertically-integrated pork producer, from 1996 to May 1998.

             Timothy S. Webster has served as President of the Company since June 1991, as President and Chief Executive Officer of the Company since May 1992, and as a Director since June 1989. Mr. Webster joined the Company in April 1989, and served as Chief Financial Officer from May 1989 to December 1990 and as Chief Operating Officer from December 1990 to June 1991.

             Norman F. Abreo joined the Company in December 1991, serving initially as the Company's Vice President Manufacturing. He became Senior Vice President Operations in June 1995, and Executive Vice President Operations in June 1997. Prior to joining the Company, he was Plant Manager for the Coca-Cola Enterprises, Inc. plant in New Orleans, Louisiana, from December 1987 to December 1991; Director of Operations for Borden Pasta Group from December 1985 to December 1987; and Plant Manager of the Borden Pasta Group's New Orleans facility from March 1979 to December 1985.

             David E. Watson joined the Company in June 1994 as its Senior Vice President and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in June, 1997. He was promoted to Executive Vice President - Operations Support and Technology in July 1998. Prior to joining AIPC, Mr. Watson spent 18 years with the accounting firm of Arthur Andersen & Co., most recently as partner-in-charge of its Kansas City and Omaha Business Consulting Group practice. Mr. Watson is a certified public accountant.

             David B. Potter joined the Company in 1993 as its Director of Procurement. He was named Vice President in 1994 and Senior Vice President Procurement in June 1997. He was promoted to Executive Vice President and General Manager Industrial Markets in July 1998. Before joining the Company, Mr. Potter had worked in numerous areas of Hallmark Cards and its subsidiary, Graphics International Trading
        Company,  from  1981  to  1993, most  recently  as  Business Logistics
        Manager.

             Jerry H. Dear joined the Company in 1993 as a Business Development Manager. He was named Vice President - Retail Sales in 1995 and Senior Vice President - Retail Markets in February 1998. Before joining the Company, Mr. Dear had worked at Pillsbury from 1983 to 1993, most recently as a Region Business Manager.

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


                                       PART II


        ITEM 5.   MARKET   FOR   REGISTRANT'S   COMMON   EQUITY  AND   RELATED
        STOCKHOLDER MATTERS.

             The Company's Class A Convertible Common Stock, par value $0.001 per share (the "Class A common stock") is traded on the New York Stock Exchange under the symbol "PLB". Trading of the Company's Class A common stock began October 9, 1997.

             The range of the high and low prices per share of the Company's common stock for fiscal 1998;

                                               Year Ended
                                           September 30, 1998
                                              High     Low
                                              ----     ---

             First Quarter                 $26.00    $19.25
             Second Quarter                $37.25    $23.25
             Third Quarter                 $38.75    $30.00
             Fourth Quarter                $39.50    $24.625

             As of December 16, 1998, there were approximately 5,360 holders of the Company's Class A common stock. No shares of the Company's Class B Convertible Common Stock, par value $0.001 per share (the "Class B common stock" and together with the Class A common stock, the "Common Stock") are outstanding on the date of this Annual Report.

             The Company has not declared or paid any dividends on its Common Stock to date and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain earnings for the foreseeable future to provide funds for the operation and expansion of its business and for the repayment of indebtedness. The borrowing agreements relating to the Company's current credit facility contain certain provisions which effectively prohibit the payment of dividends. Future borrowing agreements of the Company may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company has no restricted retained earnings at September 30, 1998.

        Securities Sold in Unregistered Offerings during Fiscal Year 1998
        -----------------------------------------------------------------

             None.


        ITEM 6.   SELECTED FINANCIAL DATA.

             The selected statement of operations data for the fiscal years ended September 30, 1998 and 1997, the nine-month fiscal period ended September 30, 1996, and the selected balance sheet data as of September 30, 1998 and 1997 are derived from the Financial Statements including the Notes thereto of the Company audited by Ernst & Young LLP, independent auditors, appearing elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 1995 and 1994 and the selected balance sheet data as of September 30, 1996, December 31, 1995 and 1994 have been derived from financial statements of the Company not included herein, which have been audited by Ernst & Young LLP. The selected statement of operations data for the calendar year ended December 31, 1996 and the twelve-month period ended September 30, 1996 and the balance sheet data as of December 31, 1996 have been derived from the Company's unaudited internal financial statements, which in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position of the Company. The statement of operations data of the Company for the calendar year ended December 31, 1996 and the twelve-month period ended September 30, 1996 and the balance sheet data as of December 31, 1996 are included herein only for comparison purposes. The selected other data has been derived from the accounting records of the Company and has not been audited. The selected financial and other data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report. The Company has not paid any dividends on its Class A common stock during the periods indicated below.

                                                                               NINE-MONTH
                                          FISCAL YEAR        TWELVE-MONTH    FISCAL PERIOD      CALENDAR
                                            ENDED           PERIOD ENDED        ENDED          YEAR ENDED   FISCAL YEAR ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                       1998        1997         1996            1996(1)           1996       1995        1994
                                       ----        ----         ----            -------           ----       ----        ----
                                                             (UNAUDITED)                       (UNAUDITED)

                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

     STATEMENT OF OPERATIONS DATA:
     Revenues                       $189,390   $129,143        $121,149         $92,074       $121,621     $92,903    $69,465
     Cost of  goods sold            140,110      93,467          91,230          68,555         89,704      73,851     54,393
     Plant expansion costs (2)        1,606          --              --              --             --       2,065        484
                                    -------     -------         -------          ------        -------      ------     ------
     Gross profit                    47,674      35,676          29,919          23,519         31,917      16,987     14,588

     Selling and marketing expense,
      including product introduction
      costs (3)                      12,984      13,664          18,445          16,798         21,250       5,303      3,792
     General and administrative
      expense                         4,948       3,766           3,686           2,805          3,498       2,930      1,951
                                     ------      ------          ------          ------         ------      ------     ------
     Operating  profit               29,742      18,246           7,788           3,916          7,169       8,754      8,845
     Interest expense, net            1,539      10,119          10,770           8,023         10,575       8,008      4,975
                                    -------     -------          ------          ------         ------      ------      -----
     Income (loss) before income tax
      and extraordinary loss         28,203       8,127          (2,982)         (4,107)        (3,406)        746      3,870
     Income tax expense (benefit)    10,557       3,070          (1,139)         (1,556)        (1,288)        270      1,484
     Extraordinary loss, net of
     income tax (4)                   2,332          __           1,647           1,647          1,647          --        204
                                    -------      ------          ------          ------         ------       -----     ------
     Net income (loss)              $15,314      $5,057         ($3,490)        ($4,198)       ($3,765)      $ 476     $2,182
                                    =======      ======          ======          ======         ======      ======      =====

     Net income (loss per
      common share (Basic):
      Before extraordinary item    $   1.03     $  0.44         $ (0.18)       $  (0.25)      $  (0.20)      $0.05    $  0.23
      Extraordinary item              (0.14)         --           (0.16)          (0.16)         (0.16)         --      (0.02)
                                   --------      ------         -------         -------       --------      ------    -------
      Total                        $   0.89      $ 0.44        ($  0.34)       ($  0.41)     ($   0.36)     $ 0.05    $  0.21
                                   ========      ======         =======         =======       ========      ======    =======
     Weighted average
      common  shares outstanding     17,223      11,466          10,219          10,223         10,475      10,445     10,401

     Net income (loss) per
      common share assuming dilution:
      Before extraordinary item    $   0.98      $ 0.42         $ (0.18)        $ (0.25)      $  (0.20)    $   0.05   $  0.23
      Extraordinary item              (0.13)         --           (0.16)          (0.16)         (0.16)         --      (0.02)
                                   --------      ------         -------         -------       --------      ------    -------
      Total                        $   0.85      $ 0.42        ($  0.34)       ($  0.41)     ($   0.36)   $   0.05    $  0.21
                                   ========      ======         =======         =======       ========      ======    =======
     Weighted average common
      shares outstanding             17,937      12,119          10,219          10,223         10,480      10,433     10,389

     BALANCE SHEET DATA
      (AT END OF PERIOD):
     Cash and temporary
       investments                 $  5,442     $ 2,724         $ 1,818         $ 1,818        $ 1,678    $     18    $    11
     Working capital                 23,242      12,188          (1,601)         (1,601)        (1,965)      6,632      4,830
     Total assets                   259,381     158,175         141,688         141,688        137,974     135,424     93,629
     Long-term debt,
     less current maturities         48,519     100,137          93,284          93,284         92,143      97,452     62,375
     Stockholders'  equity          176,784      42,984          15,969          15,969         16,402      20,067     19,401


        <F1>  The Company adopted a  fiscal year ending on the last  Friday of
        September or the first Friday of October, effective beginning with the nine-month fiscal period ended September 27, 1996 and for all subsequent fiscal periods. For purposes of this Form 10-K, the 1998 and 1997 fiscal years and the 1996 nine-month fiscal period are shown as having ended on September 30.

        <F2>   Plant expansion costs  include incremental direct  and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, are reported as a separate line item in the statement of operations.

        <F3>    Selling  and marketing  expense  includes  incremental product introduction costs, including payment of product placement or "slotting" fees, related to the Company's launch of its Pasta LaBella flavored pasta products into the U.S. retail grocery market. The Company did not incur such product introduction costs prior to the calendar year ended December 31, 1996. There were no such costs during the fiscal year ended September 30, 1998. Product introduction costs were incurred as follows: $2.9 million for the fiscal year ended September 30, 1997, $8.1 million for the nine-month and twelve-month periods ended September 30, 1996, and $9.6 million in calendar year ended December 31, 1996.

        <F4>  Represents losses due to early extinguishment of long-term debt, net of income tax.


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        Introduction and Certain Cautionary Statements
        ----------------------------------------------

             Management's discussion and analysis of the Company's financial condition and results of its operations focuses on and is intended to clarify the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited financial statements (including the notes thereto and the independent auditor's opinion thereon), the description of the Company's business, all as set forth in this Annual Report, as well as the risk factors discussed in the Company's Current Report on Form 8-K dated October 29, 1997 (the "Risk Factors"), which has been incorporated by reference into this Annual Report as if it is fully set forth herein.

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

             The Company changed its fiscal year end from December 31 to the last Friday of September or the first Friday of October. This change resulted in a nine-month fiscal year for 1996 and a 53-week year for fiscal 1997, a 52-week year for fiscal 1998, and a 52 or 53-week year for all subsequent fiscal years. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Form 10-K, the 1996 fiscal year is described as the nine-month fiscal period ended September 30, 1996. The statement of operations data of the Company for the unaudited nine-month period ended September 30, 1995 and the unaudited twelve-month period ended September 30, 1996 and the calendar year ended December 31, 1996 are included herein only for comparison purposes.

             For purposes of management's discussion and analysis of results of operations, fiscal year 1997 is compared to the unaudited twelve month period ended September 30, 1996 and the fiscal year 1996 is compared to the unaudited nine month period ended September 1995. Although the comparative periods are unaudited, the financial statements on which the discussion is based contain all adjustments necessary to fairly present the financial position of the Company and the results of its operations for those periods.

        Recent Events
        -------------

             On December 3, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. The rights are triggered if any person becomes the beneficial owner of 15% or more of the Company's Common Stock. The rights are intended to protect stockholders against, among other things, unsolicited attempts to acquire control of American Italian Pasta Company that do not offer an adequate price to all stockholders or are otherwise not in the best interests of the Company and its stockholders.

        AIPC and Harvest States/Amber Milling Arrangement

             On June 17, 1998, the Company's Board of Directors approved a long-term supply agreement with Amber Milling Company, a division of Harvest States Cooperatives ("Harvest States"), one of the largest agribusiness cooperatives in the United States. Under the agreement, the Company will construct a pasta production facility adjacent to Harvest States' wheat mill in Kenosha, Wisconsin and Harvest States will supply semolina and other raw materials to the planned new plant. The Company estimates that it will invest approximately $35 million in capital expenditures to construct the new plant.

             In addition to the $35 million Kenosha project, the Company's Board of Directors also approved another $40 million to again expand the Columbia, South Carolina and Excelsior Springs, Missouri facilities. The Excelsior Springs investment will expand the Company's product range to include automated production and packaging of lasagna, products which the Company currently purchases externally from other producers. The Columbia investment will include two additional production lines and highly efficient retail packaging systems to support the Company's growth in the Retail market. With the completion of these projects, the Company's production capacities will exceed 800 million pounds annually, making it the largest pasta producer in North America. The Company anticipates completion of these projects in the third quarter of fiscal year ending September 30, 1999.

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


                                                                                         NINE-MONTH
                                     FISCAL YEAR       FISCAL YEAR     TWELVE MONTH     FISCAL PERIOD       CALENDAR
                                        ENDED             ENDED         PERIOD ENDED        ENDED          YEAR ENDED
                                    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     DECEMBER 31,
                                        1998              1997             1996             1996              1996
                                        ----              ----             ----             ----              ----

     Revenues:
       Retail                           71.0%             56.7%            59.5%            60.7%             59.6%
      Institutional                     29.0              43.3             40.5             39.3              40.4
                                       -----             -----            -----            -----             -----
     Total Revenues                    100.0%            100.0%           100.0%           100.0%            100.0%
                                       -----             -----            -----            -----             -----
     Cost of goods sold                 74.0              72.4             75.3             74.5              73.7
                                       -----             -----            -----            -----             -----
     Gross profit before plant
      expansion costs                   26.0              27.6             24.7             25.5              26.3

      Plant expansion costs              0.8                --               --               --                --
                                       -----             -----            -----            -----             -----
     Gross profit                       25.2              27.6             24.7             25.5              26.3
     Selling and marketing expense,
      including product
      introduction costs                 6.9              10.6             15.2             18.2              17.5
     General and administrative
      expense                            2.6               2.9              3.0              3.0               2.9
                                       -----             -----            -----            -----              ----
     Operating profit                   15.7              14.1              6.5              4.2               5.9
     Interest expense, net               0.8               7.8              8.9              8.7               8.7
     Income tax expense (benefit)        5.6               2.4             (0.9)            (1.7)             (1.1)
     Extraordinary loss, net of
      income tax                         1.2                --              1.4              1.8               1.4
                                       -----             -----            -----            -----             -----
     Net income (loss)                   8.1%              3.9%            (2.9)%           (4.6)%            (3.1)%
                                       =====             =====            =====            =====              =====


        FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

             REVENUES. Revenues increased $60.2 million, or 46.7%, to $189.4 million for the fiscal year ended September 30, 1998, from $129.1 million for the fiscal year ended September 30, 1997. The revenue increase for the fiscal year ended September 30, 1998 was primarily due to increases in unit volume including the initiation of sales of Mueller's brand pasta to Bestfoods, favorable changes in sales mix and increases in average sales prices related to the pass through of higher durum wheat costs. Management expects increases in revenue in fiscal 1999 primarily as a result of the Company's long-term supply agreement with Bestfoods and growth with existing and new accounts.

             Revenues for the Retail market increased $61.2 million, or 83.6%, to $134.5 million for the fiscal year ended September 30, 1998, from $73.3 million for the fiscal year ended September 30, 1997. The increase primarily reflects the initiation of sales of Mueller's brand pasta to Bestfoods and gains in private label volumes which are offset by lower sales volumes of Pasta LaBella flavored pasta.

             Revenues for the Institutional market decreased $1.0 million, or 1.8%, to $54.9 million for the fiscal year ended September 30, 1998, from $55.9 million for the fiscal year ended September 30, 1997. This decrease was primarily a result of reductions in opportunistic contract volumes versus the prior period due to high capacity utilization in the current period to support the Retail market volume gains. Non-contract Institutional market unit volumes and revenues were generally consistent between periods.

             GROSS PROFIT. Gross Profit increased $12.0 million, or 33.6%, to $47.7 million for the fiscal year ended September 30, 1998, from $35.7 million for the fiscal year ended September 30, 1997. Gross profits increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues decreased to 25.2% for the fiscal year ended September 30, 1998 from 27.6% for the fiscal year ended September 30, 1997. The decrease in gross profit as a percentage of revenues relates to the relatively lower gross margin earned on Bestfoods volumes, lower sales volumes of the relatively higher margin Pasta LaBella flavored pasta and plant expansion costs. Management expects increases in gross profit in 1999 as a result of volume and related revenue increases. However, management expects gross profit as a percentage of revenues to decrease in fiscal 1999 versus fiscal 1998 based on anticipated higher Bestfoods volumes and related revenue share.

             SELLING AND MARKETING EXPENSE. Selling and marketing expense decreased $0.7 million, or 5.0%, to $13.0 million for the fiscal year ended September 30, 1998, from $13.7 million reported for the fiscal year ended September 30, 1997. Selling and marketing expense as a percentage of revenues decreased to 6.9% for the fiscal year ended September 30, 1998, from 10.6% for the comparable prior period. The decreases are primarily due to product introduction costs, as the Company incurred no product introduction costs for the fiscal year ended September 30, 1998, compared to $2.9 million of such costs for the fiscal year ended September 30, 1997. The decrease in product introduction costs was partially offset by increases in other selling and marketing expenses which are required to support the increases in private label revenues.

             GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.2 million, or 31.4%, to $4.9 million for the fiscal year ended September 30, 1998, from $3.8 million reported for the comparable period last year, but decreased as a percentage of revenues from 2.9% to 2.6%. The increase in general and administrative costs primarily relates to increases in legal and accounting fees, shareholder communication expenses and other incremental costs related to the Company's first year as a public company.

             OPERATING PROFIT. Operating profit for the fiscal year ended September 30, 1998, was $29.7 million, an increase of 63.0% over the $18.2 million reported for the fiscal year ended September 30, 1997. Operating profit increased as a percentage of revenues to 15.7% for the fiscal year ended September 30, 1998, from 14.1% for the fiscal year ended September 30, 1997.

             INTEREST EXPENSE. Interest expense for the fiscal year ended September 30, 1998, was $1.5 million, decreasing 84.8% from the $10.1 million reported for the fiscal year ended September 30, 1997. The decrease was primarily the result of reduced borrowings under the Company's credit facility as a result of the reduction of the Company's outstanding debt with the net proceeds realized from the Company's fiscal 1998 initial and secondary public offerings of common stock. In addition, the Company is incurring lower effective interest rates as a result of the Company's October 1997 credit facility restructuring.

             INCOME TAX. Income tax for the fiscal year ended September 30, 1998, was $10.6 million, increasing $7.5 million from the $3.1 million reported for the fiscal year ended September 30, 1997, and reflects an effective income tax rate of approximately 38%.

             EXTRAORDINARY ITEM. During the fiscal year ended September 30, 1998, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the October 1997 extinguishment and restructuring of the Company's principal bank credit agreement. There was no such item in the 1997 period.

             NET INCOME. Net income for the fiscal year ended September 30, 1998, was $15.3 million, increasing from the $5.1 million reported for the fiscal year ended September 30, 1997. Net income per common share-assuming dilution was $0.85 in fiscal 1998 compared to $0.42 per share for the fiscal year ended September 30, 1997.

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

             Revenues for the Retail market increased $1.2 million, or 1.7%, to $73.3 million for the fiscal year ended September 30, 1997, from $72.1 million for the twelve-month period ended September 30, 1996. The increase reflects gains in private label volumes and lower retail sales volumes of Pasta LaBella flavored pasta as the prior period included introductory "pipeline" full shipments.

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

             GROSS PROFIT. Gross Profit increased $5.8 million, or 19.2%, to $35.7 million for the fiscal year ended September 30, 1997, from $29.9 million for the twelve-month period ended September 30, 1996. Gross profit as a percentage of revenues increased to 27.6% for the fiscal year ended September 30, 1997 from 24.7% for the twelve-month period ended September 30, 1996. These increases were the result of increases in revenues and lower product costs due to improved plant efficiencies and capacity utilization.

             SELLING AND MARKETING EXPENSE. Selling and marketing expense decreased $4.8 million, or 25.9%, to $13.7 million for the fiscal year ended September 30, 1997, from $18.4 million reported for the twelve-month period ended September 30, 1996. Selling and marketing expense as a percentage of revenues decreased to 10.6% for the fiscal year ended September 30, 1997, from 15.2% for the comparable prior period. The decrease was primarily due to lower product introduction costs incurred in the Company's retail introduction of Pasta LaBella flavored pasta. The Company incurred $2.9 million of product introduction costs for the fiscal year ended September 30, 1997, as compared to $8.1 million for the twelve-month period ended September 30, 1996. The decrease in product introduction costs was due to a reduction in introduction activities as the Company completed its retail launch. The decrease in product introduction costs was partially offset by increases in other selling and marketing expenses which supported incremental private label and branded revenues.

             GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $.1 million, or 2%, to $3.8 million for the fiscal year ended September 30, 1997, from $3.7 million reported for the comparable period last year, but decreased as a percentage of revenues from 3% to 2.9%.

             OPERATING PROFIT. Operating profit for the fiscal year ended September 30, 1997, was $18.2 million, an increase of 134.3% over the $7.8 million reported for the twelve-month period ended September 30, 1996. Excluding product introduction costs, operating profit increased $5.2 million, or 32.7%, to $21.1 million for the fiscal year ended September 30, 1997, from $15.9 million reported for the twelve-month period ended September 30, 1996, and increased as a percentage of revenues to 16.3% for the fiscal year ended September 30, 1997, from 13.1% for the twelve-month period ended September 30, 1996.

             INTEREST EXPENSE. Interest expense for the fiscal year ended September 30, 1997, was $10.1 million, decreasing 6.0% from the $10.8 million reported for the twelve-month period ended September 30, 1996. The decrease was primarily the result of reduced borrowings under the Company's term and revolving credit facilities resulting from the $22.3 million in proceeds realized from the April 1997 private equity financing.

             INCOME TAX. Income tax for the fiscal year ended September 30, 1997, was $3.1 million, increasing $4.2 million from the $(1.1) million reported for the twelve-month period ended September 30, 1996, and reflects an effective income tax rate of approximately 38%.

             EXTRAORDINARY ITEM. During the twelve-month period ended September 30, 1996, the Company incurred a $1.6 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with a partial extinguishment and restructuring of the Company's principal bank credit agreement. There was no such item for the fiscal year ended September 30, 1997.

             NET INCOME. Net income for the fiscal year ended September 30, 1997, was $5.1 million, increasing from the $(3.5) million reported for the twelve-month period ended September 30, 1996. Diluted net income per common share was $0.42 in fiscal 1997 compared to a loss of $0.34 per share for the twelve-month period ended September 30, 1996.

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

             GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.8 million, or 40.0%, to $2.8 million for the nine-month fiscal period ended September 30, 1996, from $2.0 million for the nine-month period ended September 30, 1995, but decreased as a percentage of revenues from 3.2% for the nine-month period ended September 30, 1995 to 3.0% for the nine-month fiscal period ended September 30, 1996. The increase in general and administrative expense was primarily due to increases in Management Information Systems (MIS) expenses and communication costs incurred to support sales growth and the commencement of operations in South Carolina.

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

             INCOME TAX. Income tax decreased to $(1.6) million for the nine-month fiscal period ended September 30, 1996, from $(0.1) million for the nine-month period ended September 30, 1995 and reflected an effective income tax rate of approximately 38%.

             EXTRAORDINARY ITEM. During the nine-month fiscal period ended September 30, 1996, the Company incurred a $1.6 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with a partial extinguishment and restructuring of the Company's principal bank credit agreement. There was no such item for the nine-month period ended September_30, 1995.

             NET LOSS. Net loss increased $4.0 million to $4.2 million for the nine-month fiscal period ended September 30, 1996, from $0.2 million for the nine-month period ended September 30, 1995.

        Liquidity and Capital Resources
        -------------------------------

             The Company's primary sources of liquidity are cash provided by operations and borrowings under its existing credit facility. The Company also generated liquidity through the sale of equity in 1998, which proceeds were used to reduce debt and to finance capital expansions. Cash and temporary investments totaled $5.4 million and net working capital totaled $23.2 million at September 30, 1998. At September 30, 1997, cash and temporary investments totaled $2.7 million and working capital totaled $12.2 million. The $11.0 million increase in working capital was financed with the existing credit facility and the increases in the Company's operating results.

             The Company's net cash provided by (used in) operating activities totaled $28.4 million for the fiscal year ended September 30, 1998 compared to $23.1 million for the fiscal year ended September 30, 1997 and $(7.5) million for the nine-month period ended September 30, 1996. The increases during these periods are primarily a result of increases in net income, and non-cash charges which were offset by volume related increases in net working capital investment.

             Cash flow used in investing activities principally relates to the Company's investments in manufacturing, distribution, milling and MIS assets. Capital expenditures were $84.8 million for the fiscal year ended September 30, 1998, $28.4 million for the year ended September 30, 1997 and $3.0 million for the nine-month period ended September 30, 1996, respectively. The increase in spending for the fiscal year ending September 30, 1998 was planned and is a result of the Company's previously referenced $86.0 million capital expansion program.

             Net cash provided by financing activities was $59.0 million for the fiscal year ended September 30, 1998 compared to $6.3 million for the fiscal year ended September 30, 1997. The $59.0 million is primarily a result of (1) $114.5 million in net proceeds from the fiscal 1998 Initial and Secondary Public Equity Offerings, which were substantially used for repayment of short-term and long-term borrowings (2) $60.8 million proceeds from issuance of debt (net of $.3 million deferred debt issuance costs) partially offset by the $117.1 million principal payments on debt and capital lease obligations. Net cash provided by financing activities was $6.3 million for the year ended September 30, 1997, as a result of net borrowings required to fund the Company's operations and working capital.

             At September 30, 1998, the three-month LIBOR rate was 5.3%, and the Company's aggregate, weighted average bank debt borrowing rate was 7.9%.

             The Credit Agreement contains restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and the Company's ability to enter into certain contractual arrangements. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial covenants contained in the Credit Agreement.

             The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness under the Credit Agreement and working capital requirements.

             The Company has committed to spend $39 million on raw material purchases for fiscal year 1999 and has approximately $60 million remaining on the $75 million capital expenditure program which it initiated in 1998, a program which the Company anticipates will be fully funded by the fourth quarter of fiscal year 1999. The Company expects to fund these commitments from operations and borrowings under the current revolving credit facility. The current credit facility has scheduled reductions in the amount of the commitment beginning at the end of fiscal year 1999. At this time, the expected borrowings outstanding under the current credit facility (assuming the full $60 million remaining capital expenditure commitment is funded under the facility) do not exceed the facility's minimum commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced.

             Management believes that net cash provided by operating activities and net cash provided by financing activities will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.

        Year 2000
        ---------
             Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be year 2000 compliant. This issue may adversely affect the operations and financial performance of the Company because its computer systems are an integral part of the Company's manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

             The Company has completed its assessment of its computer hardware and software systems and has recently begun upgrading those systems that were identified as not being year 2000 compliant. The existing systems are being upgraded either through modification or replacement. The Company expects to complete testing of the systems upgrades by the end of its first fiscal 1999 quarter and to convert all critical systems to year 2000 compliant status during the second fiscal 1999 quarter. The Company has alternate plans in the event that critical system upgrading is not completed on time, which include short term, less-efficient programming modifications or manual operations. The Company believes these options are sufficient to meet the Company's internal needs.

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

             The Company incurred approximately $330,000 in the fiscal year of 1998 and expects to incur approximately $250,000 in the fiscal year of 1999 to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance are being expensed as incurred, other than acquisitions of new software or hardware, which are capitalized.

        Other Matters
        -------------
             None.

        Effect of Inflation
        -------------------

             During the last three fiscal periods, inflation has not had a material effect on the Company. The Company has experienced increases in its cost of borrowing and raw materials, though generally not related to inflation. In general, the Company has increased the majority of customer sales prices to recover significant raw material cost increases. However, these changes in prices have historically lagged price increases in the Company's raw material costs.


        ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             The  Company's   exposure  to  market   risk  through   financial
        instruments such as long-term debt is not material.

        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            AMERICAN ITALIAN PASTA COMPANY

                        INDEX TO AUDITED FINANCIAL STATEMENTS

                                                                 PAGE

        Report of Independent Auditors                            30

        Balance Sheets at September 30, 1998 and 1997             31

        Statements of Operations for the years ended
          September 30, 1998 and 1997 and the fiscal
          nine-months ended September 30, 1996                    32

        Statements of Stockholders' Equity for the years
        ended September 30, 1998 and 1997 and the fiscal
        nine-months ended September 30, 1996                      33

        Statements of Cash Flows for the years ended
          September 30, 1998 and 1997 and the fiscal
          nine-months ended September 30, 1996                    34

        Notes to Financial Statements                             35

                            REPORT OF INDEPENDENT AUDITORS

        The Board of Directors
        American Italian Pasta Company

             We have audited the accompanying balance sheets of American Italian Pasta Company (the Company) as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1997 and the nine-month fiscal period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Italian Pasta Company at September 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997 and the nine-month fiscal period ended September 30, 1996 in conformity with generally accepted accounting principles.

                                                /S/ ERNST & YOUNG LLP
                                                _____________________

        Kansas City, Missouri
        October 29, 1998

                            AMERICAN ITALIAN PASTA COMPANY


                                    BALANCE SHEETS


                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                  1998                1997
                                              -------------       -------------
                                                     (IN THOUSANDS)



        ASSETS
        Current assets:
           Cash and temporary investments            $  5,442       $  2,724
           Trade and other receivables                 16,971          9,180
           Prepaid expenses and deposits                1,736          1,028
           Inventory                                   28,051         13,675
           Deferred income taxes (Note 3)                 802            635
                                                     --------       --------
        Total current assets                           53,002         27,242
        Property, plant and equipment:
           Land and improvements                        4,834          4,540
           Buildings                                   60,196         37,491
           Plant and mill equipment                   149,027         84,233
           Furniture, fixtures and equipment            4,731          4,581
                                                     --------       --------
                                                      218,788        130,845
           Accumulated depreciation                   (38,250)       (29,332)
                                                     --------       --------
                                                      180,538        101,513
           Construction in progress                    25,069         23,721
                                                     --------       --------
        Total property, plant and equipment           205,607        125,234
        Deferred income taxes (Note 3)                     --          1,124
        Other assets                                      772          4,575
                                                     --------       --------
        Total assets                                 $259,381       $158,175
                                                     ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
           Accounts payable                          $ 14,030       $  8,644
           Accrued expenses                             7,225          5,447
           Advance customer payments                    5,957             --
           Income tax payable                           1,342            134

           Current maturities of long-term debt
             (Note 2)                                   1,206            829
                                                     --------       --------
        Total current liabilities                      29,760         15,054
        Long-term debt (Note 2)                        48,519        100,137
        Deferred income taxes (Note 3)                  4,318             --
        Commitments and contingencies (Note 4)
        Stockholders' equity: (Notes 6 & 11)
           Preferred stock, $.001 par value:
              Authorized shares - 10,000,000               --             --
           Class A common stock, $.001 par value:
              Authorized shares   75,000,000               18             11
           Class B common stock, $.001 par value:
              Authorized shares   25,000,000               --             --
           Additional paid-in capital                 173,642         55,324
           Treasury stock                                 (13)            --
           Notes receivable from officers                (124)          (298)
           Retained earnings (accumulated deficit)      3,261        (12,053)
                                                     --------       --------
        Total stockholders' equity                    176,784         42,984
                                                     --------       --------
        Total liabilities and stockholders' equity   $259,381       $158,175
                                                     ========       ========


                   See accompanying notes to financial statements.

                                        AMERICAN ITALIAN PASTA COMPANY

                                           STATEMENTS OF OPERATIONS



                                                                                TWELVE MONTHS      NINE MONTHS
                                             YEAR ENDED        YEAR ENDED          ENDED              ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                 1998              1997             1996              1996
                                                 ----              ----             ----              ----
                                                                                (Unaudited)

                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        Revenues (Note 5)                      $189,390         $129,143         $121,149            $ 92,074
        Cost of goods sold                      140,110           93,467           91,230              68,555
        Plant expansion costs (Note 8)            1,606               --               --                  --
                                               --------         --------         --------            --------
        Gross profit                             47,674           35,676           29,919              23,519
        Selling and marketing expense,
          including product introduction
          costs (Note 10)                       12,984            13,664           18,445              16,798

         General and administrative expense      4,948             3,766            3,686               2,805
                                              --------          --------         --------            --------
        Operating profit                        29,742            18,246            7,788               3,916
        Interest expense, net                    1,539            10,119           10,770               8,023
                                              --------          --------         --------            --------
Income (loss) before income tax
    expense (benefit) and
    extraordinary item                          28,203             8,127           (2,982)             (4,107)
Income tax expense (benefit) (Note 3)           10,557             3,070           (1,139)             (1,556)
                                                -------          -------         --------            --------
Income (loss) before extraordinary item         17,646             5,057           (1,843)             (2,551)
Extraordinary item:
  Loss due to early extinguishment
  of long-term debt, net of
  income taxes (Note 2)                         (2,332)               --           (1,647)             (1,647)
                                              --------          --------         --------            --------
Net income (loss)                             $ 15,314          $  5,057         $ (3,490)        $    (4,198)
                                              ========          ========         ========            ========

Net income (loss) per common share:
Before extraordinary item                     $   1.03          $   0.44         $  (0.18)        $     (0.25)
Extraordinary item                               (0.14)               --            (0.16)              (0.16)
                                              --------          --------         --------           ---------
Total                                         $   0.89          $   0.44         $  (0.34)        $     (0.41)
                                              ========          ========         ========            ========
Weighted-average common shares outstanding      17,223            11,466           10,219              10,223
                                              ========          ========         ========            ========
Net income (loss) per common
  share assuming dilution:
Before extraordinary item                     $   0.98          $   0.42        $   (0.18)        $     (0.25)
Extraordinary item                               (0.13)               --            (0.16)              (0.16)
                                              --------          --------         --------            --------
Total                                         $   0.85          $   0.42         $  (0.34)        $     (0.41)
                                              ========          ========         ========             =======
Weighted-average common shares outstanding      17,937            12,119           10,219              10,223
                                               ========         ========         ========            ========

                                See accompanying notes to financial statements.


                                        AMERICAN ITALIAN PASTA COMPANY

                                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  RETAINED
                                 CLASS A     CLASS A    ADDITIONAL                 NOTES          EARNINGS        TOTAL
                                 COMMON      COMMON      PAID-IN      TREASURY   RECEIVABLE     (ACCUMULATED   STOCKHOLDERS
                                 SHARES      STOCK       CAPITAL       STOCK    FROM OFFICERS     DEFICIT)        EQUITY
                                 -------     -------    ----------   ---------  -------------   ------------   ------------

                                                             (IN THOUSANDS, EXCEPT SHARE DATA)

     Balance at December 31,
     1995                      8,240,000        $8        $32,971       $--           $--        $(12,912)        $20,067
        Issuance of 20,328
        shares of  Class A
        Common stock              20,328        --            100        --            --              --             100

        Net loss                     --         --             --        --            --          (4,198)         (4,198)
                               ---------     -----       --------      ----        ------      ----------        --------
     Balance at September 30,
     1996                      8,260,328        $8        $33,071        $--          $--        $(17,110)        $15,969
       Issuance of 3,174,528
         shares of Class A
         Common stock, net of
         issuance costs        3,174,528         3         22,039         --           --               --         22,042
       Notes received from
         officers in
         exchange for stock           --        --             --         --         (298)              --           (298)
       Issuance of 31,200
         shares of Class A
         Common stock to
         employee benefit plan    31,200        --            214         --           --               --            214
       Net income                     --        --             --         --           --            5,057          5,057
                               ---------     -----        -------      -----       ------        ---------       --------
     Balance at September 30,
     1997                     11,466,056       $11        $55,324        $--       $ (298)       $ (12,053)       $42,984
       Issuance of 5,310,000
         shares of Class A
         Common stock, net of
         issuance costs        5,310,000         5         86,684         --           --               --         86,689
       Issuance of 1,000,000
         shares of Class A
         Common stock, net of
         issuance costs        1,000,000         1         27,844         --           --               --         27,845
       Paydown of notes
         receivable from
         officers                     --        --             --         --          174               --            174
       Issuance of shares of
         Class A Common stock
         to option holders &
         other issuanc  es       310,554         1          3,790         --           --               --          3,791
        Purchase of treasury
          stock                       --        --             --        (13)          --               --            (13)
         Net income                   --        --             --         --           --           15,314         15,314
                              ----------     -----       --------      -----       ------         --------       --------
     Balance at September 30,
     1998                     18,086,610       $18       $173,642       $(13)      $ (124)          $3,261       $176,784
                              ==========     =====       ========      ======      =======        ========       ========

                            See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                               STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS
                                                   YEAR ENDED       YEAR ENDED          ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     1998              1997             1996
                                                     ----              ----             ----
                                                                  (IN THOUSANDS)

     Operating activities:
     Net income (loss                             $ 15,314         $ 5,057           $ (4,198)
     Adjustments to rconcile net income
       (loss) to net cash provided by (used in)
        operations:
        Depreciation and amortization                9,576           7,828              5,434
        Deferred income tax expense
          (benefit)                                  5,275           2,989             (1,556)
        Extraordinary loss due to early
          extinguishment of long-term debt           2,332              --              1,647
        Changes in operating assets and
          liabilities:
            Trade and other receivables             (7,790)          3,347             (1,785)
            Prepaid expenses and deposits             (710)            464               (952)
            Inventory                              (14,376)          1,086             (1,830)
            Accounts payable and
              accrued expenses                       7,708           2,658             (3,961)
            Advance customer payments                5,957              --                 --
            Income tax payable                       5,432             134                 --
            Other                                     (290)           (492)              (276)
                                                 ---------         -------           --------
     Net cash provided by (used in) operating       28,428          23,071             (7,477)
       activities
     Investing activities:
     Additions to property, plant and equipment    (84,757)        (28,428)            (3,041)
                                                  --------         -------           --------
     Net cash used in investing activities         (84,757)        (28,428)            (3,041)
     Financing activities:
     Additions to deferred debt issuance costs        (325)         (2,115)            (2,083)
     Proceeds from issuance of debt                 60,763          11,730             86,470
     Net borrowings under revolving line of
       credit facility                                  --          (5,500)            13,500
     Principal payments on debt and
       capital lease obligations                  (117,083)        (19,810)           (85,669)
     Proceeds from issuance of common
       stock, net of issuance costs                115,692          21,958                100
                                                  --------         -------           --------
     Net cash provided by financing activities      59,047           6,263             12,318
                                                  --------         -------           --------
     Net increase in cash and temporary
       investments                                   2,718             906              1,800
     Cash and temporary investments at
       beginning of period                           2,724           1,818                 18
                                                  --------         -------           --------
     Cash and temporary investments at
       end of period                              $  5,442         $ 2,724           $  1,818
                                                  ========         =======           ========

               See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1998

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

          American Italian Pasta Company (the Company) is a Delaware Corporation which began operations in 1988. The Company is the second largest producer and marketer of pasta products in the United States and has manufacturing and distribution facilities located in Excelsior Springs, Missouri and Columbia, South Carolina.

     CHANGE IN FISCAL YEAR

          Effective for its 1996 fiscal year, the Company changed its fiscal year end from December 31 to the last Friday of September or the first Friday of October. This change resulted in a nine-month fiscal period for 1996, a 53-week year for fiscal 1997, and a 52 or 53-week year for all subsequent fiscal years. The Company's other fiscal quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter. For purposes of the financial statements and notes thereto, the 1998 fiscal year is described as having ended on September 30, 1998.

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

     RISKS AND UNCERTAINTIES

          The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require collateral security when trade credit is granted to customers. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The allowance for doubtful accounts at September_30, 1998 and 1997 was $111,000 and $196,000,
     respectively. At September_30, 1998 and 1997, approximately 49% and 37%, respectively, of accounts receivable were due from three and two customers, respectively.

          Pasta is made from semolina milled from durum wheat, a class of hard amber wheat grown in certain parts of the world and purchased by the Company from United States and Canadian sources. The Company mills the wheat into semolina at both the Excelsior Springs and Columbia plants. Durum wheat is a narrowly traded, cash only commodity crop. The Company attempts to minimize the effect of durum wheat cost fluctuations through forward purchase contracts and raw material cost-based pricing agreements with many of its customers. The Company's commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on profitability, but also may temporarily affect the timing of the Company's ability to benefit from possible durum wheat cost decreases for such contracted quantities.

     FINANCIAL INSTRUMENTS

          The carrying value of the Company's financial instruments, including cash and temporary investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying balance sheets at September 30, 1998 and 1997, approximates fair value.

     INTEREST RATE SWAP AGREEMENT

          The estimated fair value of the interest rate swap agreement of $<248,769> is the amount the Company would be required to pay to terminate the swap agreement at September 30, 1998. The Company uses an interest rate swap agreement as part of its interest rate risk management program. Net interest paid or received related to this agreement is recorded using the accrual method and is recorded as an adjuster to interest expense. The Company had an interest rate swap agreement with a notional amount of $20 million outstanding at September 30, 1998. There were no deferred gains or losses related to any terminated interest rate swap agreements at September 30, 1998. The Company was not a party to an interest rate swap agreement at September 30, 1997.

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

     INVENTORIES

          Inventories are stated using product specific standard costs which approximate the lower of cost or market determined on a first-in, first-out
     (FIFO) basis.  Inventories consist of the following:

                                 SEPTEMBER 30,           SEPTEMBER 30,
                                     1998                    1997
                              ------------------  ------------------
                                        (IN THOUSANDS)

     Finished goods                     $20,054             $ 9,310
     Raw materials, packaging
      materials and work-in-process       7,997               4,365
                                        -------             -------
                                        $28,051             $13,675
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

          The Company capitalizes interest costs associated with the construction and installation of plant and equipment. During the years ended September 30, 1998 and 1997, approximately $2,032,000 and $488,000, respectively, of interest cost was capitalized. There was no interest cost capitalized in fiscal 1996.

     OTHER ASSETS

          Other assets consist of the following:

                                      SEPTEMBER 30,     SEPTEMBER 30,
                                          1998               1997
                                     -------------    -------------
                                            (IN THOUSANDS)


     Debt issuance costs (Note 2)       $     --         $  4,258
     Package design costs                  2,571            1,598
     Other                                 1,019            1,702
                                        --------         --------
                                           3,590            7,558
     Accumulated amortization             (2,818)          (2,983)
                                        --------         --------
                                        $    772         $  4,575
                                        ========         ========

          Debt issuance costs relate to expenditures incurred in connection with obtaining long-term debt. These costs are being amortized over the life of the related debt using the effective interest rate method. There were no debt issuance costs at September 30, 1998. (See Note 2). Debt issuance costs, net of accumulated amortization, were $3,436,000 at September 30, 1997.

          Package design costs relate to certain incremental third party costs to design artwork and produce die plates and negatives necessary to manufacture and print packaging materials according to the Company's and customer's specification. These costs are amortized ratably over a two to five year period. In the event that product packaging is discontinued prior to the end of the amortization period, the respective package design costs are written off. Package design costs, net of accumulated amortization, were $714,000 and $378,000 at September 30, 1998 and 1997, respectively.

     INCOME TAXES

          The Company accounts for income taxes in accordance with the method prescribed by Statement of Financial Accounting Standards (SFAS) No._109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     STOCK OPTIONS

          The Company has elected to follow Accounting  Principles Board Opinion
     (APB)  No. 25,  "Accounting for  Stock  Issued to  Employees," and  related
     Interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     NET INCOME (LOSS) PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." This new standard simplifies the EPS calculation and makes the U.S. standard for computing EPS more consistent with international accounting standards. The Company adopted SFAS 128 in its first quarter of fiscal 1998, December 31, 1997. EPS for prior years has been restated to comply with SFAS 128.

          Under SFAS 128, primary EPS was replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average common shares outstanding.
     Previously,  primary  EPS  was  based  on  the  weighted  average  of  both outstanding and issuable shares assuming all dilutive options had been exercised. Under SFAS 128, fully diluted EPS has not changed significantly, but has been renamed diluted EPS. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

          Dilutive securities, consisting of options (see NOTE 6), included in the calculation of diluted weighted average common shares were 714,000 shares in fiscal 1998, 653,000 shares in fiscal 1997 and no shares in fiscal 1996.

          Net income (loss) per common share is calculated using the weighted-average number of common shares and, in the case of diluted net income
     (loss)  per  share,  common  equivalent  shares,  to  the  extent dilutive, outstanding during the periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No._83, stock issued and common stock options granted by the Company during the 12 months preceding the October 1997 filing date for its initial public offering have been included in the calculation of weighted-average common and common equivalent shares outstanding, using the treasury stock method based on the initial public offering price of $18 per share, as if the stock and options were outstanding for all periods presented.

     2.   LONG-TERM DEBT

          On  October 17,  1997, the  Company refinanced  certain of  its credit
     facilities.    The  principal  maturity  terms  of  the  new  $150  million unsecured, long-term revolving credit facility are as follows:


                                                           SCHEDULED COMMITMENT
                                         AMOUNT                  REDUCTION
                                         ------                  ---------
                                     (IN THOUSANDS)

     Scheduled Commitment Reduction     $ 10,000           September 30, 1999
     Scheduled Commitment Reduction       15,000           September 30, 2000
     Scheduled Commitment Reduction       25,000           September 30, 2001
     Final Maturity                      100,000           September 30, 2002
                                        --------
                                        $150,000
                                        ========

          Interest is to be charged at either the base rate (higher of prime or of 1% in excess of the federal funds effective rate) or LIBOR plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, a commitment fee is to be charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest plus the commitment fee is classified as interest expense.

          In conjunction with the October 1997 refinancing, the unamortized balance of debt issuance costs of $3.8 million which were related to the previous credit facility, net of related tax benefits of $1.5 million, were written off as an extraordinary loss on debt extinguishment as required by generally accepted accounting principles.

          In February 1996, the Company also refinanced certain of its credit facilities. The unamortized balance of debt issuance costs of $2.6 million which related to the previous debt, net of related tax benefits of $1 million, were written off as an extraordinary loss on debt extinguishment as required by generally accepted accounting principles.

          Long-term debt consists of the following:

                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                   1998               1997
                                                   ----               ----
                                                       (IN THOUSANDS)

     Term loans under Credit Facility          $ 38,000             $ 93,938

     Capital lease, 12-year term with three,
       five-year renewal options, at an
       imputed interest rate of 10.3%             4,912                   --
     Capital lease, 15-year term with three,
       five-year renewal options, at an
       imputed interest rate of 12.5%             3,363                3,482
     Capital lease, eight-year term at
       an imputed interest rate of 8.5            1,832                2,054
     Other                                        1,618                1,492
                                               --------            ---------
                                                 49,725              100,966
     Less current portion                         1,206                  829
                                               --------             --------
                                               $ 48,519             $100,137
                                               ========             ========

          The Company's weighted average interest rates for the year ended September 30, 1998, relating to the new credit facility, the year ended September 30, 1997 and the nine-month fiscal period ended September 30, 1996, both of which related to the old credit facility, are as follows:

                                                 1998      1997     1996
                                                 ----      ----     ----

     Weighted-average interest rate              8.6%      8.5%     8.4%

     Annual maturities of long-term debt and capital lease obligations for each of the next five years ended September_30, including the principal amortization provisions of the new credit agreement, are as follows:

                                         LONG-TERM    CAPITAL LEASES
     YEAR                                   DEBT        AND OTHER      TOTAL
     ----                                   ----        ---------      -----
                                                     (IN THOUSANDS)

     1999                                $    --       $ 2,314
     2000                                     --         2,044
     2001                                     --         1,811
     2002                                 38,000         1,790
     2003                                     --         2,182
     Thereafter                               --         8,684
                                         -------       -------
                                          38,000        18,825      $ 56,825
     Less imputed interest                    --         7,100         7,100
                                         -------       -------      --------
     Present value of net minimum
       payments                           38,000        11,725        49,725
     Less current portion                     --         1,206         1,206
                                         -------       -------      --------
     Long-term obligations               $38,000       $10,519     $  48,519
                                         =======       =======      ========

          The new revolving credit facility contains various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, and the Company's ability to enter into certain contractual arrangements. The Company was in compliance with the restrictive covenants as of September 30, 1998. The facility is unsecured.

          The Company leases certain assets under capital lease agreements. At September 30, 1998 and 1997, the cost of these assets was $13,094,000 and $7,949,000, respectively, and related accumulated amortization was $1,357,000 and $687,000, respectively.

     3.  INCOME TAXES

          At September 30, 1998, the Company has net operating loss carry-forwards for federal income tax purposes that expire as follows:

                     2010                               $ 4,192
                     2011                                12,584
                     2012                                 3,063
                                                        -------
                                                        $19,839
                                                        =======

     The Company also had state income enterprise zone credits of approximately $1_million that expired in 1997. These credits were fully reserved through a valuation allowance as they were not expected to be realized.

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

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                  1998                 1997
                                                  ----                 ----
                                                       (IN THOUSANDS)
     Deferred tax assets:
     Net operating loss carry-forward           $ 7,539              $10,183
     State enterprise zone credits                   --                1,031
     AMT credit carry-forward                     1,976                  676
     Other                                          690                  732
                                                -------              -------
     Total deferred tax assets                   10,205               12,622
     Deferred tax liabilities:
     Book basis of tangible assets
       greater than tax                          13,285                9,404
     Other                                          436                  428
                                                -------              -------
     Total deferred tax liabilities              13,721                9,832
                                                -------              -------
     Net deferred tax assets (liabilities)
        before allowance                         (3,516)               2,790
     Valuation allowance for deferred
       tax assets                                    --               (1,031)
                                                -------              -------
     Net deferred tax assets (liabilities)      $(3,516)             $ 1,759
                                                =======              =======

     Significant components of the provision for income taxes are as follows:

                                                                  NINE MONTHS
                                     YEAR ENDED      YEAR ENDED       ENDED
                                   SEPTEMBER 30,    SEPTEMBER 30, SEPTEMBER 30,
                                       1998             1997          1996
                                       ----             ----          ----
                                                    (IN THOUSANDS)

     Current income tax expense        $ 5,282        $    81        $    --
     Deferred tax expense (benefit)      5,275          2,989         (1,556)
                                       -------        -------        -------
     Net income tax expense (benefit)  $10,557        $ 3,070        $(1,556)
                                       =======        =======        =======

          The reconciliation of income tax computed at the U.S._statutory tax rate to income tax expense is as follows:

                                                                    NINE MONTHS
                                    YEAR ENDED      YEAR ENDED         ENDED
                                  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                      1998             1997            1996
                                      ----             ----            ----
                                                   (IN THOUSANDS)
     Income (loss) before
      income taxes                    $28,203         $ 8,127        $(4,107)
     U.S. statutory tax rate             x 35%           x 34%          X 34%
                                      -------         -------        -------
     Federal income tax expense
      (benefit) at U.S.statutory
      rate                              9,871           2,763        (1,396)
     State income tax expense
      (benefit), net of federal
      tax effect                        1,146             325          (165)
     Other, net                          (460)            (18)            5
                                      -------         -------       -------
     Net income tax expense (benefit) $10,557         $ 3,070       $(1,556)
                                      =======         =======       =======

     Income tax expense (benefit) allocated to other items was as follows:

                                                                   NINE MONTHS
                                   YEAR ENDED      YEAR ENDED          ENDED
                                 SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                     1998              1997            1996
                                     ----              ----            ----
                                                   (IN THOUSANDS)

     Extraordinary item            $(1,429)         $    --          $(1,010)

     Stock option arrangements (1   (3,024)              --              --

     (1) This amount has been recorded directly to "Additional Paid-In Capital".

     4.  COMMITMENTS AND CONTINGENCIES

          The Company has committed approximately $40 million to expand significantly its existing manufacturing, milling and distribution facilities. Additionally, the Company has committed approximately $35 million to construct its third manufacturing facility in Kenosha, Wisconsin. The expansion assets are anticipated to be placed in service during fiscal 1999. As of September 30, 1998, cumulative expansion expenditures are $25,069,000, including capitalized interest of $293,000. The remaining expansion costs will be funded from the available bank credit facilities and cash provided by operations.

          The   Company  had   durum   wheat   purchase   commitments   totaling
     approximately $39 million and $15 million at September_30, 1998 and 1997, respectively.

          Under an agreement with its predominant rail carrier, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at September 30, 1998.

     5.  MAJOR CUSTOMERS

          Sales to a certain customer during the years ended September 30, 1998 and 1997 and the fiscal nine months ended September 30, 1996 represented 19%, 27% and 27% of revenues, respectively. Sales to a second customer during the years ended September 30, 1998 and 1997 and the fiscal nine months ended September 30, 1996 represented 15%, 22% and 19% of revenues, respectively. Sales to a third customer during fiscal 1998 were 24% of revenues. There were no sales to this customer in the prior fiscal years.

     6.  STOCK OPTION PLAN

          In October 1992, a stock option plan was established that authorizes the granting of options to purchase up to 1,201,880 shares of the Company's common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. In October 1997, a third stock option plan was established that authorizes the granting of options to purchase up to 2,000,000 shares of the Company's common stock by certain officers and key employees. The stock options expire 10 years from the date of grant and become exercisable over the next three to five years in varying amounts depending on the terms of the individual option agreements.

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996, respectively: risk-free interest rates of 6%, dividend yields of zero, volatility factors of the expected market price of the Company's common stock of .429 for 1998 and none was assumed for the previous years; and a weighted-average expected life of the option of one to five years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             1998               1997
                                             ----               ----
          Pro forma net income             $13,961            $4,923
          Pro forma earnings per share:
             Basic                           $0.81             $0.43
             Diluted                         $0.78             $0.41

          Amounts  for  the  1996  pro  forma net  income  were  not  materially
     different  from  amounts   reported  in  the  accompanying   statements  of
     operations.

          A summary of the Company's stock option activity, and related information is as follows:

                                                          Weighted
                                                          Average
                           Number of     Option Price     Exercise
                            Shares        per Share        Price    Exercisable
                           ---------     ------------     --------  -----------

     Outstanding at
       December 31, 1995   1,012,995     $2.33-$12.23     $  6.79      455,942
        Exercised                 --
        Granted                1,226           $12.23      $12.23
        Canceled/Expired        (613)          $12.23      $12.23
                           ---------
     Outstanding at
       September 30, 1996  1,013,608     $2.33-$12.23    $   6.80      541,471
        Exercised                 --
        Granted              262,052     $7.02-$12.23    $   8.87
        Canceled/Expired     (96,334)    $4.92-$12.23    $  12.09
                           ---------
     Outstanding at
       September 30, 1997  1,179,326     $2.33-$12.23    $   6.83      734,877
        Exercised           (309,187)    $2.33-$12.23    $   3.10
        Granted            1,084,145    $12.23-$30.00    $  18.98
        Canceled/Expired     (31,979)    $4.92-$18.00    $  15.43
                           ---------
    Outstanding at
      September 30, 1998   1,922,305     $4.92-$30.00    $14.14       626,985
                           =========

          The following table summarizes outstanding and exercisable options at September 30, 1998:

                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                        -------------------            -------------------
     EXERCISE        NUMBER     WEIGHTED AVERAGE    NUMBER     WEIGHTED AVERAGE
     PRICE         OUTSTANDING  EXERCISE PRICE    EXERCISABLE  EXERCISE PRICE
     --------      -----------  ----------------   ----------- ----------------
     $4.92            361,024          $4.92        342,949        $4.92
     $7.02            169,244          $7.02        112,829        $7.02
     $12.23           331,071         $12.23        171,207       $12.23
     $18.00           959,327         $18.00             --           --
     $23.25-$27.56     45,889         $27.31             --           --
     $29.38-$30.00     55,750         $29.49             --           --

        7.  EMPLOYEE BENEFIT PLANS

             The  Company  has  a defined  contribution  plan  organized under
        Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company will match 50% of the employee contributions up to a maximum employee contribution of 6% of the employee's salary and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $270,000, $200,000 and $124,000 for the years ended September 30, 1998 and 1997 and the fiscal nine months ended September 30, 1996, respectively.

             The Company sponsors an Employee Stock Purchase Plan (ESPP) which offers all employees the election to purchase AIPC common stock at a price equal to 95% of the market value on the first or last day of the calendar quarter, whichever is less. At September 30, 1998, authorized shares under this plan were 50,000.

        8.  PLANT EXPANSION COSTS

             Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the statement of operations. Plant expansion costs amounted to $1,606,000 for the year ended September 30, 1998.

        9.  SUPPLEMENTAL CASH FLOW INFORMATION


                               YEAR ENDED     YEAR ENDED    NINE MONTHS ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                  1998           1997             1996
                             -------------   -------------  ----------------
                                                     (IN THOUSANDS)
        Supplemental
          disclosure of cash
          flow information:
           Cash paid for
             interest         $  3,670        $  9,899           $ 8,101
                              ========        ========          ========
           Cash paid for
            income taxes      $    226        $     --          $     50
                              ========        ========          ========
           Warehouse acquired
             in exchange for
              capital lease  $   5,079        $     --          $     --
                              ========        ========          ========

        10.  PRODUCT INTRODUCTION COSTS

             During 1996, the Company began distribution of its Pasta LaBella flavored pasta products into the United States' retail grocery trade. Introduction of these products was supported by significant advertising, promotions and other initiatives. The Company's selling and marketing expense includes the following product introduction costs:


                                              YEAR ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                 1997            1996
                                                 ----            ----
                                                    (IN THOUSANDS)

        Introductory advertising                $  137            $3,587
        In-store product demonstrations            307               692
        Direct response advertising amortization   200               166
        Product placement fees paid              1,633             3,113
        Introductory trade incentives               --               268
        Other                                      588               296
                                                 -----             -----
        Total product introduction costs        $2,865            $8,122
                                                ======            ======

             There were no such costs in fiscal 1998.

        11.  NOTES RECEIVABLE FROM OFFICERS

             In April 1997, certain officers of the Company acquired 42,366 shares of common stock. At the same time, the Company loaned these officers $298,000, of which $124,000 remains outstanding at September 30, 1998. The loans which were evidenced by promissory notes are payable in equal installments over three years commencing upon termination of certain transfer restrictions applicable to such shares under the Stockholders' Agreement, not later than December 31, 1998. The notes are collateralized by the pledge of shares of common stock of the Company, may be prepaid in part or in full without notice or penalty and bear interest at the applicable federal rate in effect on the first day of each quarter. These loans are classified as a reduction to stockholders' equity in the accompanying balance sheet at September 30, 1998 and 1997.

        12.  BOARD OF DIRECTORS REMUNERATION POLICY

             The Company provides outside directors with an annual retainer amount in common stock equal to $15,000 per director. The issuance is in lieu of a cash payment and occurs immediately following the annual meeting of the stockholders. These shares are not registered and are restricted for a twelve-month period.

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.


                                       PART III

             AIPC has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. AIPC's definitive proxy statement for the 1998 annual meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after October 2, 1998.

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


        ITEM 11.  EXECUTIVE COMPENSATION.

             The information set  forth in response to Item  402 of Regulation
        S-K under "Management Compensation" in AIPC's Definitive Proxy Statement, (other than The Compensation Committee Report on Executive Compensation and Stock Performance graph) is incorporated by reference in response to this Item 11.

        ITEM 12.  SECURITY  OWNERSHIP   OF  CERTAIN   BENEFICIAL  OWNERS   AND
        MANAGEMENT.

             The information set forth in response to Item 403 of Regulation S-K under the heading "Stock Beneficially Owned by Directors, Nominees and Certain Executive Officers" in AIPC's Definitive Proxy Statement is hereby incorporated by reference in response to this Item 12.

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

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K.

                  (a)  The following items are filed as a part of the report:

                       1. The Company's financial statements prepared in accordance with Regulation S-X, including the statements of operations, cash flow and stockholder's equity for the three fiscal periods September 30, 1998, September 30, 1997 and September 30, 1996 and the balance sheets as of September 30, 1998 and 1997, and related notes and the independent auditor's opinion thereon are included under Item 8 of this Annual Report.

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

                                      AMERICAN ITALIAN PASTA COMPANY

                                      By:  /S/ Timothy S. Webster
                                           ---------------------------------
                                           Timothy S. Webster
                                           President and Chief
                                             Executive Officer

        Date December 16, 1998

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

        /S/ Horst W. Schroeder      Chairman of the       December  16, 1998
        ------------------------    Board of Directors

        /S/ Timothy S. Webster      President, Chief      December 16, 1998
        ------------------------    Executive Officer
                                    and Director
                                    (Principal Executive
                                    Officer)

        /S/ David E. Watson         Executive Vice        December 16, 1998
        ------------------------    President-Operations
                                    Support and Technology,
                                    Treasurer and
                                    Secretary (Principal
                                    Financial and
                                    Accounting Officer)

        /S/ Robert H. Niehaus       Director             December 16, 1998
        ------------------------

        /S/ Richard S. Thompson     Director             December 16, 1998
        ------------------------

        /S/ Jonathan E. Baum        Director             December 16, 1998
        ------------------------

        /S/ David Y. Howe           Director             December 16, 1998
        ------------------------

        /S/ Mark C. Demetree        Director             December 16, 1998
        ------------------------

        /S/ William R. Patterson    Director             December 16, 1998
        -----------------------
-
        /S/ John P. O'Brien         Director             December 16, 1998
        ------------------------


             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
              PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
           HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        Not applicable.

                                    EXHIBIT INDEX


        Exhibit
        Number    Description
        -------   -----------
        (2)       Plan of Acquisition, Reorganization,Arrangement, Liquidation
                  or Succession

                  Not applicable.

        (3)       Articles and By-Laws

                  3.1 The Company's amended and restated Certificate of Incorporation dated October 7, 1997, which is attached as Exhibit 3.1 to the Company's registration statement on Form S-1, as amended (Commission file no. 333-32827) (the "IPO Registration Statement"), is incorporated by reference herein as Exhibit 3.1.

                  3.2 The Company's amended and restated By-Laws dated October 7, 1997, which is attached as Exhibit 3.2 to the IPO Registration Statement, are incorporated by reference herein as Exhibit 3.2.

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

                  4.8 Amended and Restated $150,000,000 revolving credit facility dated October 17, 1997 by and between the Company and Bankers Trust, which is attached as
                            Exhibit 10 to the Company's quarterly report dated January 29, 1998 on Form 10-Q (Commission file no. 001-13403), is incorporated by reference hereto as
                            Exhibit 4.8. Such agreement replaces the Company's Amended and Restated Revolving Credit Agreement dated April 11, 1997 (which is Exhibit
                            10.1 to the Company's Annual report on Form 10-K for the year ended October 3, 1997).

        (9)       Voting Trust Agreements

                  Not applicable.

        (10)      Material Contracts

                  10.1 Board of Directors Remuneration Policy is attached hereto as Exhibit 10.1.

                  10.2 Manufacturing and Distribution Agreement dated as of April 15, 1997 between Bestfoods International Inc. and the Company, which is attached as Exhibit
                            10.2 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.2.

                  10.3 Amended and Restated Supply Agreement dated October 29, 1992, as amended July 1, 1997, between the Company and Sysco Corporation, which is attached as Exhibit 10.3 to the IPO Registration Statement, is incorporated by reference herein as
                            Exhibit 10.3.

                  10.4 Warehouse Lease dated May 23, 1995 between the Company and Lanter Company, which is attached as
                            Exhibit 10.4 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.4.

                  10.5 Employment Agreement between the Company and Timothy S. Webster effective October 8, 1997, which is attached as Exhibit 10.5 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.5.

                  10.6 Employment Agreement dated September 30, 1997 between the Company and Horst W. Schroeder, which is attached as Exhibit 10.6 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.6.

                  10.7 Employment Agreement dated September 30, 1997 between the Company and David E. Watson, which is attached as Exhibit 10.7 to the IPO Registration Statement, is incorporated by reference herein as
                            Exhibit 10.7.

                  10.8 Employment Agreement dated September 30, 1997 between the Company and Norman F. Abreo, which is attached as Exhibit 10.8 to the IPO Registration Statement, is incorporated by reference herein as
                            Exhibit 10.8.

                  10.9 Employment Agreement dated September 30, 1997 between the Company and David B. Potter, which is attached as Exhibit 10.9 to the IPO Registration Statement, is incorporated by reference herein as
                            Exhibit 10.9.

                  10.10 Second Amended and Restated Shareholders' Agreement dated April 7, 1998 by and between the parties named therein, which is attached as Exhibit 10.10 to the registration statement dated April 9,
                            1998, as  amended (file  no. 333-49719) (the
                            "Second Registration Statement"), is
                            incorporated by reference herein as
                            Exhibit 10.10.

                  10.11 American Italian Pasta Company 1992 Stock Option Plan, which is attached as Exhibit
                            10.11 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.11.

                  10.12 American Italian Pasta Company 1993 Non-Qualified Stock Option Plan, which is attached as Exhibit 10.12 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.12.

                  10.13 1996 Salaried Bonus Plan, which is attached as Exhibit 10.13 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.13.

                  10.14.1   1997 Equity Incentive  Plan, which is  attached as
                            Exhibit 10.14 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.14.1.

                  10.14.2 First amendment to 1997 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's July 3, 1998 Form 10-Q (Commission file no. 001-13403), is incorporated by reference here in as
                            Exhibit 10.14.2.

                  10.15 Product Supply and Pasta Production Cooperation Agreement dated May 7, 1998 between the Registrant and Harvest States Cooperatives which is attached as Exhibit
                            10.2 to the Company's July 3, 1998 Form 10-Q (Commission file no. 001-13403), is incorporated by reference herein as Exhibit 10.15.

                  10.16 Warehouse lease dated September 2, 1997 between the Company and Lanter Company, which is attached
                            Exhibit 10.5 to the Second Registration Statement, is incorporated by reference herein as Exhibit 10.16.

        (11)      Statement recomputation of per share earnings

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

        (22) Published report regarding matters submitted to vote of security holders

                  Not applicable.

        (23)      Consents of experts and counsel

                  Consent of Ernst  & Young LLP is attached  hereto as Exhibit
                  23.

        (24)      Power of Attorney

                  The power of attorney is set forth on the signature page of this Annual Report.

        (27)      Financial Data Schedule

                  The  Company's Financial Data Schedule is attached hereto as
                  Exhibit 27.

        (99)      Additional Exhibits

                  Not applicable.