Form 10-Q
period 1999-01-01
AMERICAN ITALIAN PASTA CO
filed 1999-01-28
CIK 849667

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                      For the period ended:   January 1, 1999

                                          OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to

               Commission file number:  001-13403

                            AMERICAN ITALIAN PASTA COMPANY
          ------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                     DELAWARE                          84-1032638
            -----------------------------          --------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification No.)

                 1000 ITALIAN WAY, EXCELSIOR SPRINGS, MISSOURI 64024
          ------------------------------------------------------------------
                  (Address of principal executive office) (Zip Code)

          Registrant's telephone number, including area code: (816) 502-6000

                                    NOT APPLICABLE
          ------------------------------------------------------------------
               (Former name, former address and former fiscal year, if
                              changed since last report)

          Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
     (2) has been subject to such filing  requirements for the past 90 days. Yes
     [X] No [ ]

          The number of shares outstanding as of January 27, 1999 of the Registrant's Class A Convertible Common Stock was 18,086,775 and there were no shares outstanding of the Class B Common Stock.

                            AMERICAN ITALIAN PASTA COMPANY
                                      FORM 10-Q
                           QUARTER ENDED DECEMBER 31, 1998


                                  TABLE OF CONTENTS


     Part I - Financial Information                              Page

          Item 1.   Financial Statements (unaudited)

                    Balance Sheets at December 31, 1998 and         3
                    September 30, 1998.

                    Statements of Income for the three months
                    ended December 31, 1998 and 1997.               4

                    Statements of Cash Flows for the three
                    months ended December 31, 1998 and 1997.        5

                    Notes to Financial Statements                 6-7

          Item 2.   Management s Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   8-11

     Part II - Other Information

          Item 1.   Legal Proceedings                              12

          Item 2.   Changes in Securities                          12

          Item 3.   Defaults Upon Senior Securities                12

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                               12

          Item 5.   Other Information                              12

          Item 6.   Exhibits and Reports on Form 8-K               12

     Signature Page                                                13

                            AMERICAN ITALIAN PASTA COMPANY

                                    BALANCE SHEETS

                                           DECEMBER 31,  SEPTEMBER 30,
                                              1998             1998
                                              ----             ----
                                                 (IN THOUSANDS)
                                                  (UNAUDITED)
     ASSETS
     Current assets:
        Cash and temporary investments       $  2,629       $  5,442
        Trade and other receivables            17,876         16,971
        Prepaid expenses and deposits           2,448          1,736
        Inventory                              28,537         28,051
        Deferred income taxes                     802            802
                                             --------       --------
     Total current assets                      52,292         53,002
     Property, plant and equipment:
          Land and improvements                 4,834          4,834
          Buildings                            60,267         60,196
          Plant and mill equipment            156,411        149,027
          Furniture, fixtures and equipment     5,551          4,731
                                             --------       --------
                                              227,063        218,788
          Accumulated depreciation            (41,142)       (38,250)
                                             --------       --------
                                              185,921        180,538
          Construction in progress             37,728         25,069
                                             --------       --------
     Total property, plant and equipment      223,649        205,607
     Other assets                                 669            772
                                             --------       --------
     Total assets                            $276,610       $259,381
                                             ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                   $ 17,624       $ 14,030
          Accrued expenses                      6,237          7,225
          Advance customer payments             4,915          5,957
          Income tax payable                    2,661          1,342
          Current maturities of longterm debt   1,188          1,206
                                             --------       --------
     Total current liabilities                 32,625         29,760
     Longterm debt                             58,260         48,519
     Deferred income taxes                      4,318          4,318
     Commitments and contingencies
     Stockholders' equity:
          Preferred stock, $.001 par value:
               Authorized shares   10,000,000      --             --
          Class A common stock, $.001 par value:
               Authorized shares   75,000,000      18             18
          Class B common stock, $.001 par value:
               Authorized shares   25,000,000      --             --
          Additional paid-in capital          173,647        173,642
          Treasury stock                           (2)           (13)
     Notes receivable from officers              (124)          (124)
     Retained earnings                          7,868          3,261
                                              -------        -------
     Total stockholders' equity               181,407        176,784
                                              -------        -------
     Total liabilities and stockholders'
       equity                                $276,610       $259,381
                                             ========       ========


                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                                 STATEMENTS OF INCOME

                                                THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                1998          1997
                                                ----          ----
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

     Revenues                                $ 47,849       $ 35,536
     Cost of goods sold                        35,750         25,760
     Plant expansion cost                          --            266
                                             --------       --------
     Gross profit                              12,099          9,510
     Selling and marketing expense              3,096          2,631
     General and administrative expense         1,255          1,188
                                             --------       --------
     Operating profit                           7,748          5,691
     Interest expense, net                        435            264
                                             --------       --------
     Income before income tax expense
      and extraordinary item                    7,313          5,427
     Income tax expense                         2,706          2,062
                                             --------       --------
     Income before extraordinary item           4,607          3,365
     Extraordinary item:
          Loss due to early extinguishment
          of long-term debt, net of
          income taxes                             --          2,332
                                             --------       --------
     Net income                              $  4,607       $  1,033
                                             ========       ========

     Earnings Per Common Share:
          Income per common share before
          extraordinary item                 $    .25       $    .20

          Extraordinary item:
            Loss per common share due
            to early extinguishment of
            long-term debt, net of
            income taxes                           --            .14
                                             --------       --------
          Net income per common share        $    .25       $    .06
                                             ========       ========
          Weighted-average common shares
          outstanding                          18,087         16,430
                                             ========       ========
     Earnings Per Common Share - Assuming Dilution:
          Income per common share before
          extraordinary item                 $    .25       $    .19

          Extraordinary item:
          Loss per common share due to early
          extinguishment of long-term debt,
          net of income taxes                      --            .13
                                             --------       --------

          Net income per common share
          assuming dilution                  $    .25       $    .06
                                             ========       ========
          Weighted-average common shares
          outstanding                          18,571         17,455
                                             ========        =======

                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                               STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                    1998      1997
                                                    ----      ----
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)

     Operating activities:
     Net income                                   $  4,607   $  1,033
     Adjustments to reconcile net income
       to net cash provided by operations:
          Depreciation and amortization              3,079      1,868
          Deferred income tax expense                   --      1,194
          Extraordinary loss due to early
            extinguishment of longterm
            debt, net                                   --      2,332
          Changes in operating assets and liabilities:
          Trade and other receivables                 (905)    (3,619)
          Prepaid expenses and deposits               (712)    (1,250)
          Inventory                                   (485)    (1,607)
          Accounts payable and accrued expenses     (2,709)     2,173
          Income tax payable                         1,319        868
          Other                                        (82)       299
                                                   -------    -------
     Net cash provided by operating activities       4,112      3,291

     Investing activities:

     Additions to property, plant and equipment    (16,659)   (26,302)
                                                  --------    -------
     Net cash used in investing activities         (16,659)   (26,302)

     Financing activities:

     Additions to deferred debt issuance costs          --       (325)
     Proceeds from issuance of debt                 10,000     21,763
     Principal payments on debt and capital lease
          obligations                                 (277)   (86,178)
     Proceeds from issuance of common stock, net of
          issuance costs                                --     86,714
     Other                                              11         --
                                                  --------   --------
     Net cash provided by financing activities       9,734     21,974
                                                  --------   --------
     Net decrease in cash and temporary
          investments                              (2,813)     (1,037)

     Cash and temporary investments at
      beginning of period                            5,442      2,724
                                                  --------   --------
     Cash and temporary investments at end
      of period                                   $  2,629   $  1,687
                                                  ========   ========


                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1998


     1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company s Annual Report on Form 10-K for the year ended October 2, 1998.

     American Italian Pasta Company (the Company or AIPC ) uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company s first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal years 1999 and 1998 both included thirteen weeks of activity and are described as the three month periods ended December 31, 1998 and 1997.

     2.   Stockholder Rights Plan

          On December 3, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. Under the Plan, each common stockholder at the close of business on December 16, 1998 received a dividend of one right for each share of Class A Common Stock held. Each right entitles the holder to purchase from the Company one one-hundredth of a share of a new series of participating Preferred Stock at an initial purchase price of $110.00. The rights will become exercisable and will detach from the Common Stock a specified period of time after any person has become the beneficial owner of 15% or more of the Company's Common Stock or commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the Common Stock. When exercisable, each right will entitle the holder, other than the acquiring person, to purchase for the purchase price the Company's Common Stock having a value of twice the purchase price.

          If, following an acquisition of 15% or more of the Company's Common Stock, the Company is involved in certain mergers or other business combinations or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase for the purchase price common stock of the other party to such transaction having a value of twice the purchase price.

          At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company's Common Stock, the Company may exchange all or part of the rights for shares of Common Stock at an exchange ratio of one share of Common Stock per right.

          The Company may redeem the rights at a price of $.01 per right at any time prior to a specified period of time after a person has become the beneficial owner of 15% or more of its Common Stock. The rights will expire on December 16, 2008, unless earlier exchanged or redeemed.

     3.   Earnings Per Share

     Dilutive Securities, consisting of options to purchase the Company s Class A common stock, included in the calculation of diluted weighted average common shares were 484,000 shares for the three-month period ended December 31, 1998 and 1,025,000 shares for the three-month period ended December 31, 1997.

     4.   New Accounting Pronouncement

     The Company adopted SFAS No. 130, Reporting Comprehensive Income. during the quarter ended December 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income; rather, comprehensive income would be displayed as a separate statement.

     Total comprehensive income was not materially different from net income for the three months ended December 31, 1998 and 1997.

     Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, the Company s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company s Current Report on Form 8-K dated October 29, 1997, which is hereby incorporated by reference, and the factors set forth under the heading Year 2000 Compliance below. This report has been filed with the Securities and Exchange Commission (the SEC or the Commission ) in Washington, D.C. and can be obtained by contacting the SEC s public reference operations or obtaining it through the SEC s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

     Results of Operations

          REVENUES. Total revenues increased $12.3 million, or 34.6%, to $47.8 million for the three-month period ended December 31, 1998, from $35.5 million for the three-month period ended December 31, 1997. The increase for the three-month period ended December 31, 1998 was primarily due to increases in unit volume and favorable changes in sales mix. The Company benefited from a full quarter of Mueller s pasta shipments, $13.3 million for the three-month period December 31, 1998 compared to $2.8 million in the prior period. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes, however, volume increases will be partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs.

          Revenues for the Retail market increased $11.7 million, or 52.1%, to $34.2 million for the three-month period ended December 31, 1998, from $22.5 million for the three-month period ended December 31, 1997. The increase primarily reflects gains in Bestfoods volumes and private label volumes partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs in the current quarter.

          Revenues for the Institutional market increased $0.6 million, or 4.5%, to $13.6 million for the three-month period ended December 31, 1998, from $13.0 million for the three-month period ended December 31, 1997. This increase was primarily a result of increases in Non-contract unit volumes offset by decreases in average sales prices related to the pass through of lower durum wheat costs in the current quarter. Contract revenue in the Institutional market generally remained consistent between comparable periods with higher volumes being offset by lower average sales prices as a result of lower durum costs.

          GROSS PROFIT. Gross profit increased $2.6 million, or 27.2%, to $12.1 million for the three-month period ended December 31, 1998, from $9.5 million for the three-month period ended December 31, 1997. Gross profit as a percentage of revenues decreased to 25.3% for the three-month period ended December 31, 1998 from 26.8% for the three-month period ended December 31, 1997. The anticipated decrease in gross profit as a percentage of revenues generally relates to increased Bestfoods volumes which have a lower gross margin and other changes in sales mix. Management expects continued increases in gross profit as a result of continued revenue increases. However, management expects gross profit as a percentage of revenues to continue to decrease based on the anticipated higher Bestfoods revenues and further plant expansion costs.

          SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $0.5 million, or 17.7%, to $3.1 million for the three-month period ended December 31, 1998, from $2.6 million for the three-month period ended December 31, 1997. Selling and marketing expense as a percentage of revenues decreased to 6.5% for the three-month period ended December 31, 1998, from 7.4% for the comparable prior year period. Management expects selling and marketing expense as a percentage of revenues to continue to decrease based on the anticipated higher volumes and control over expenses.

          GENERAL  AND  ADMINISTRATIVE  EXPENSE.    General  and  administrative
     expense remained consistent between periods, and decreased as a percentage of revenues from 3.3% to 2.6%.

          OPERATING PROFIT. Operating profit for the three-month period ended December 31, 1998, was $7.7 million, increasing $2.1 million or 36.1% over the $5.7 million reported for the three-month period ended December 31, 1997, and increased as a percentage of revenues to 16.2% for the three-month period ended December 31, 1998, from 16.0% for the three-month period ended December 31, 1997 as a result of the factors discussed above.

          INTEREST EXPENSE. Interest expense for the three-month period ended December 31, 1998, was $0.4 million, increasing from the $0.3 million reported for the three-month period ended December 31, 1997. The increase is primarily a result of increased borrowing for the Company s expansion programs, net of capitalized interest.

          INCOME TAX. Income tax expense for the three-month period ended December 31, 1998, was $2.7 million, increasing $0.6 million from the $2.1 million reported for the three-month period ended December 31, 1997, and reflects an effective income tax rate of 37% and 38%, respectively.

          EXTRAORDINARY ITEM. During the three-month period ended December 31, 1997, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the extinguishment and restructuring of the Company s principal bank credit agreement. There was no such item for the three-month period ended December 31, 1998.

          NET INCOME. Net income for the three-month period ended December 31, 1998, was $4.6 million, increasing $1.2 million or approximately 36.9% from the $3.4 million reported for the three-month period ended December 31,
     1997 before the extraordinary item. Diluted earnings per common share before the extraordinary item was $0.25 per share for the three-month period ended December 31, 1998 compared to $0.19 per share for the three-month period ended December 31, 1997. Diluted earnings per share was $0.25 per share for the three-month period ended December 31, 1998 compared to $0.06 per share, after the extraordinary item, in the comparable prior year period.

     Financial Condition and Liquidity

          The Company s primary sources of liquidity are cash provided by operations and borrowings under its credit facility. Cash and temporary investments totaled $2.6 million, and working capital totaled $19.7 million on December 31, 1998.

          The Company s net cash provided by operating activities totaled $4.1 million for the three-month period ended December 31, 1998 compared to $3.3 million for the three-month period ended December 31, 1997. This increase of $0.8 million was primarily due to higher net income, offset by an increase in working capital.

          Cash used in investing activities principally relates to the Company s investments in manufacturing, distribution and milling assets. Capital expenditures were $16.7 million for the three-month period ended December 31, 1998 compared to $26.3 million in the comparable prior year period. The decrease in such spending for the three-month period ended December 31, 1998 was a result of the Company s completion of its $86.0 million South Carolina and Missouri capital expansion programs, which the Company completed during fiscal year 1998. Currently, the Company is in the process of completing a third plant in Kenosha, Wisconsin and plans to spend approximately $35 million, of which approximately $16 million has been spent to date. Additionally, the Company plans to spend approximately $40 million to again expand the Columbia, South Carolina and Excelsior Springs, Missouri facilities, of which approximately $16 million has been spent to date. The Company anticipates completion of these projects in the third quarter of the fiscal year ending September 30, 1999.

          Net cash provided by financing activities was $9.7 million for the three-month period ended December 31, 1998 compared to $22.0 million for the three-month period ended December 31, 1997. The Company continues to use its available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

          The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness and working capital requirements.

          The Company has current commitments for $27.6 million in raw material purchases for fiscal year 1999 and has approximately $43 million in expenditures remaining under the previously referenced $75 million capital expansion programs. The Company anticipates the capital expansion programs will be fully funded by the end of fiscal year 1999. The Company expects to fund these commitments from operations and borrowings under the credit facility. The credit facility currently has a credit commitment of $150 million and has scheduled commitment reductions which begin at the end of fiscal year 1999. At this time, the current and projected borrowings under the credit facility do not exceed the facility s available commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

          Management believes that net cash provided by operating and financing activities will be sufficient to meet the Company s expected capital and liquidity needs for the foreseeable future.

     YEAR 2000 COMPLIANCE

          Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be year 2000 compliant. This issue may adversely affect the operations and financial performance of the Company because its computer and other technology-based systems are an integral part of the Company s manufacturing activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

          The Company has substantially completed the assessment of its computer hardware and software systems and has upgraded or is replacing those systems that were identified as not being year 2000 compliant. The Company has previously converted or has plans to convert all critical systems to year 2000 compliant  status  during the second fiscal 1999 quarter and all non-critical systems by the end of the third fiscal 1999 quarter. The Company has alternate plans in the event that critical system upgrading is not completed on time, which include short term, less-efficient programming modifications or manual operations. The Company believes these options are sufficient to meet the Company s internal needs.

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

          Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications of, or otherwise affecting, the operations of any one or more of the Company s suppliers and customers. The Company continues the process of contacting its significant suppliers and customers in 1999 in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of year 2000 compliance issues with its suppliers and customers.

          The Company incurred approximately $330,000 in fiscal year 1998 and expects to incur approximately $250,000 in the fiscal year of 1999, of which $150,000 was incurred in the three months ended December 31, 1998, to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance are being expensed as incurred, other than acquisitions of new software or hardware, which are capitalized.

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

     Item 2.   Changes in Securities
     -------------------------------
               Not applicable

     Item 3.   Defaults Upon Senior Securities
     -------------------------------
               Not applicable

     Item 4.   Submission of Matters to a Vote of Security Holders
     -------------------------------
               Not applicable

     Item 5.   Other Information
     -------------------------------
               Not applicable

     Item 6.   Exhibits and Reports on Form 8-K
     -------------------------------
               (a)  Exhibits.

                    10.  First Amendment to Employment Agreement

                    27.  Financial Data Schedule

               (b)  Reports on Form 8-K.

                    None.


                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   American Italian Pasta Company



     January 27, 1999              /S/ Timothy S. Webster
     --------------------          -------------------------------
     Date                          Timothy S. Webster
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



     January 27, 1999              /S/ Warren B. Schmidgall
     ----------------------        -------------------------------
     Date                          Warren B. Schmidgall
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

                                    EXHIBIT INDEX


     Exhibit No.                   Description
     -----------                   -----------
     10                            First Amendment to Employment Agreement

     27                            Financial Data Schedule