Form 10-Q
period 1999-04-02
AMERICAN ITALIAN PASTA CO
filed 1999-04-28
CIK 849667

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

     [ X ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
               SECURITIES EXCHANGE ACT OF 1934

                      For the period ended:   April 2, 1999

                                          OR

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from           to

                          Commission file number:  001-13403

                            AMERICAN ITALIAN PASTA COMPANY
     ___________________________________________________________________________
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


                                    NOT APPLICALBE
     ___________________________________________________________________________
               (Former name, former address and former fiscal year, if
                              changed since last report)

          Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the  past 90 days. Yes
     [X] No [ ]

          The number of shares outstanding as of April 28, 1999 of the Registrant's Class A Convertible Common Stock was 18,091,613 and there were no shares outstanding of the Class B Common Stock.

                            AMERICAN ITALIAN PASTA COMPANY
                                      FORM 10-Q
                             QUARTER ENDED APRIL 2, 1999


                                  TABLE OF CONTENTS


     Part I - Financial Information                                   Page

          Item 1.   Financial Statements (unaudited)

                    Balance Sheets at March 31, 1999 and                3
                    September 30, 1998.

                    Statements of Income for the three months ended     4
                    March 31, 1999 and 1998.

                    Statements of Income for the six months ended       5
                    March 31, 1999 and 1998.

                    Statements of Cash Flows for the six months ended   6
                    March 31, 1999 and 1998.

                    Notes to Financial Statements                      7-8

          Item 2.   Management s Discussion and Analysis of            9-14
                    Financial Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About      14
                    Market Risk

     Part II - Other Information

          Item 1.   Legal Proceedings                                   15

          Item 2.   Changes in Securities                               15

          Item 3.   Defaults Upon Senior Securities                     15

          Item 4.   Submission of Matters to a Vote of                 15-16
                    Security Holders

          Item 5.   Other Information                                   16

          Item 6.   Exhibits and Reports on Form 8-K                    16


     Signature Page                                                     17

                            AMERICAN ITALIAN PASTA COMPANY
                                    BALANCE SHEETS

                                            MARCH 31,         SEPTEMBER 30,
                                              1999                1998
                                            --------            --------
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)
     ASSETS
     Current assets:
        Cash and temporary investments      $  2,796            $  5,442
        Trade and other receivables           18,006              16,971
        Prepaid expenses and deposits          3,423               1,736
        Inventory                             26,558              28,051
        Deferred income taxes                    802                 802
                                            --------            --------
     Total current assets                     51,585              53,002
     Property, plant and equipment:
        Land and improvements                  4,834               4,834
        Buildings                             60,291              60,196
        Plant and mill equipment             158,640             149,027
        Furniture, fixtures and equipment      5,602               4,731
                                            --------            --------
                                             229,367             218,788
        Accumulated depreciation             (44,085)            (38,250)
                                            --------            --------
                                             185,282             180,538
        Construction in progress              62,880              25,069
                                            --------            --------
     Total property, plant and equipment     248,162             205,607
     Other assets                                656                 772
                                            --------            --------
     Total assets                           $300,403            $259,381
                                            ========            ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                    $ 11,892            $ 14,030
        Accrued expenses                       9,030               7,225
        Advance customer payments              4,820               5,957
        Income tax payable                     3,109               1,342
        Current maturities of long-term debt   1,186               1,206
                                            --------            --------
     Total current liabilities                30,037              29,760
     Long-term debt                           78,978              48,519
     Deferred income taxes                     4,318               4,318
     Commitments and contingencies
     Stockholders' equity:
        Preferred stock, $.001 par value:
           Authorized shares   10,000,000         --                  --
        Class A common stock, $.001 par value:
           Authorized shares   75,000,000         18                  18
        Class B common stock, $.001 par value:
           Authorized shares   25,000,000         --                  --
        Additional paid-in capital           173,744             173,642
        Treasury stock                            (2)                (13)
        Notes receivable from officers           (84)               (124)
        Retained earnings                     13,394               3,261
                                            --------            --------
     Total stockholders' equity              187,070             176,784
                                            --------            --------
     Total liabilities and stockholders'
       equity                               $300,403            $259,381
                                            ========            ========

                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY
                                 STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              1999                1998
                                            --------            --------
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

     Revenues                               $55,867             $46,034
     Cost of goods sold                      41,352              34,506
     Plant expansion costs                       80                 421
                                             ------             -------
     Gross profit                            14,435              11,107
     Selling and marketing expense            3,649               3,118
     General and administrative expense       1,537               1,185
                                             ------              ------
     Operating profit                         9,249               6,804
     Interest expense, net                      484                 225
                                             ------              ------
     Income before income tax expense         8,765               6,579
     Income tax expense                       3,239               2,500
                                             ------              ------
     Net income                              $5,526              $4,079
                                             ======              ======
     Earnings Per Common Share:
        Net income per common share            $.31                $.24
                                             ======              ======
        Weighted-average common shares
          outstanding                        18,091              16,777
                                             ======              ======
     Earnings Per Common Share -
       Assuming Dilution:
       Net income per common share
         assuming dilution                     $.30                $.23
                                             ======              ======
       Weighted-average common shares
         outstanding                         18,642              17,572
                                             ======              ======


                   See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY
                                 STATEMENTS OF INCOME

                                                 SIX MONTHS ENDED
                                                      MARCH 31,
                                              1999                1998
                                            --------            --------
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


     Revenues                              $103,716             $81,570
     Cost of goods sold                      77,102              60,266
     Plant expansion costs                       80                 687
                                            -------              ------
     Gross profit                            26,534              20,617
     Selling and marketing expense            6,745               5,749
     General and administrative expense       2,792               2,373
                                            -------              ------
     Operating profit                        16,997              12,495
     Interest expense, net                      919                 489
                                            -------              ------
     Income before income tax expense
       and extraordinary item                16,078              12,006
     Income tax expense                       5,945               4,562
                                            -------              ------
     Income before extraordinary item        10,133               7,444
     Extraordinary item:
       Loss due to early extinguishment of
       long-term debt, net of income taxes       --               2,332
                                            -------              ------
     Net income                             $10,133              $5,112
                                            =======              ======
     Earnings Per Common Share:
       Income per common share before
         extraordinary item                    $.56                $.45
       Extraordinary item:
         Loss per common share due to early
          extinguishment of long-term debt,
            net of income taxes                  --                 .14
                                             ------              ------
       Net income per common share             $.56                $.31
                                             ======              ======
       Weighted-average common shares
          outstanding                        18,089              16,602
                                             ======              ======

     Earnings Per Common Share - Assuming Dilution:
       Income per common share before
         extraordinary item                    $.54                $.43
       Extraordinary item:
         Loss per common share due to early
          extinguishment of long-term debt,
          net of income taxes                    --                 .13
                                             ------              ------

        Net income per common share assuming
          dilution                             $.54                $.30
                                             ======              ======
        Weighted-average common shares
          outstanding                        18,608              17,331
                                             ======              ======

                   See accompanying notes to financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                            STATEMENTS OF CASH FLOWS

                                                   SIX MONTHS ENDED
                                                       MARCH 31,
                                                1999              1998
                                              --------          --------
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

     Operating activities:
     Net income                                 $10,133        $ 5,112
     Adjustments to reconcile net income
     to net cash provided by operations:
        Depreciation and amortization             6,223          4,009
        Deferred income tax expense                 --           2,553
        Extraordinary loss due to early
            extinguishment of long-term debt, net   --           2,332
        Changes in operating assets and liabilities:
          Trade and other receivables            (1,035)        (3,800)
          Prepaid expenses and deposits          (1,687)          (524)
          Inventory                               1,493         (8,047)
          Accounts payable and accrued expenses  (4,091)         3,634
          Income tax payable                      1,767          1,776
          Other                                    (272)            52
                                                -------        -------
     Net cash provided by operating activities   12,531          7,097

     Investing activities:
     Additions to property, plant and equipment (45,767)       (54,340)
                                                -------        -------
     Net cash used in investing activities      (45,767)       (54,340)

     Financing activities:
     Additions to deferred debt issuance costs       --           (325)
     Proceeds from issuance of debt              31,000         46,842
     Principal payments on debt and capital
          lease obligations                        (561)       (86,612)
     Proceeds from issuance of common stock,
          net of issuance costs                     140         86,781
     Other                                           11             --
                                                -------        -------
     Net cash provided by
         financing activities                    30,590         46,686
                                                -------        -------
     Net decrease in cash and
         temporary investments                   (2,646)          (557)

     Cash and temporary investments at
         beginning of period                      5,442          2,724
                                                -------        -------
     Cash and temporary investments
         at end of period                       $ 2,796        $ 2,167
                                                =======        =======

                  See accompanying notes to financial statements.

                            AMERICAN ITALIAN PASTA COMPANY
                            NOTES TO FINANCIAL STATEMENTS

                                    MARCH 31, 1999


     1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management s discussion and analysis thereof included in the Company s Annual Report on Form 10-K for the year ended October 2, 1998 and management s discussion and analysis included in Item 2 hereof.

     American Italian Pasta Company (the Company or AIPC ) uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company s first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the second fiscal quarter of fiscal years 1999 and 1998 both included thirteen weeks of activity and are described as the three month periods ended March 31, 1999 and 1998.

     2.   Stockholder Rights Plan

     On December 3, 1998, the Company s Board of Directors adopted a Stockholder Rights Plan. Under the Plan, each common stockholder at the close of business on December 16, 1998 received a dividend of one right for each share of Class A Common Stock held. Each right entitles the holder to purchase from the Company one one-hundredth of a share of a new series of participating Preferred Stock at an initial purchase price of $110.00. The rights will become exercisable and will detach from the Common Stock a specified period of time after any person has become the beneficial owner of 15% or more of the Company s Common Stock or commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the Common Stock. When exercisable, each right will entitle the holder, other than the acquiring person, to purchase for the purchase price the Company s Common Stock having a value of twice the purchase price.

     If, following an acquisition of 15% or more of the Company s Common Stock, the Company is involved in certain mergers or other business combinations or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase for the purchase price common stock of the other party to such transaction having a value of twice the purchase price.

     At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company s Common Stock, the Company may exchange all or part of the rights for shares of Common Stock at an exchange ratio of one share of Common Stock per right.

     The Company may redeem the rights at a price of $.01 per right at any time prior to a specified period of time after a person has become the beneficial owner of 15% or more of its Common Stock. The rights will expire on December 16, 2008, unless earlier exchanged or redeemed.

     3.   Earnings Per Share

     Dilutive securities, consisting of options to purchase the Company s Class A common stock, included in the calculation of diluted weighted average common shares were 551,000 and 519,000 shares for the three-month and six-month periods ended March 31, 1999 and 795,000 and 729,000 shares for the three-month and six-month periods ended March 31, 1998.

     4.    New Accounting Pronouncement

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income during the quarter ended December 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income; rather, comprehensive income would be displayed as a separate statement.

     Total comprehensive income was not materially different from net income for the three or six months ended March 31, 1999 and 1998.

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

     Results of Operations

     Second quarter fiscal 1999 compared to second quarter fiscal 1998.

          REVENUES. Total revenues increased $9.8 million, or 21.4%, to $55.9 million for the three-month period ended March 31, 1999, from $46.0 million for the three-month period ended March 31, 1998. The increase for the three-month period ended March 31, 1999 was primarily due to volume growth in the Retail market including Mueller s with some offset from lower durum wheat costs. Approximately $15.9 million in revenues for the three-month period ended March 31, 1999 related to shipments of Mueller s brand pasta for Bestfoods. Total pasta shipments were up over 30% versus the second quarter of 1998. The lower durum costs along with changes in sales mix created a 9% reduction in average selling prices relative to 1998 while still generating targeted profitability. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes, however, volume increases will be partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs.

          Revenues for the Retail market increased $8.8 million, or 27.5%, to $40.9 million for the three-month period ended March 31, 1999, from $32.1 million for the three-month period ended March 31, 1998. The increase primarily reflects gains in Bestfoods and other private label volumes which are partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs in the current quarter.

          Revenues for the Institutional market increased $1.0 million, or 7.3%, to $15.0 million for the three-month period ended March 31, 1999, from $13.9 million for the three-month period ended March 31, 1998. This increase was primarily a result of increases in Non-contract unit volumes offset by decreases in average sales prices related to the pass through of lower durum wheat costs in the current quarter. Contract revenue in the Institutional market generally remained consistent between the two periods with higher volumes being offset by lower average sales prices as a result of lower durum costs.

          GROSS PROFIT. Gross profit increased $3.3 million, or 30.0%, to $14.4 million for the three-month period ended March 31, 1999, from $11.1 million for the three-month period ended March 31, 1998. This increase is generally related to both the revenue growth and lower per unit costs. Gross profit as a percentage of revenues increased to 25.8% for the three-month period ended March 31, 1999 from 24.1% for the three-month period ended March 31, 1998. The increase in gross profit relates to favorable changes in sales mix, lower raw material costs, lower operating costs per unit, and lower plant expansion costs in the current quarter compared to the prior quarter offset by increased Bestfoods volumes, which have a lower gross margin. Management expects continued increases in gross profit as a result of continued revenue increases.

          SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $0.5 million, or 17.0%, to $3.6 million for the three-month period ended March 31, 1999, from $3.1 million for the three-month period ended March 31, 1998. Selling and marketing expense as a percentage of revenues decreased to 6.5% for the three-month period ended March 31, 1999, from 6.8% for the comparable prior year period. The decrease in selling and marketing expenses as a percentage of revenues relates to the higher volume of Bestfoods in which no selling and marketing costs are incurred. The increase in selling and marketing expense relates to the growth in Retail market revenues.

          GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.3 million, or 29.7%, to $1.5 million for the three-month period ended March 31, 1999, from $1.2 million for the comparable prior period. General and administrative expense as a percentage of revenues increased to 2.8% from 2.6%. The majority of the increase in general and administrative expense relates to higher administrative costs relating to legal and accounting fees, board of director expenses, shareholder communications expenses and other incremental costs related to being a public company.

          OPERATING PROFIT. Operating profit for the three-month period ended March 31, 1999, was $9.2 million, an increase of $2.4 million or 35.9% over the $6.8 million reported for the three-month period ended March 31, 1998, and increased as a percentage of revenues to 16.6% for the three-month period ended March 31, 1999, from 14.8% for the three-month period ended March 31, 1998 as a result of the factors discussed above.

          INTEREST EXPENSE. Interest expense for the three-month period ended March 31, 1999, was $0.5 million, increasing $0.3 million or 115% from the $0.2 million reported for the three-month period ended March 31, 1998. The increase is primarily a result of increased borrowing for the Company s expansion programs, net of capitalized interest.

          INCOME TAX. Income tax expense for the three-month period ended March 31, 1999, was $3.2 million, increasing $0.7 million from the $2.5 million reported for the three-month period ended March 31, 1998, and reflects an effective income tax rate of approximately 37% and 38% respectively.

             NET INCOME. Net income for the three-month period ended March 31, 1999, was $5.5 million, increasing $1.4 million or 35.5% from the $4.1 million reported for the three-month period ended March 31, 1998. Diluted earnings per share was $0.30 per share for the three-month period ended March 31, 1999 compared to $0.23 per share in the comparable prior period.

     Six months fiscal 1999 compared to six months fiscal 1998.

          REVENUES. Revenues increased $22.1 million, or 27.1%, to $103.7 million for six-month period ended March 31, 1999, from $81.6 million for the six-month period ended March 31, 1998. The increase for the six-month period ended March 31, 1999 was primarily due to volume growth in the Retail market including Mueller s with some offset from lower durum wheat costs. Approximately $29.2 million in revenues related to initial shipments of Mueller s brand pasta for Bestfoods. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes, however, volume increases will be partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs.

          Revenues for the Retail market increased $20.5 million, or 37.6%, to $75.1 million for the six-month period ended March 31, 1999, from $54.6 million for the six-month period ended March 31, 1998. The increase primarily reflects gains in Bestfoods and other private label volumes which are partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs in the current period.

          Revenues for the Institutional market increased $1.6 million, or 6.0%, to $28.6 million for the six-month period ended March 31, 1999, from $27.0 million for the six-month period ended March 31, 1998. This increase was primarily a result of increases in Non-contract unit volumes offset by decreases in average sales prices related to the pass through of lower durum wheat costs in the current quarter. Contract revenue in the Institutional market generally remained consistent between periods.

          GROSS PROFIT. Gross profit increased $5.9 million, or 28.7%, to $26.5 million for the six-month period ended March 31, 1999, from $20.6 million for the six-month period ended March 31, 1998. This increase is generally related to the revenue growth. Gross profit as a percentage of revenues increased to 25.6% for the six-month period ended March 31, 1999 from 25.3% for the six-month period ended March 31, 1998. The increase in gross profit as a percentage of revenues relates to favorable changes in sales mix, lower raw material costs, lower operating costs per unit, and lower plant expansion costs in the current six month period compared to the prior period offset by increased Bestfoods volumes, which have a lower gross margin. Management expects continued increases in gross profit as a result of continued revenue increases.

          SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $1.0 million, or 17.3%, to $6.7 million for the six-month period ended March 31, 1999, from $5.7 million for the six-month period ended March 31, 1998. Selling and marketing expense as a percentage of revenues decreased to 6.5% for the six-month period ended March 31, 1999, from 7.0% for the comparable prior year period. The increase in selling and marketing expense relates to the growth in Retail market revenues.

          GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.4 million, or 17.7%, to $2.8 million for the six-month period ended March 31, 1999, from $2.4 million for the comparable prior period, but decreased as a percentage of revenues from 2.9% to 2.7%. The increase in administrative costs relates to increases in legal and accounting fees, board of director expenses, shareholder communication expenses and other incremental costs related to being a public company.

          OPERATING PROFIT. Operating profit for the six-month period ended March 31, 1999, was $17.0 million, an increase of $4.5 million or 36.0% over the $12.5 million reported for the six-month period ended March 31, 1998, and increased as a percentage of revenues to 16.4% for the six-month period ended March 31, 1999, from 15.3% for the six-month period ended March 31, 1998 as a result of the factors discussed above.

          INTEREST EXPENSE. Interest expense for the six-month period ended March 31, 1999, was $0.9 million, increasing $0.4 million or 87.9% from the $0.5 million reported for the six-month period ended March 31, 1998. The increase is primarily a result of increased borrowing for the Company's expansion programs, net of capitalized interest.

          INCOME TAX. Income tax expense for the six-month period ended March 31, 1999, was $5.9 million, increasing $1.4 million from the $4.6 million reported for the six-month period ended March 31, 1998, and reflects an effective income tax rate of approximately 37% and 38%, respectively.

          EXTRAORDINARY ITEM. During the six-month period ended March 31, 1998, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the extinguishment and restructuring of the Company s principal bank credit agreement. There was no such item for the six-month period ended March 31, 1999.
          NET INCOME. Net income for the six-month period ended March 31, 1999, was $10.1 million, increasing $5.0 million or 98.2% from the $5.1 million reported for the six-month period ended March 31, 1998. Diluted earnings per common share was $0.56 per share for the six-month period ended March 31, 1999 compared to $0.43 per share before the extraordinary item and $0.30 per share after the extraordinary item for the six-month period ended March 31, 1998.

     Financial Condition and Liquidity

          The Company's primary sources of liquidity are cash provided by operations and borrowings under its credit facility. Cash and temporary investments totaled $2.8 million, and working capital totaled $21.5 million at March 31, 1999.

          The Company s net cash provided by operating activities totaled $12.5 million for the six-month period ended March 31, 1999 compared to $7.1 million for the six-month period ended March 31, 1998. The increase in the net cash provided by operations is due to higher operating income in the current period.

          Cash used in investing activities principally relates to the Company s investments in manufacturing, distribution and milling assets. Capital expenditures were $45.8 million for the six-month period ended March 31, 1999 compared to $54.3 million in the comparable prior fiscal year period. The decrease in spending for the six-month period ended March 31, 1999 was a result of the Company s completion of its $86.0 million South Carolina and Missouri capital expansion programs, which the Company completed during fiscal year 1998. Currently, the Company is in the process of completing a third plant in Kenosha, Wisconsin and plans to spend approximately $35 million, of which approximately $28.2 million has been spent to date. Additionally, the Company plans to spend approximately $40 million to again expand the Columbia, South Carolina and Excelsior Springs, Missouri facilities, of which approximately $26.4 million has been spent to date. The Company anticipates completion of these projects in the third quarter of the fiscal year ending September 30, 1999.

          Net cash provided by financing activities was $30.6 million for the six-month period ended March 31, 1999 compared to net cash used of $46.7 million for the six-month period ended March 31, 1998. The $30.6 million in 1999 is the result of borrowings to fund the capital expansion programs. The 1998 amount reflects the proceeds from the issuance of Common Stock of $86.8 million offset by net payments on long-term debt and capital lease obligations.

          The Company currently uses cash and proceeds from long-term borrowings to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will continue to be principally for capital expenditures, repayments of indebtedness and working capital requirements.

          The Company has current commitments for $16.8 million in raw material purchases for fiscal year 1999 and has approximately $15.0 million in expenditures remaining under the above referenced capital expansion programs. The Company anticipates the capital expansion programs will be fully funded by the end of fiscal year 1999. The credit facility currently has a credit commitment of $150 million and has scheduled commitment reductions which begin at the end of fiscal year 1999. At this time, the current and projected borrowings under the credit facility do not exceed the facility s available commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

          Management believes that net cash provided by operating and financing activities will be sufficient to meet the Company s expected capital and liquidity needs for the foreseeable future.

     YEAR 2000 COMPLIANCE
     --------------------

          Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be year 2000 compliant. This issue may adversely affect the operations and financial performance of the Company because its computer and other technology-based systems are an integral part of the Company s manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

          The Company has substantially completed the assessment of its computer hardware and software systems and has upgraded or is replacing those systems that were identified as not being year 2000 compliant. The Company
     has completed conversion  of all critical systems to   year 2000 compliant
     status during the second fiscal 1999 quarter and anticipates completing the conversion of all non-critical systems by the end of the third fiscal 1999 quarter.

          Although the Company is not aware of any material operational impediments associated with upgrading its computer hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company s computer systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to the Company s operations and financial performance, material costs or both.

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

          Because of this uncertainty with respect to suppliers and customers, the Company has identified mission critical suppliers and has determined various contingency alternatives to support business operations. These alternatives may require the diversion of financial resources to fund execution of retainers, storage, transportation and inventory solutions. The Company will continue its communication with suppliers and customers in assessing the risk and financial requirements of the various contingency alternatives.

          The Company  incurred approximately $330,000  in fiscal year  1998 and expects to incur approximately $250,000 in the fiscal year of 1999, of which $150,000 was incurred in the six months ended March 31, 1999, to resolve the Company s year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance are being expensed as incurred, other than acquisitions of new software or hardware, which are capitalized.

     Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company s exposure to market risk through financial instruments such as long-term debt is not material.

     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings
     -------------------------------
               Not applicable

     Item 2.   Changes in Securities
     -------------------------------
               Not applicable

     Item 3.   Defaults Upon Senior Securities
     -------------------------------
               Not applicable

     Item 4.   Submission of Matters to a Vote of Security Holders
     -------------------------------
          The Annual Meeting of Shareholders was held on February 4, 1999.

          There were six matters submitted to a vote of security holders. The first matter was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

          Election of Directors    Votes For Votes Withheld

          Jonathon E. Baum         13,940,682     1,998,552
          Robert H. Niehaus        13,942,357     1,996,877
          Richard C. Thompson      13,920,973     2,018,261

          The following directors continued in office:

          Serving Until 2000          Serving Until 2001

          Horst W. Schroeder          David Y. Howe
          Mark C. Demetree            John P. O Brien
          Timothy S. Webster          William R. Patterson

          The second matter was for the ratification of the Board of Directors selection of Ernst & Young LLP to serve as the Company s independent auditors for the fiscal year 1999. The shareholders cast 15,930,444 votes in the affirmative and 6,940 votes in the negative and shareholders holding 1,850 votes abstained from voting on the ratification of Ernst & Young LLP as the Company s independent auditors for the fiscal year 1999.

          The third matter was for the approval of the American Italian Pasta Company Employee Stock Purchase Plan. The shareholders cast 15,670,755 votes in the affirmative and 260,030 votes in the negative and shareholders holding 8,449 votes abstained from voting on the approval of the AIPC Employee Stock Purchase Plan.

          The fourth matter was for the approval of the American Italian Pasta Company 1992 Stock Option Plan. The shareholders cast 14,229,104 votes in the affirmative and 1,697,687 votes in the negative and shareholders holding 12,443 votes abstained from voting on the approval of the AIPC 1992 Stock Option Plan.

          The fifth matter was for the approval of the American Italian Pasta Company 1993 Nonqualified Stock Option Plan. The shareholders cast 14,634,815 votes in the affirmative and 1,289,210 votes in the negative and shareholders holding 15,209 votes abstained from voting on the approval of the AIPC 1993 Nonqualified Stock Option Plan.

          The sixth matter was for the approval of the American Italian Pasta Company 1997 Equity Incentive Plan. The shareholders cast 11,658,782 votes in the affirmative and 4,267,577 votes in the negative and shareholders holding 12,175 votes abstained from voting on the approval of the AIPC 1997 Equity Incentive Plan.

     Item 5.   Other Information
     -------------------------------
               Not applicable

     Item 6.   Exhibits and Reports on Form 8-K
     -------------------------------
               Exhibits.

                    Ex-27 Financial Data Schedule

               Reports on Form 8-K.

                    None

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN ITALIAN PASTA COMPANY



     April 28, 1999                /S/ Timothy S. Webster
     ------------------------ ----------------------------------------
     Date                     Timothy S. Webster
                              President and Chief Executive Officer
                              (Principal Executive Officer)



     April 28, 1999                /S/ Warren B. Schmidgall
     ------------------------ ----------------------------------------
     Date                     Warren B. Schmidgall
                              Senior Vice President and Chief Financial
                              Officer
                              (Principal Financial and
                              Accounting Officer)

                                    EXHIBIT INDEX


     Exhibit No.                   Description
     -----------                   ------------

     27                       Financial Data Schedule