Form 10-Q
period 1999-07-02
AMERICAN ITALIAN PASTA CO
filed 1999-07-29
CIK 849667

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the period ended:   July 2, 1999

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

          Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          The number of shares outstanding as of July 28, 1999 of the Registrant's Class A Convertible Common Stock was 18,116,397 and there were no shares outstanding of the Class B Common Stock.

                            AMERICAN ITALIAN PASTA COMPANY
                                      FORM 10-Q
                             QUARTER ENDED JUNE 30, 1999

                                  TABLE OF CONTENTS


     Part I - Financial Information                                  Page

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets at June 30, 1999
                    and September 30, 1998.                           3

                    Consolidated Statements of Income for the
                    three months ended June 30, 1999 and 1998.        4

                    Consolidated Statements of Income for the
                    nine months ended June 30, 1999 and 1998.         5

                    Consolidated Statements of Cash Flows for the
                    nine months ended June 30, 1999 and 1998.         6

                    Notes to Consolidated Financial Statements.       7-8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                        9-14

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                 14

     Part II - Other Information

          Item 1.   Legal Proceedings                                 15

          Item 2.   Changes in Securities                             15

          Item 3.   Defaults Upon Senior Securities                   15

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                  15

          Item 5.   Other Information                                 15

          Item 6.   Exhibits and Reports on Form 8-K                  15

     Signature Page                                                   16

                            AMERICAN ITALIAN PASTA COMPANY

                             CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30,  SEPTEMBER 30,
                                                  -------   -------------
                                                    1999            1998
                                                    ----            ----
                                                      (IN THOUSANDS)

          ASSETS                                        (UNAUDITED)

          Current assets:

             Cash and temporary investments       $  1,433     $  5,442

             Trade and other receivables            18,450       16,971

             Prepaid expenses and deposits           4,269        1,736

             Inventory                              26,368       28,051

             Deferred income taxes                     980          802
                                                   _______     ________
          Total current assets                      51,500       53,002

          Property, plant and equipment:

             Land and improvements                   6,476        4,834

             Buildings                              70,870       60,196

             Plant and mill equipment              194,874      149,027

             Furniture, fixtures and equipment       5,964        4,731
                                                  --------     --------
                                                   278,184      218,788

             Accumulated depreciation              (47,240)     (38,250)
                                                  --------     --------

                                                   230,944      180,538

             Construction in progress               30,187       25,069
                                                  --------     --------

          Total property, plant and equipment      261,131      205,607

          Other assets                                 653          772
                                                  --------     --------

          Total assets                            $313,284     $259,381
                                                  ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:

             Accounts payable                     $ 13,256     $ 14,030

             Accrued expenses                        8,136        7,225

             Advance customer payments               4,717        5,957

             Income tax payable                      5,518        1,342

             Current maturities of long-term debt    1,113        1,206
                                                  --------     --------

          Total current liabilities                 32,740       29,760

          Long-term debt                            81,778       48,519

          Deferred income taxes                      4,894        4,318

          Commitments and contingencies

          Stockholders' equity:

             Preferred stock, $.001 par value:

             Authorized shares   10,000,000             --           --

             Issued and outstanding shares - none

          Class A common stock, $.001 par value:

             Authorized shares   75,000,000             18           18

             Issued and outstanding shares   18,116,495 and
             18,116,397 at June 30, 1999 and 18,086,610 and
             18,086,150 at June 30, 1998

          Class B common stock, $.001 par value:

          Authorized shares   25,000,000                --           --

             Issued and outstanding shares - none

          Additional paid in capital               174,019      173,642

          Treasury stock, at cost, 98 and 460
             shares                                     (3)         (13)

          Notes receivable from officers               (63)        (124)

          Retained earnings                         19,901        3,261
                                                  --------     --------
          Total stockholders' equity               193,872      176,784

          Total liabilities and stockholders'
             equity                               $313,284     $259,381
                                                  =========    ========

             See accompanying notes to consolidated financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                          CONSOLIDATED STATEMENTS OF INCOME


                                                  THREE MONTHS ENDED

                                                       JUNE 30,
                                                   1999       1998
                                                   ----       ----

                                                     (IN THOUSANDS)

                                                       (UNAUDITED)


          Revenues                                $55,278   $53,785

          Cost of goods sold                       39,368    39,929

          Plant expansion costs                        34       865
                                                  -------   -------

          Gross profit                             15,876    12,991

          Selling and marketing expense             4,076     3,396

          General and administrative expense        1,433     1,257
                                                  -------   -------

          Operating profit                         10,367     8,338

          Interest expense, net                       326       415
                                                  -------   -------

          Income before income tax expense         10,041     7,923

          Income tax expense                        3,534     2,971
                                                  -------   -------

          Net income                               $6,507    $4,952
                                                  =======   =======
          Earnings Per Common Share:
               Net income per common
               share                                 $.36      $.28
                                                   =======  =======

               Weighted average common
                  shares outstanding               18,099    17,569
                                                  =======   =======
          Earnings Per Common Share - Assuming Dilution:
               Net income per common share
                  assuming dilution                  $.35      $.27
                                                  =======   =======
               Weighted average common
                  shares outstanding               18,675    18,305
                                                  =======   =======


             See accompanying notes to consolidated financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                          CONSOLIDATED STATEMENTS OF INCOME


                                                    NINE MONTHS ENDED

                                                         JUNE 30,

                                                    1999         1998
                                                    ----         ----

                                                      (IN THOUSANDS)

                                                        (UNAUDITED)

          Revenues                                $158,994     $135,355

          Cost of goods sold                       116,470      100,195

          Plant expansion costs                        114        1,552
                                                  --------     --------

          Gross profit                              42,410       33,608

          Selling and marketing expense             10,821        9,145

          General and administrative expense         4,225        3,630
                                                  --------     --------

          Operating profit                          27,364       20,833

          Interest expense, net                      1,245          904
                                                  --------     --------

          Income before income tax expense
             and extraordinary item                 26,119       19,929

          Income tax expense                         9,479        7,533
                                                  --------     --------

          Income before extraordinary item          16,640       12,396

          Extraordinary item:
          Loss due to early extinguishment of
             long term debt, net of income taxes        --        2,332
                                                  --------     --------

          Net income                               $16,640      $10,064
                                                  ========     ========
          Earnings Per Common Share:

          Income per common share before
             extraordinary item                       $.92         $.73

          Extraordinary item:

          Loss per common share due to early
             extinguishment of long-term debt,
             net of income taxes                        --          .14
                                                  --------     --------

          Net income per common share                 $.92         $.59
                                                  ========     ========
          Weighted average common shares
             outstanding                            18,090       16,943
                                                  ========     ========

          Earnings Per Common Share - Assuming Dilution:

             Income per common share before
               extraordinary item                     $.90         $.70

             Extraordinary item:

             Loss per common share due to
               early extinguishment of
               long-term debt, net of income
               taxes                                    --          .13

                                                  --------     --------
             Net income per common share
               assuming dilution                      $.90         $.57
                                                  ========     ========
             Weighted average common shares
               outstanding                          18,587       17,680
                                                  ========     ========

             See accompanying notes to consolidated financial statements.

                            AMERICAN ITALIAN PASTA COMPANY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                          1999         1998
                                                          ----         ----

                                                           (IN THOUSANDS)

                                                             (UNAUDITED)

          Operating activities:

          Net income                                    $16,640     $10,064

          Adjustments to reconcile net income
            to net cash provided by operations:

              Depreciation and amortization               9,581       6,598

              Deferred income tax expense                   398       2,553

              Extraordinary loss due to early
                extinguishment of long-term debt, net        --       2,332

              Changes in operating assets and liabilities:

                Trade and other receivables              (1,480)    (7,993)

                Prepaid expenses and deposits            (2,533)    (1,392)

                Inventory                                 1,683    (10,842)

                Accounts payable and accrued
                   expenses                              (2,156)     6,621

              Income tax payable                           4,178     4,498

              Other                                        (472)        29
                                                         -------    ------
          Net cash provided by operating activities       25,839    12,468

          Investing activities:

          Additions to property, plant and
            equipment                                   (63,461)   (71,526)
                                                        --------   --------
          Net cash used in investing activities         (63,461)   (71,526)

          Financing activities:

          Additions to deferred debt issuance costs          --       (325)

          Proceeds from issuance of debt                  34,000    59,842

          Principal payments on debt and capital
             lease obligations                              (834) (116,877)

          Proceeds from issuance of common
             stock, net of issuance costs                    438   115,503

          Other                                                9        --
                                                         -------   -------
          Net cash provided by financing activities       33,613    58,143
                                                         -------   -------
          Net decrease in cash and temporary
            investments                                  (4,009)      (915)

          Cash and temporary investments at
            beginning of period                           5,442      2,724
                                                        -------    -------

          Cash and temporary investments at
            end of period                                 $1,433     $1,809
                                                         =======    =======

             See accompanying notes to consolidated financial statements.

                            AMERICAN ITALIAN PASTA COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1999


          1.  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management s discussion and analysis thereof included in the Company s Annual Report on Form 10-K for the year ended October 2, 1998 and management s discussion and analysis included in Item 2 hereof.

          American Italian Pasta Company (the Company or AIPC ) uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company s first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the third fiscal quarter of fiscal years 1999 and 1998 both included thirteen weeks of activity and are described as the three month periods ended June 30, 1999 and 1998.

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

          3.  Earnings Per Share

          Dilutive securities, consisting of options to purchase the Company s Class A common stock, included in the calculation of diluted weighted average common shares were 576,000 and 497,000 shares for the three-month and nine-month periods ended June 30, 1999 and 736,000 and 737,000 shares for the three-month and nine-month periods ended June 30, 1998.

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

          Total comprehensive income was not materially different from net income for the three or nine months ended June 30, 1999 and 1998.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated October 29, 1997, which is hereby incorporated by reference and, any amendments thereto and other matters disclosed in the Company s public filings. This Form 8-K has been filed with the Securities and Exchange Commission (the SEC or the Commission ) in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

          Results of Operations

          Third quarter fiscal 1999 compared to third quarter fiscal 1998.

               REVENUES. Total revenues increased $1.5 million, or 2.8%, to $55.3 million for the three-month period ended June 30, 1999, from $53.8 million for the three-month period ended June 30, 1998. The increase for the three-month period ended June 30, 1999 was primarily due to increases in unit volume offset by lower durum wheat costs. Approximately $15.7 million in revenues for the three month period ended June 30, 1999 related to shipments of Mueller s brand pasta for Bestfoods. Total pasta shipments were up 11.5% versus the third quarter of 1998, while Bestfoods shipments were down 13.7%. The lower durum wheat costs along with changes in sales mix created an 8.2% reduction in average selling prices relative to 1998. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes; however, management expects such volume increases to be partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs.

               Revenues for the Retail market were $39.6 million in the current period, compared to $39.5 million for the three-month period ended June 30, 1998. Total Retail pasta shipments were up 2.1% versus the prior period, Private Label volume was up 24.1% offset by the reduction in Bestfoods shipments down 13.7% from the prior year period. Bestfoods shipments in the prior year were greater than consumer demand due to strong prior year shipments which were required to re-establish retail and warehouse inventions after the transition to AIPC production in the second quarter of fiscal 1998. The lower relative revenue growth is attributable to the pass through of lower durum wheat costs.

               Revenues for the Institutional market increased $1.4 million, or 10.0%, to $15.7 million for the three-month period ended June 30, 1999, from $14.3 million for the three-month period ended June 30, 1998. This increase was primarily a result of increases in volumes of 37.3% offset by lower average selling prices of 20.9% due to changes in sales mix and lower durum wheat costs. The Ingredient business volume growth was 47.0%, much of the growth is due to the ramp up of the Company's ingredient focused plant in Kenosha.

               GROSS PROFIT. Gross profit increased $2.9 million, or 22.2%, to $15.9 million for the three-month period ended June 30, 1999, from $13.0 million for the three-month period ended June 30, 1998. This increase is generally related to the revenue growth and lower per unit costs because of volume, mix, and raw material costs. This resulted in gross profit as a percentage of revenues increasing to 28.7% for the three-month period ended June 30, 1999 from 24.2% for the three-month period ended June 30, 1998. The increase in gross profit as a percentage of revenues relates to lower raw material costs, lower operating costs per unit, and lower plant expansion costs in the current quarter compared to the prior year quarter. Management expects continued increases in gross profit as a result of continued revenue increases, while gross profit as a percentage of revenues is expected to remain relatively the same as a result of changes in sales mix.

               SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $0.7 million, or 20.0%, to $4.1 million for the three-month period ended June 30, 1999, from $3.4 million for the three-month period ended June 30, 1998. Selling and marketing expense as a percentage of revenues increased to 7.4% for the three-month period ended June 30, 1999, from 6.3% for the comparable prior year period. The increase in selling and marketing expense relates to the growth in Retail market revenues, other than Bestfoods, which require higher selling and marketing costs.

               GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.2 million, or 14.0%, to $1.4 million for the three-month period ended June 30, 1999, from $1.2 million for the comparable prior year period. General and administrative expense as a percentage of revenues increased to 2.6% from 2.3%. The majority of the increase in general and administrative expense relates to higher administrative costs relating to legal and accounting fees, board of director expenses, shareholder communication expenses and other incremental costs related to being a public company.

               OPERATING PROFIT. Operating profit for the three-month period ended June 30, 1999, was $10.4 million, an increase of $2.0 million or 24.3% over the $8.3 million reported for the three-month period ended June 30, 1998, and increased as a percentage of revenues to 18.8% for the three-month period ended June 30, 1999, from 15.5% for the three-month period ended June 30, 1998 as a result of the factors discussed above.

               INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 1999, was $0.3 million, decreasing $0.1 million or 21.4% from the $0.4 million reported for the three-month period ended June 30, 1998.

               INCOME TAX. Income tax expense for the three-month period ended June 30, 1999, was $3.5 million, increasing $0.5 million from the $3.0 million reported for the three-month period ended June 30, 1998, and reflects an effective income tax rate of approximately 35.2% and 37.5% respectively. Profits for the quarter also benefited from a one-time adjustment to deferred taxes of $180,000. This adjustment is attributable to the Company's recent reduction in effective income tax rates.

               NET INCOME. Net income for the three-month period ended June 30, 1999, was $6.5 million, increasing $1.6 million or 31.4% from the $5.0 million reported for the three-month period ended June 30, 1998. Net income as a percentage of revenues was 11.8% compared with 9.2% for the same period of 1998. Diluted earnings per share were $0.35 per share for the three-month period ended June 30, 1999 compared to $0.27 per share in the comparable prior year period.

          Nine months fiscal 1999 compared to nine months fiscal 1998.

               REVENUES. Revenues increased $23.6 million, or 17.5%, to $159.0 million for nine-month period ended June 30, 1999, from $135.3 million for the nine-month period ended June 30, 1998. The increase for the nine-month period ended June 30, 1999 was primarily due to volume growth in both the Retail and Institutional markets with some offset from lower durum wheat costs. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes, however, volume increases will be partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs.

               Revenues for the Retail market increased $20.6 million, or 21.9%, to $114.7 million for the nine-month period ended June 30, 1999, from $94.1 million for the nine-month period ended June 30, 1998. The increase primarily reflects gains in Bestfoods and private label volumes which are partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs in the current period.

               Revenues for the Institutional market increased $3.0 million, or 7.3%, to $44.3 million for the nine-month period ended June 30, 1999, from $41.3 million for the nine-month period ended June 30, 1998. This increase was primarily a result of increases in Ingredient unit volumes offset by decreases in average sales prices related to the pass through of durum wheat costs.

               GROSS PROFIT. Gross profit increased $8.8 million, or 26.2%, to $42.4 million for the nine-month period ended June 30, 1999, from $33.6 million for the nine-month period ended June 30, 1998. This increase is generally related to the revenue growth. Gross profit as a percentage of revenues increased to 26.7% for the nine-month period ended June 30, 1999 from 24.8% for the nine-month period ended June 30, 1998. The increase in gross profit as a percentage of revenues relates to lower raw material costs, lower operating costs per unit, and lower plant expansion costs in the current nine month period compared to the prior period.

               SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $1.7 million, or 18.3%, to $10.8 million for the nine-month period ended June 30, 1999, from $9.1 million for the nine-month period ended June 30, 1998. Selling and marketing expense as a percentage of revenues were 6.8% for the nine-month period ended June 30, 1999, unchanged from 6.8% for the comparable prior year period.

               GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.6 million, or 16.4%, to $4.2 million for the nine-month period ended June 30, 1999, from $3.6 million for the comparable prior period. General and administrative expense as a percentage of revenues were 2.7%, unchanged from the prior period. The increase in administrative costs relates primarily to increases in legal and accounting fees, shareholder communication expenses and other incremental costs related to being a public company.

                OPERATING PROFIT. Operating profit for the nine-month period ended June 30, 1999, was $27.4 million, an increase of $6.5 million or 31.3% over the $20.8 million reported for the nine-month period ended June 30, 1998, and increased as a percentage of revenues to 17.2% for the nine-month period ended June 30, 1999, from 15.4% for the nine-month period ended June 30, 1998 as a result of the factors discussed above.

               INTEREST EXPENSE. Interest expense for the nine-month period ended June 30, 1999, was $1.2 million, increasing $0.3 million or 37.7% from the $0.9 million reported for the nine-month period ended June 30, 1998. The increase is primarily a result of increased borrowing for the Company s expansion programs, net of capitalized interest.

               INCOME TAX. Income tax expense for the nine-month period ended June 30, 1999, was $9.5 million, increasing $2.0 million from the $7.5 million reported for the nine-month period ended June 30, 1998, and reflects an effective income tax rate of approximately 36.3% and 37.8%, respectively. Profits for the nine-month period also benefited from a one-time adjustment to deferred taxes of $180,000. This adjustment is attributable to the Company's recent reduction in effective income tax rates.

               EXTRAORDINARY ITEM. During the nine-month period ended June 30, 1998, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the extinguishment and restructuring of the Company s principal bank credit agreement. There was no such item for the nine-month period ended June 30, 1999.

               NET INCOME. Net income for the nine-month period ended June 30, 1999, was $16.6 million, increasing $6.6 million or 65.3% from the $10.1 million reported for the nine-month period ended June 30, 1998. Diluted earnings per common share before the extraordinary item were $0.90 per share for the nine-month period ended June 30, 1999 compared to $0.70 per share for the nine-month period ended June 30, 1998. Diluted earnings per share after the extraordinary item were $0.90 per share for the nine-month period ended June 30, 1999 compared to $0.57 per share in the comparable prior year period.

          Financial Condition and Liquidity

               The Company's primary sources of liquidity are cash provided by operations and borrowings under its credit facility. Cash and temporary investments totaled $1.4 million, and net working capital totaled $18.8 million at June 30, 1999.

               The Company's net cash provided by operating activities totaled $25.8 million for the nine-month period ended June 30, 1999 compared to $12.5 million for the nine-month period ended
          June 30, 1998. The increase in the net cash provided by operations was due primarily to higher operating income in the current period.

               Cash used in investing activities principally relates to the Company's investments in pasta production, distribution and milling assets. Capital expenditures were $63.5 million for the nine-month period ended June 30, 1999 compared to $71.5 million in the comparable prior fiscal year period. The decrease in spending for the nine-month period ended June 30, 1999 was a result of the Company's completion of its $86.0 million South Carolina and Missouri capital expansion programs, which the Company completed during fiscal year 1998. The Company completed in the third quarter of 1999 a third plant in Kenosha, Wisconsin costing approximately $35 million. Additionally, the Company plans to spend approximately $40 million to again expand the Columbia, South Carolina and Excelsior Springs, Missouri facilities, of which approximately $32.6 million has been spent to date. The Company anticipates completion of these projects prior to fiscal year ending September 30, 1999.

               Net cash provided by financing activities was $33.6 million for the nine-month period ended June 30, 1999 compared to net cash provided of $58.1 million for the nine-month period ended June 30, 1998. The $33.6 million in 1999 is the result of borrowings to fund the capital expansion programs. The 1998 amount reflects the $115.5 million in net proceeds from the October 1997 initial public offering and the May 1998 secondary offering, $59.8 million proceeds from issuance of debt (net of $0.3 million deferred debt issuance costs) offset by $116.9 million of debt repayment.

               The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will continue to be principally for capital expenditures, repayments of indebtedness and working capital requirements.

               The Company has current commitments for $13.6 million in raw material purchases for fiscal year 1999 and has approximately $7.4 million in capital expenditures remaining under the above referenced capital expansion programs. The Company anticipates the capital expansion programs will be fully funded by the end of fiscal year 1999. The credit facility currently has a credit commitment of $150 million and has scheduled commitment reductions which begin at the end of fiscal year 1999. At this time, the current and projected borrowings under the credit facility are not expected to exceed the facility s available commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

               Management believes that net cash provided by operating and financing activities will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.

          YEAR 2000 COMPLIANCE
          --------------------

               Many computer software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant." This issue may adversely affect the operations and financial performance of the Company because its computer and other technology-based systems are an integral part of the Company's manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

               The  Company  has  completed  conversion  of   all  computer
          hardware and software systems to "year 2000 compliant" status. Although the Company is not aware of any material operational impediments associated with upgrading its technology based systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company s computer systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to the Company s operations and financial performance, material costs or both.

               Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by complicating, or otherwise affecting, the operations of any one or more of the Company's suppliers and customers. The Company has contacted its significant suppliers and customers in an attempt to identify any potential year 2000 compliance issues with them. The Company anticipates limited operational or financial impact on the Company related to year 2000 compliance issues with its suppliers and customers.

               Because of uncertainty outside the scope of suppliers and customers with respect to Year 2000 compliance issues, the Company has various contingency alternatives to support business operations. These alternatives may require the diversion of financial and other resources to fund execution of retainers, storage, transportation and inventory solutions. The Company is unable to determine the amount of these financial and other resources. The Company will also continue its communication with customers with respect to their contingency plans and initiatives such as changes to their year-end inventory position.

               The Company incurred approximately $330,000 in fiscal year 1998 and expects to incur approximately $250,000 in the fiscal year of 1999, of which $221,000 was incurred in the nine months ended June 30, 1999, to resolve the Company s year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance are being expensed as incurred, other than acquisitions of new software or hardware, which are capitalized.

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

          Item 2.     Changes in Securities
          -------------------------------
                      Not applicable

          Item 3.     Defaults Upon Senior Securities
          -------------------------------
                      Not applicable

          Item 4.     Submission of Matters to a Vote of Security Holders
          -------------------------------
                   Not applicable

          Item 5.     Other Information
          -------------------------------
                      Not applicable

          Item 6.     Exhibits and Reports on Form 8-K
          -------------------------------
                      a)  Exhibits.

                           27.  Financial Data Schedule.

                      b)  Reports on Form 8-K.

                          None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        American Italian Pasta Company



          July 28, 1999                 /S/ Timothy S. Webster
          -------------                 ----------------------
          Date                          Timothy S. Webster
                                        President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



          July 28, 1999                 /S/ Warren B. Schmidgall
          -------------                 ------------------------
          Date                          Warren B. Schmidgall
                                        Senior Vice President and
                                          Chief Financial Officer

                                    EXHIBIT INDEX


          Exhibit No.          Description
          ----------           -----------

             27.               Financial Data Schedule.