Form 10-K405
period 1999-10-01
AMERICAN ITALIAN PASTA CO
filed 1999-12-20
CIK 849667

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended:   October 1, 1999

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


     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 15, 1999 the aggregate market value of the Registrant's Class A Convertible Common Stock held by non-affiliates (using the New York Stock Exchange's closing price) was approximately $482,383,506.

     The number of shares outstanding as of December 16, 1999 of the Registrant's Class A Convertible Common Stock was 18,299,813 and there were no shares outstanding of the Class B Common Stock.

                          DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed no later than 120 days after October 1, 1999.

Introduction and Certain Cautionary Statements
----------------------------------------------

     American Italian Pasta Company's ("AIPC" or the "Company") fiscal year end is the last Friday of September or the first Friday of October. This results in a 52- or 53-week year depending on the calendar. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Annual Report on Form 10-K (this "Annual Report"), all fiscal years are described as having ended on September 30.

     The discussion set forth below, as well as other portions of this Annual Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated October 29, 1997, as amended November 2, 1999 which is hereby incorporated by reference. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov.
Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

     The Company holds a number of federally registered and common law trademarks, which are used throughout this Annual Report. The Company has registered the following marks with the U.S. Patent and Trademark Office: AIPC, American Italian Pasta Company, Pasta LaBella, Montalcino, Calabria and Heartland.

     Additionally, a number of federally registered trademarks are used throughout this Annual Report that are not owned by the Company. Mueller's is a registered trademark of Bestfoods, Inc. (formerly known as Bestfoods International, Inc.) ("Bestfoods"). San Giorgio and Ronzoni are registered trademarks of New World Pasta LLC, recently acquired from Hershey ("New World Pasta"). Prince and Creamette are registered trademarks of Borden Foods Holdings Corporation ("Borden").

                                PART I

ITEM 1.  BUSINESS.

General
-------

     American Italian Pasta Company is the largest producer and one of the fastest-growing marketers of dry pasta in North America. The Company commenced operations in 1988 with the North American introduction of new, highly-efficient durum wheat milling and pasta production technology. Management believes that the Company's singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enable AIPC to produce high-quality pasta at costs below those of many of its competitors. Management believes that the combination of AIPC's cost structure, the age of competitive production capacity and growing pasta consumption in North America creates significant opportunities for continued growth. During the fiscal year ended September 30, 1999, the Company had revenue of $220.1 million and net income of $23.5 million.

     The Company produces more than 80 dry pasta shapes in vertically-integrated milling, production and distribution facilities, strategically located in Excelsior Springs, Missouri, Columbia, South Carolina and Kenosha, Wisconsin. The construction of the Missouri plant in 1988 represented the first use in North America of a vertically-integrated, high-capacity pasta plant using Italian milling and pasta production technology. Management believes that this plant continues to be among the most efficient and highly-automated pasta facilities in North America. The South Carolina plant, which commenced operations in 1995, produces only pasta shapes conducive to high-volume production and employs a highly-skilled, self-managed work force. Management believes that the South Carolina plant is the most efficient retail pasta facility in North America in terms of productivity and conversion cost per pound. To meet the significant volume requirements of the Bestfoods Agreement and support future growth, the Company completed a capital expenditure program in fiscal 1998 to nearly double the Company's pasta production capacity and add a highly-automated durum wheat mill to its South Carolina plant. The Wisconsin plant, which commenced operations in 1999, produces industrial pasta for the ingredient business segment. Management believes the Wisconsin plant is the only pasta production facility in North America which is singularly focused on serving the rapidly growing ingredient pasta segment.

     The Company was incorporated under the laws of the State of Delaware in 1991, and is the successor by merger of a Colorado corporation incorporated in 1986. The Company's executive offices are located at 1000 Italian Way, Excelsior Springs, Missouri 64204, and its telephone number is (816)502-6000. The Company's web site is located at http://www.aipc.com. Information contained in the Company's web site shall not be deemed to be a part of this Annual Report.

Recent Developments
-------------------

     On October 20, 1999 the Company's Board of Directors approved the purchase of property in Verolanuova, Italy. The site contains a former food processing plant built in 1987 and has been vacant since 1997. Conversion of the site into a state of the art pasta production facility is expected to take about 12-18 months, at a total cost of $35-$40 million. The facility will contain the latest pasta manufacturing technology and will have an initial annual production capacity of approximately 100 million pounds. The Company will begin supplying Italian-made product to certain customers immediately through supply arrangements with current Italian producers. The production of these initial volumes will transfer to AIPC once the Italian plant is operational. The process of building a solid "on-the-ground" organization in Italy has already begun, with the addition of two Italian nationals, with combined experience in food processing of over forty years, to AIPC's Italian management team. The Company has prior associations with both of these individuals. Management believes it will have an experienced workforce to draw from, as many of the former plant employees remain in the Verolanuova area.

Products and Brands
-------------------

     AIPC's product line, comprising over 1,800 stock-keeping units ("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, the Company produces pasta to its customers' specifications. AIPC makes over 80 different shapes and sizes of pasta products in over 160 package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. AIPC contracts with third parties for the production of certain specialized pasta shapes, such as stuffing shells and manicotti, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than 1% of AIPC's total unit volume in fiscal period 1999.

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

     The Company submits its production facilities to semi-annual inspections by the American Institute of Baking ("AIB"), the leading United States baking, food processing and allied industries evaluation agency for sanitation and food safety. The Company's plants consistently achieve the AIB's highest "Superior" rating. The Company also implemented a comprehensive Hazard Analysis Critical Control Point ("HAACP") program in 1994 to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products. The Company believes that having an AIB rating of "Superior" and meeting HAACP standards have helped the Company attract new business and strengthen existing customer relationships.

Marketing and Distribution
--------------------------

     AIPC actively sells and markets its products through approximately 22 internal personnel and approximately 30 food brokers and distributors throughout the United States, Canada and Mexico. AIPC's senior management is directly involved in the selling process in all customer markets. The Company's sales and marketing strategy is to provide superior quality, a complete product offering, distinctive packaging, marketing and promotional plans specifically tailored to the customers' needs, competitive pricing and superior customer service to attract new customers and grow existing customers' pasta sales. The Company has established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. The Company has a long-term supply agreement with Sysco, the nation's largest marketer and distributor of food service products. In 1998, AIPC became the exclusive producer of Mueller's, the largest pasta brand in the United States, pursuant to a long-term manufacturing and distribution agreement with Bestfoods. AIPC is also the primary supplier of pasta to Sam's Wholesale Club ("Sam's Club"), the largest club store chain in the United States, and supplies private label and branded pasta to 15 of the 16 largest grocery retailers in the United States, including Wal-Mart, K-Mart, A&P, Publix, Albertsons, American Stores, Winn-Dixie, Kroger, and Ahold. AIPC also has long-term supply agreements with several private label customers. In addition, AIPC has developed supply relationships with leading food processors, such as Pillsbury, General Mills and Kraft Foods, which use the Company's pasta as an ingredient in their branded food products.

     One of the Company's core strengths has been the development of strong customer relationships and the establishment of a reputation as a technical and service expert in the pasta field. As part of its overall customer development strategy, AIPC uses its category management expertise to assist customers in their distribution and supply management decisions regarding pasta and new products. The Company's category management experts use on-line A.C. Nielsen's supermarket data to recommend pricing, SKU sets and shelf spacing to both private label and branded customers. AIPC representatives also assist food processors in incorporating AIPC's pasta as an ingredient in its customers' food products. The Company sponsors an annual "Pasta Technology Forum" which is a training and development program for its customers' production and new product personnel. In addition to technical education, the Company provides dedicated technical support to its institutional customers by making recommendations regarding the processing of pasta in their facilities. AIPC believes that these value-added activities provide customers with a better appreciation and awareness of the Company and its products.

     The Company consistently demonstrates its commitment to customer service through the development of enhanced customer service programs. Examples of these programs include the creation by AIPC of an Efficient Customer Response ("ECR") model which uses Electronic Data Interchange ("EDI") and vendor replenishment programs to assist its key customers, and category management services for its private label and branded customers. These programs also enable the Company to more accurately forecast production and sales demand, enabling higher utilization of production capacities and lower average unit costs.

     The Company's four primary distribution centers are strategically located in South Carolina, Wisconsin, Missouri and Southern California to serve the national market. Additionally, the Company uses public warehouses to facilitate the warehousing and distribution of its products. The Company's South Carolina and Missouri distribution centers are integrated with the Company's production facilities. Finished products are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for automated palletization and storage until shipping. The combination of integrated facilities and multiple distribution centers enables AIPC to realize significant distribution cost savings and provides lead time, fill rate and inventory management advantages to its customers. The operation of the Missouri and South Carolina distribution centers is outsourced under a long-term agreement with Lanter Company, a firm specializing in warehouse and logistics management services.

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

     AIPC's ability to produce high-quality pasta generally begins with its purchasing durum wheat directly from farmers and grower-owned cooperatives in Canada, North Dakota, Montana, Arizona and California. This purchasing method ensures that the extracted semolina meets AIPC's specifications. The Company has several sources for durum wheat and is not dependent on any one supplier or sourcing area. As a result, the Company believes that it has adequate sources of supply for durum wheat. The Company occasionally buys and sells semolina to balance its milling and production requirements. AIPC and Dakota Growers Pasta Company ("Dakota Growers") are the only major producers of pasta in North America that own vertically integrated milling and production facilities.

     Durum wheat is a cash crop whose average monthly market price has fluctuated from a low of $3.82 per bushel to a high of $7.49 per bushel in the last five years. Between December 1, 1997 and October 1, 1999, the market price of durum wheat decreased by approximately 36% from $6.47 per bushel to $4.15 per bushel. Until February 1998 durum wheat did not have a related futures market to hedge against such price fluctuations. As of February 12, 1998, durum futures began trading on the Minneapolis grain exchange. In management's view, these futures contracts have limited liquidity and other less desirable quality specifications which have precluded their use by AIPC as a durum cost hedge. The Company manages its durum wheat cost risk through cost pass-through mechanisms and other arrangements with its customers and advance purchase contracts for durum wheat which are generally less than twelve months' duration. Long-term supply agreements and other customer arrangements which allow for the pass-through of durum wheat cost changes in certain circumstances represented approximately 80% of AIPC's total revenue base.

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

     The durum wheat delivered to AIPC's mills in Missouri and South Carolina is first unloaded, blended and pre-cleaned. Next, the moisture content of the wheat is raised to the optimal level required for milling (the "tempering process"). The cleaned and tempered wheat is then conveyed to the mill where grinding, sifting, and purifying processes extract the purest possible semolina. The semolina milling is controlled from a central control room located in the mill where a single AIPC team member monitors and directs the mill's entire milling, cleaning and storage process. Semolina is then pneumatically distributed from the mill to AIPC's pasta production facilities in Missouri and South Carolina.

     With regard to the Kenosha, Wisconsin facility, AIPC purchases its raw material requirements (including semolina and semolina/flour blends) from CENEX/Harvest States under the terms of a long-term supply agreement. AIPC believes the quality of the purchased raw materials is consistent with its internally milled products. Management also believes the terms of the CENEX/Harvest States supply agreement are favorable versus other market options.

     After being mixed with water, the semolina is extruded into the desired shapes, travels through computer-controlled high-temperature dryers, and is stabilized at room temperature. The Company's entire pasta production process is electronically controlled by programmable logic computers (PLCs) which enable all of the production lines to be operated and monitored by minimal staff. The pasta is then packaged in a wide variety of packaging configurations on highly-automated film, carton and bulk packaging systems and forwarded through automated conveyors to the distribution center to be palletized and stored prior to shipment.

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

Dependence on Major Customers
-----------------------------

     Historically, a limited number of customers have accounted for a substantial portion of the Company's revenues. During the fiscal years ended September 30, 1999, 1998 and 1997, Sysco accounted for approximately 16%, 19% and 27%, respectively, and sales to Sam's Club accounted for approximately 13%, 15% and 22%, respectively, of the Company's revenues. During fiscals 1999 and 1998, sales to Bestfoods accounted for approximately 29% and 24% of the Company's revenues. There were no sales to Bestfoods in 1997. The Company expects it will continue to rely on a limited number of major customers for a substantial portion of its revenues in the future. The Company has an exclusive supply contract with Sysco (the "Sysco Agreement") through June 2003, with a renewal option by Sysco for one additional three-year period. The Company has a long-term manufacturing and distribution agreement with Bestfoods that includes a minimum volume commitment of 175 million pounds per calendar year. The term of the contract is through December 31, 2006, with a three-year renewal term at the option of Bestfoods. The Company does not have long-term supply contracts with a substantial number of its other customers, including Sam's Club. Accordingly, the Company is dependent upon its other customers to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. An adverse change in, or termination or expiration without renewal of, the Company's relationships with or the financial viability of one or more of its major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, certain exclusivity provisions of the Sysco Agreement and Bestfoods Agreement prevent AIPC from producing and supplying competitors of Sysco and Bestfoods with certain pasta products. Under the Sysco Agreement, the Company is restricted from supplying pasta products to certain food service businesses other than Sysco without Sysco's prior consent. Under the Bestfoods Agreement, AIPC may not produce branded retail pasta for Borden, New World Pasta or Barilla Alimentare S.p.A. ("Barilla") without Bestfoods' consent, and is limited to the production of an aggregate of 12 million pounds of branded pasta products annually for other branded marketers.

     Under the Bestfoods Agreement, Bestfoods closed the facilities dedicated to the production of Mueller's brand pasta and AIPC became the exclusive producer of Mueller's, with the exception of certain specialty items which are purchased from other suppliers. Bestfoods is a global food company, and its Mueller's pasta line is the oldest and largest pasta brand in the United States with an annual sales volume averaging approximately 180 million pounds over the last five calendar years. AIPC is paid on a "cost plus" basis in an amount equal to total actual cost of production plus a specified profit per pound of pasta produced. Bestfoods has a minimum volume commitment of 175 million pounds per calendar year. AIPC may also benefit from additional cost savings resulting from improved productivity. The term of the contract is through December 31, 2006 with a three-year renewal term at the option of Bestfoods. The Bestfoods Agreement may be terminated by Bestfoods upon certain events, including (i) a failure by AIPC to satisfy certain minimum production requirements for any reason other than the fault of Bestfoods or events demonstrably beyond AIPC's control, or (ii) AIPC's merger with, or sale of substantially all of its assets to, Borden, New World Pasta or Barilla.

     Pursuant to the Sysco Agreement, AIPC is the primary supplier of pasta for Sysco and has the exclusive right to supply pasta to Sysco for sale under Sysco's name. Sysco, which operates from approximately 65 operations and distribution facilities nationwide, provides products and services to approximately 230,000 restaurants, hotels, schools, hospitals, and other institutions, as well as the U.S. government. For the year ended September 30, 1999, sales to Sysco represented approximately 16% of the Company's net revenues. Sysco recently exercised its option to renew its agreement with AIPC for an additional three years through June 30, 2003, and has an option to renew the agreement for one additional three-year period. AIPC products are sold to Sysco on a cost-plus basis, with annual adjustments based on the prior year's costs. Under the Sysco Agreement, AIPC may not supply pasta products to any business other than Sysco in the United States, Mexico or Canada that operates as, or sells to, institutions and businesses which provide food for consumption away from home (i.e. food service businesses) without Sysco's prior consent. Sysco has honored the Company as one of its top 10 suppliers out of its over 1,500 supplier base for four consecutive years. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of AIPC's Missouri plant.

Competition
-----------

     The Company operates in a highly competitive environment against numerous well-established national, regional and foreign companies, and many smaller companies. The Company's competitors include both independent pasta producers and pasta divisions and subsidiaries of large food products companies. The Company competes in the procurement of raw materials, the development of new products and product lines, the improvement and expansion of previously introduced products and product lines and the production, marketing and distribution of its products. Some of these companies have longer operating histories, significantly greater brand recognition and financial and other resources than the Company. AIPC's products compete with a broad range of food products, both in the retail and institutional customer markets. Competition in these markets generally is based on product quality and taste, pricing, packaging and customer service and logistics capabilities. The Company believes that it currently competes favorably with respect to these factors.

     The Company's direct competitors include large multi-national companies such as Borden Foods Co. with brands such as Prince and Creamette; and New World Pasta LLC with brands such as American Beauty, San Giorgio and Ronzoni, (which New World recently acquired from Hershey) and regional U.S. producers of retail and institutional pasta such as Dakota Growers Pasta Co., Philadelphia Macaroni Co. Inc. and A. Zerega's Sons, Inc., each an independent producer, and foreign companies such as Italian pasta producers De Cecco ("De Cecco") and Barilla. The Company also competes against food processors such as Kraft Foods, General Mills, Inc., American Home Food Products Corporation, Campbell Soup Company and Stouffers Corp., that produce pasta internally as an ingredient for use in their food products.

     The Company's competitive environment depends to a significant extent on the aggregate industry capacity relative to aggregate demand for pasta products. Several domestic pasta producers have recently completed production capacity additions. In addition to AIPC's capital expansions, management believes that these capacity additions represent more than 200 million pounds of additional pasta production capacity in aggregate. Dakota Growers increased the capacity of its durum wheat mill and has purchased two former Borden pasta plants in Minneapolis. Barilla completed a pasta production plant near Ames, Iowa with an estimated annual pasta capacity of 150-200 million pounds. Two major pasta producers have reduced their pasta production capacity. Borden sold three plants and closed three plants out of its ten North American pasta plants in 1997 and 1998, and Bestfoods eliminated its capacity of approximately 180 million pounds in 1997.

     Several foreign producers, based principally in Italy and Turkey, have aggressively targeted the U.S. pasta market in recent years. In 1996, a U.S. Department of Commerce investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, the U.S. International Trade Commission of the Department of Commerce ("Commerce"), imposed anti-dumping and countervailing duties on Italian and Turkish imports ("the 1996 Anti-dumping Order"). In December 1998, Commerce announced the final results of its review of 1996 Anti-dumping Order for three Turkish producers. Commerce indicated that one of the producers had not had any shipments during the review period (January 19, 1996 to June 30, 1997), maintained the anti-dumping and countervailing duties for another Turkish producer and repealed such duties for the third. In addition, Commerce is conducting an administrative review of its 1996 Anti-dumping Order relating to 8 Italian pasta producers, including Barilla and De Cecco. Commerce maintained the anti-dumping duties for most of the Italian pasta producers, including Barilla. While such duties may enable the Company and its domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there can be no assurance that the duties will be maintained for any length of time, or that these or other foreign producers will not sell competing products in the United States at prices less than those of the Company. Bulk imported pasta, and pasta produced in the U.S. by foreign firms, are generally not subject to such anti-dumping and countervailing duties. Foreign pasta producers generally may avoid such duties by importing bulk pasta into the United States and repackaging it in U.S. facilities for distribution. A leading branded Italian producer, Barilla, completed a pasta production plant in Ames, Iowa in 1999.

Pasta Industry and Markets
--------------------------

     North American pasta consumption was approximately 5.0 billion pounds in 1997. The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii) Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

     Pasta is a staple of the North American diet. It is widely recognized that pasta is an inexpensive, convenient and nutritious food. The U.S. Department of Agriculture places pasta on the foundation level of its pyramid of recommended food groups. Products such as flavored pasta, prepared sauces, boxed pasta dinners, and both frozen and shelf-stable prepared pasta entrees support consumers' lifestyle demands for convenient at-home meals. Pasta continues to grow in popularity in restaurants as Americans continue to dine away from home more frequently.

     Pasta Production Capacity. Management believes that pasta producers have historically rationalized their existing production facilities. Within the past several years, however, there has been an increase in some pasta producers' capital reinvestment. Upon completion of the planned expansion in 1999, AIPC increased its production capacity to over 800 million pounds since commencing operations in 1988. Several domestic pasta producers have recently completed production facility additions or announced their intention to increase domestic production capacity. In addition to AIPC's planned capital expansion, management believes that these capacity additions represent more than 200 million pounds in aggregate. Dakota Growers recently increased the capacity of its durum wheat mill. Barilla recently completed a pasta production plant near Ames, Iowa with an estimated annual pasta capacity of over 150-200 million pounds. Two major pasta producers have also recently announced planned reductions in pasta production capacity. Borden sold three plants and closed three plants out of its ten North American pasta plants in 1997 and 1998, and Bestfoods eliminated its capacity of approximately 180 million pounds in 1997.

     Management estimates pasta imported from foreign producers during 1999 represented approximately 8-10% of the U.S. dry pasta market, and that of this amount, approximately 80% originated from producers in Italy and Turkey. The primary foreign suppliers of pasta with which the Company competes are Barilla and De Cecco.

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

     Customer Markets - Retail. New World Pasta, Borden, Barilla, and Bestfoods together represent a majority of the branded Retail market. New World Pasta, which primarily competes in the branded Retail market and whose retail brands include Ronzoni, San Giorgio, Skinner and American Beauty, is the industry's branded leader and sold 23.7% of the total pounds sold in the branded Retail market for the year ended September 30, 1999. During 1999, Hershey sold its pasta business to New World Pasta LLC. Borden, which sold 16.7% of the total pounds in the Retail market for the year ended September 30, 1999, has shifted its strategy to focus on its branded pasta and sauce products, which include Creamette, Prince, Catelli, Merlino's and Anthony's, and to exit private label pasta production and sales. Bestfoods participates in the Retail market with Mueller's, the oldest and largest pasta brand in the United States. AIPC directly participates in the branded Retail market by producing and distributing Pasta LaBella flavored pasta and indirectly participates in such market by processing and distributing Mueller's brand pasta for Bestfoods.

     Between the Company's first fiscal quarter of 1994 and the fourth fiscal quarter of 1999, sales of private label pasta products increased from 18.6% to 23.4% of the total pounds of pasta sold in the Retail market according to A.C. Nielsen. Management believes that sales of private label pasta products will continue to grow at a rate in excess of the overall Retail pasta market. AIPC is the leading supplier of private label retail pasta, and management believes that the private label category continues to offer significant growth and profit opportunities to retailers and efficient producers. Retailers often prefer high-quality private label products to branded products because private label products typically enable retailers to generate higher margins and maintain greater control of in-store merchandising. While consumers traditionally have viewed private label products as having lower quality than branded products, management believes that new high-quality private label products have begun to change this perception. Management attributes some of this change in the private label market to the increasingly upscale image, improved packaging, higher product quality and competitive prices of private label products.

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

Employees
---------

     As of September 30, 1999, the Company employed 562 full-time persons, of whom 162 were salaried employees and 400 were hourly employees. The Company's employees are not represented by any labor unions. AIPC considers its employee relations to be excellent.

ITEM 2.   PROPERTIES.

     Production Facilities. AIPC's pasta production plants are located near Kansas City in Excelsior Springs, Missouri, in Columbia, South Carolina and in Kenosha, Wisconsin. These facilities are strategically located to support North American distribution of AIPC's products and benefit from the rail and interstate highway infrastructure. At September 30, 1999, the Company's facilities had combined annual milling and production capacity of approximately 600 million pounds of durum semolina and approximately 800 million pounds of pasta. On October 20, 1999 the Company's Board of Directors approved the purchase of property in Verolanuova, Italy. The site contains a former food processing plant built in 1987 and has been vacant since 1997. Conversion of the site into a state of the art pasta production facility is expected to take about 12-18 months, at a total cost of $35-$40 million. The facility will contain the latest pasta manufacturing technology and will have an initial annual production capacity of approximately 100 million pounds.

     AIPC's 1999 capital expenditure program increased AIPC's pasta production capacity from 620 million pounds per year to over 800 million pounds per year. At the Company's Missouri facility, the Company expanded its product range to include automated production and packaging of lasagna. Additionally, the Company added two production lines and highly efficient retail packaging systems to the South Carolina facility. The capital expenditures program also included the construction of a pasta production facility which adjoins a Harvest States' owned wheat mill in Kenosha, Wisconsin.

     Distribution Centers. The Company currently owns the distribution center adjoining its Missouri plant and leases under a capital lease its distribution center in South Carolina. In addition, the Company leases space in public warehouses located in California, Florida, South Carolina, Missouri and Massachusetts.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in AIPC's Definitive Proxy Statement which will be filed no later than 120 days after September 30, 1999. All executive officers are elected annually and serve at the discretion of the Board of Directors. Certain of the executive officers have employment agreements with the Company.

     The following table sets forth certain information concerning each of the executive officers of the Company as of September 30, 1999.

NAME                           AGE   POSITION
----                           ---   --------
Horst W. Schroeder . . . .     58    Chairman of the Board
                                     of Directors

Timothy S. Webster . . . .     38    President and
                                     Chief Executive Officer;
                                     Director

Norman F. Abreo. . . . . .     49    Executive Vice President -
                                     Operations

David E. Watson. . . . . .     44    Executive Vice President -
                                     Operations Support and Technology

David B. Potter. . . . . .     40    Executive Vice President and General
                                     Manager -- Industrial Markets

Warren B. Schmidgall . . .     49    Senior Vice President and
                                     Chief Financial Officer

Jerry H. Dear. . . . . . .     52    Senior Vice President -
                                     Retail Markets

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

     Norman F. Abreo joined the Company in December 1991, serving initially as the Company's Vice President -- Manufacturing. He became Senior Vice President -- Operations in June 1995, and Executive Vice President -- Operations in June 1997. Prior to joining the Company, he was Plant Manager for the Coca-Cola Enterprises, Inc. plant in New Orleans, Louisiana, from December 1987 to December 1991; Director of Operations for Borden Pasta Group from December 1985 to December 1987; and Plant Manager of the Borden Pasta Group's New Orleans facility from March 1979 to December 1985.

     David E. Watson joined the Company in June 1994 as its Senior Vice President and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in June, 1997. He was promoted to Executive Vice President -- Operations Support and Technology in July 1998. Prior to joining AIPC, Mr. Watson spent 18 years with the accounting firm of Arthur Andersen & Co., most recently as partner-in-charge of its Kansas City and Omaha Business Consulting Group practice. Mr. Watson is a certified public accountant.

     David B. Potter joined the Company in 1993 as its Director of Procurement. He was named Vice President in 1994 and Senior Vice President -- Procurement in June 1997. He was promoted to Executive Vice President and General Manager - Industrial Markets in July 1998. Before joining the Company, Mr. Potter had worked in numerous areas of Hallmark Cards and its subsidiary, Graphics International Trading Company, from 1981 to 1993, most recently as Business Logistics Manager.

     Warren B. Schmidgall joined the Company in October 1998 as Senior Vice President and Chief Financial Officer. Prior to AIPC, Mr. Schmidgall worked in various executive positions at Hill's Pet Nutrition, Inc. from February 1980 to October 1998, including Chief Financial Officer and, most recently, Executive Vice President, Business Development.

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

     The range of the high and low prices per share of the Company's common stock for fiscal 1999 and 1998 is as follows:

                                Year Ended               Year Ended
                            SEPTEMBER 30, 1999      SEPTEMBER 30, 1998

                              High         Low         High        Low
                              ----         ---         ----        ---

First Quarter                $26.50      $17.625      $26.00      $19.25
Second Quarter               $29.00      $22.25       $37.25      $23.25
Third Quarter                $30.625     $24.125      $38.75      $30.00
Fourth Quarter               $30.625     $25.625      $39.50      $24.625

     As of December 16, 1999, there were 5,265 holders of the Company's Class A common stock. No shares of the Company's Class B Convertible Common Stock, par value $0.001 per share (the "Class B common stock" and together with the Class A common stock, the "Common Stock") are outstanding on the date of this Annual Report.

     The Company has not declared or paid any dividends on its Common Stock to date and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain earnings for the foreseeable future to provide funds for the operation and expansion of its business and for the repayment of indebtedness. The borrowing agreements relating to the Company's current credit facility contain certain provisions which effectively prohibit the payment of dividends. Future borrowing agreements of the Company may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company has no restricted retained earnings at September 30, 1999.

Securities Sold in Unregistered Offerings during Fiscal Year 1999
-----------------------------------------------------------------
     None.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected statement of operations data for the fiscal years ended September 30, 1999, 1998 and 1997, and the selected balance sheet data as of September 30, 1999 and 1998 are derived from the Consolidated Financial Statements including the Notes thereto of the Company audited by Ernst & Young LLP, independent auditors, appearing elsewhere in this Annual Report. The selected statement of operations data for the nine-month fiscal period ended September 30, 1996 and the year ended December 31, 1995 and the selected balance sheet data as of September 30, 1997, 1996, and December 31, 1995 have been derived from financial statements of the Company not included herein, which have been audited by Ernst & Young LLP. The selected statement of operations data for the twelve-month period ended September 30, 1996 and the balance sheet data as of September 30, 1996 has been derived from the Company's unaudited internal financial statements, which in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position of the Company. The statement of operations data of the Company for the twelve-month period ended September 30, 1996 is included herein only for comparison purposes. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report. The Company has not paid any dividends on its Class A common stock during the periods indicated below.

                                                                                         NINE-MONTH
                                                                      TWELVE-MONTH      FISCAL PERIOD      FISCAL YEAR
                                          FISCAL YEARS ENDED          PERIOD ENDED          ENDED             ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,     SEPTEMBER 30,      DECEMBER  31,
                                  1999          1998         1997         1996             1996(1)             1995
                                  ----          ----         ----        ----             -------             ----
                                                                       (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues                        $220,149      $189,390     $129,143     $121,149          $92,074            $92,903
Cost of goods sold               160,449       140,110       93,467       91,230           68,555             73,851
Plant expansion costs(2)             130         1,606           --           --               --              2,065
                                --------      --------     --------     --------          -------            -------
Gross profit                      59,570        47,674       35,676       29,919           23,519             16,987
Selling and marketing expense,
   including product
   introduction costs(3)          14,855        12,984       13,664       18,445           16,798              5,303
General and administrative
   expense                         5,580         4,948        3,766        3,686            2,805              2,930
                                --------      --------     --------     --------          -------            -------
Operating profit                  39,135        29,742       18,246        7,788            3,916              8,754
Interest expense, net              2,098         1,539       10,119       10,770            8,023              8,008
                                --------      --------     --------     --------          -------            -------
Income (loss) before income tax
   Expense (benefit) and
   Extraordinary loss             37,037        28,203        8,127       (2,982)          (4,107)               746
Income tax expense (benefit)      13,519        10,557        3,070       (1,139)          (1,556)               270
Extraordinary loss, net of
   Income taxes(4)                    --         2,332           --        1,647            1,647                 --
                                --------      --------     --------     --------          -------            -------
Net income (loss)                $23,518       $15,314       $5,057      $(3,490)         $(4,198)              $476
                                ========      ========     ========     ========          =======            =======
Net income (loss) per
   Common share (Basic):
   Before extraordinary item       $1.30         $1.03        $0.44       $(0.18)          $(0.25)             $0.05
   Extraordinary item                 --         (0.14)          --        (0.16)           (0.16)                --
                                --------      --------     --------     --------          -------            -------
   Total                           $1.30         $0.89        $0.44       $(0.34)          $(0.41)             $0.05
                                ========      ========     ========     ========          =======            =======

Weighted average
   Common shares outstanding      18,108        17,223       11,466       10,219           10,223             10,445

Net income (loss) per
   Common share assuming dilution:
   Before extraordinary item       $1.26         $0.98        $0.42       $(0.18)          $(0.25)             $0.05
   Extraordinary item                 --         (0.13)          --        (0.16)           (0.16)                --
                                --------      --------     --------     --------          -------            -------
   Total                           $1.26         $0.85        $0.42       $(0.34)          $(0.41)             $0.05
                                ========      ========     ========     ========          =======            =======

Weighted average common
   Shares outstanding             18,621        17,937       12,119       10,219           10,223             10,433

BALANCE SHEET DATA
   (AT END OF PERIOD):
Cash and temporary investments    $3,088        $5,442       $2,724       $1,818           $1,818                $18
Working capital                   29,222        23,242       12,188       (1,601)          (1,601)             6,632
Current Ratio                       212%           89%         181%          95%              95%               137%
Net Property, Plant & Equipment  266,124       205,607      125,234      103,753          103,753            105,379
Total assets                     322,222       259,381      158,175      141,688          141,688            135,424
Long-term debt, less current
   Maturities                     81,467        48,519      100,137       93,284           93,284             97,452
Stockholders' equity             201,730       176,784       42,984       15,969           15,969             20,067
Total Debt/Total Capitalization      29%           22%          70%          88%              88%                83%

<F1>
     (1)  The Company adopted a fiscal year ending on the last Friday of September or the first Friday of October, effective beginning with the nine-month fiscal period ended September 27, 1996 and for all subsequent fiscal periods. For purposes of this Form 10-K, the 1999, 1998 and 1997 fiscal years and the 1996 nine-month fiscal period are shown as having ended on September 30.

<F2>
     (2)  Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, are reported as a separate line item in the statement of operations.

<F3>
     (3)  Selling and marketing expense includes incremental product introduction costs, including payment of product placement or "slotting" fees, related to the Company's launch of its Pasta LaBella flavored pasta products into the U.S.
retail market. The Company did not incur such product introduction costs prior to the fiscal period ended September 30,
1996. There were no such costs during the fiscal year ended September 30, 1999 and 1998. Product introduction costs were incurred as follows: $2.9 million for the fiscal year ended September 30, 1997 and $8.1 million for the nine-month and twelve-month periods ended September 30, 1996.

<F4>
     (4)  Represents losses due to early extinguishment of long-term debt, net of income taxes.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction and Certain Cautionary Statements
----------------------------------------------

     Management's discussion and analysis of the Company's financial condition and results of its operations focuses on and is intended to clarify the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent auditor's report thereon), the description of the Company's business, all as set forth in this Annual Report, as well as the risk factors discussed in the Company's Current Report on Form 8-K dated October 29, 1997 (the "Risk Factors"), and amended November 2, 1999, which has been incorporated by reference into this Annual Report as if it is fully set forth herein.

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

     The Company changed its fiscal year end from December 31 to the last Friday of September or the first Friday of October. This change resulted in a nine-month fiscal year for 1996 and a 53-week year for fiscal 1997, a 52-week year for fiscal 1998, and a 52- or 53-week year for all subsequent fiscal years. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Form 10-K, the Company's fiscal years are described as having ended on September 30.

Results of Operations
---------------------

     The following table sets forth certain statement of income data of the Company, expressed as a percentage of revenues, for each of the periods presented.

                                                FISCAL YEARS ENDED
                                                   SEPTEMBER 30,
                                          1999         1998          1997
                                          ----         ----          ----
Revenues:
   Retail                                 72.8%        71.0%         56.7%
   Institutional                          27.2%        29.0%         43.3%
                                         ------       ------        ------
Total Revenues                           100.0%       100.0%        100.0%
                                         ------       ------        ------
Cost of goods sold                         72.9         74.0          72.4
Gross profit before plant
  expansion costs                          27.1         26.0          27.6
Plant expansion costs                        --          0.8            --
                                         ------       ------        ------

Gross profit                               27.1         25.2          27.6

Selling and marketing expense               6.8          6.9          10.6

General and administrative expense          2.5          2.6           2.9
Operating profit                           17.8         15.7          14.1
Interest expense, net                       1.0          0.8           7.8
Income tax expense                          6.1          5.6           2.4
Extraordinary loss, net of income tax        --          1.2            --
                                         ------       ------        ------
Net income                                10.7%         8.1%          3.9%
                                         ======       ======        ======

         FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED
                                  SEPTEMBER 30, 1998

     REVENUES. Revenues increased $30.8 million, or 16.2%, to $220.1 million for the fiscal year ended September 30, 1999, from $189.4 million for the fiscal year ended September 30, 1998. The revenue increase was primarily due to volume growth of 28.6% over the prior year, offset by lower average selling prices. The pass-through of lower durum wheat costs, along with changes in sales mix, created a 10.2% reduction in average selling prices. Management expects increases in revenue in fiscal 2000 due to grow with existing customers and new customer accounts.

     Revenues for the Retail market increased $25.7 million, or 19.1%, to $160.2 million for the fiscal year ended September 30, 1999, from $134.5 million for the fiscal year ended September 30, 1998. The increase primarily reflects volume growth of 27.3% over the prior year, offset by lower average selling prices. The pass-through of lower durum wheat costs, primarily, created a 7.2% reduction in average selling prices.

     Revenues for the Institutional market increased $5.1 million, or 9.3%, to $60.0 million for the fiscal year ended September 30, 1999, from $54.9 million for the fiscal year ended September 30, 1998. This increase was primarily a result of volume growth of 31.2% over the prior year, offset by lower average selling prices. The pass-through of lower durum wheat costs, along with changes in sales mix, generated by rapid growth of ingredient revenues, created an 18.4% reduction in average selling prices.

     GROSS PROFIT. Gross profit increased $11.9 million, or 25.0%, to $59.6 million for the fiscal year ended September 30, 1999, from $47.7 million for the fiscal year ended September 30, 1998. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues increased to 27.1% for the fiscal year ended September 30, 1999 from 25.2% for the fiscal year ended September 30, 1998. The increase in gross profit as a percentage of revenues relates to lower raw material costs, lower operating costs per unit and lower plant expansion costs. Management expects increases in gross profit in 2000 as a result of volume and related revenue increases.

     SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $1.9 million, or 14.4%, to $14.9 million for the fiscal year ended September 30, 1999, from $13.0 million reported for the fiscal year ended September 30, 1998. Selling and marketing expense as a percentage of revenues decreased to 6.8% for the fiscal year ended September 30, 1999, from 6.9% for the comparable prior period.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.6 million, or 12.8%, to $5.6 million for the fiscal year ended September 30, 1999, from $4.9 million reported for the comparable period last year, but decreased as a percentage of revenues from 2.6% to 2.5%.

     OPERATING PROFIT. Operating profit for the fiscal year ended September 30, 1999, was $39.1 million, an increase of 31.6% over the $29.7 million reported for the fiscal year ended September 30, 1998. Operating profit increased as a percentage of revenues to 17.8% for the fiscal year ended September 30, 1999, from 15.7% for the fiscal year ended September 30, 1998.

     INTEREST EXPENSE. Interest expense for the fiscal year ended September 30, 1999, was $2.1 million, increasing 36.3% from the $1.5 million reported for the fiscal year ended September 30, 1998. The increase was primarily the result of increased borrowing for the Company's expansion programs, net of capitalized interest.

     INCOME TAX. Income tax for the fiscal year ended September 30, 1999, was $13.5 million, increasing $3.0 million from the $10.5 million reported for the fiscal year ended September 30, 1998, and reflects an effective income tax rate of approximately 37%.

     EXTRAORDINARY ITEM. During the fiscal year ended September 30, 1998, the Company incurred a $2.3 million (net of tax) extraordinary loss due to the write-off of deferred debt issuance costs in conjunction with the October 1997 extinguishment and restructuring of the Company's principal bank credit agreement. There was no such item in the 1999 period.

     NET INCOME. Net income for the fiscal year ended September 30, 1999, was $23.5 million, increasing from the $15.3 million reported for the fiscal year ended September 30, 1998. Net income per common share-assuming dilution was $1.26 in fiscal 1999 compared to $0.85 per share for the fiscal year ended September 30, 1998.

        FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED
                                SEPTEMBER 30, 1997

     REVENUES. Revenues increased $60.2 million, or 46.7%, to $189.4 million for the fiscal year ended September 30, 1998, from $129.1 million for the fiscal year ended September 30, 1997. The revenue increase for the fiscal year ended September 30, 1998 was primarily due to increases in unit volume including the initiation of sales of Mueller's brand pasta to Bestfoods, favorable changes in sales mix and increases in average selling prices related to the pass through of higher durum wheat costs.

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

     GROSS PROFIT. Gross profit increased $12.0 million, or 33.6%, to $47.7 million for the fiscal year ended September 30, 1998, from $35.7 million for the fiscal year ended September 30, 1997. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues decreased to 25.2% for the fiscal year ended September 30, 1998 from 27.6% for the fiscal year ended September 30, 1997. The decrease in gross profit as a percentage of revenues relates to the relatively lower gross margin earned on Bestfoods volumes, lower sales volumes of the relatively higher margin Pasta LaBella flavored pasta and plant expansion costs.

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

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.2 million, or 31.4%, to $4.9 million for the fiscal year ended September 30, 1998, from $3.8 million reported for the comparable prior period, but decreased as a percentage of revenues from 2.9% to 2.6%. The increase in general and administrative costs primarily relates to increases in legal and accounting fees, shareholder communication expenses and other incremental costs related to the Company's first year as a public company.

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

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity are cash provided by operations and borrowings under its credit facility. The Company also generated liquidity through the sale of equity in 1998, which proceeds were used to reduce debt and to finance capital expansions. Cash and temporary investments totaled $3.1 million and net working capital totaled $29.2 million at September 30, 1999.
At September 30, 1998, cash and temporary cash investments totaled $5.4 million and working capital totaled $23.2 million. The $6.0 million increase in working capital was financed with the existing credit facility and the increases in the Company's operating results.

     The Company's net cash provided by operating activities totaled $38.0 million for the fiscal year ended September 30, 1999 compared to $28.4 million for the fiscal year ended September 30, 1998 and $23.1 million for the fiscal year ended September 30, 1997. The increases during these periods are primarily a result of increases in net income before non-cash charges, offset by volume related increases in net working capital investment.

     Cash flow used in investing activities principally relates to the Company's investments in production, distribution, milling and MIS assets. Capital expenditures were $74.0 million for the fiscal year ended September 30, 1999, $84.8 million for the year ended September 30, 1998 and $28.4 million for the fiscal year ended September 30, 1997. The increase in spending for the fiscal years ending September 30, 1999 and 1998 was planned and is a result of the Company's previously referenced capital expansion programs.

     Net cash provided by financing activities was $33.7 million for the fiscal year ended September 30, 1999 compared to $59.0 million for the fiscal year ended September 30, 1998. The $33.7 million is primarily a result of $34.0 million proceeds from issuance of debt. The $59.0 million is primarily a result of (1) $114.5 million in net proceeds from the fiscal 1998 Initial and Secondary Public Equity Offerings, which were substantially used for repayment of short-term and long-term borrowings (2) $60.8 million proceeds from issuance of debt (net of $.3 million deferred debt issuance costs) partially offset by the $117.1 million principal payments on debt and capital lease obligations. Net cash provided by financing activities was $6.3 million for the year ended September 30, 1997, as a result of net borrowings required to fund the Company's operations and working capital.

     At September 30, 1999, the three-month LIBOR rate was 6.08%, and the Company's aggregate, weighted average bank debt borrowing rate was 6.3%.

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

     The Company has committed to spend $11 million on raw material purchases for fiscal year 2000. The Company has committed approximately $25 million to expand its existing manufacturing, milling and distribution facilities. Additionally, the Company has committed approximately $35-40 million to construct a pasta manufacturing facility in Verolanuova, Italy. The site contains a former food processing plant built in 1987 and has been vacant since 1997. Conversion of the site into a state of the art pasta production facility is expected to take about 12-18 months, at a total cost of $35-$40 million.
The facility will contain the latest pasta manufacturing technology and will have an initial annual production capacity of approximately 100 million pounds. The expansion costs will be funded from the available bank credit facilities and cash provided by operations. The Company expects to fund these commitments from operations and borrowings under the current revolving credit facility. The current credit facility has scheduled reductions in the amount of the commitment that began at the end of fiscal year 1999. At this time, the expected borrowings outstanding under the current credit facility (assuming the full $65 million remaining capital expenditure commitment is funded under the facility) do not exceed the facility's minimum commitment.
The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced.

     Management believes that net cash provided by operating activities and net cash provided by financing activities will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.

Year 2000
---------

     Many computer software and hardware systems currently are not, or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant." This issue may adversely affect the operations and financial performance of the Company because its computer and other technology-based systems are an integral part of the Company's manufacturing and distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

     The Company has completed conversion of all computer hardware and software systems to "year 2000 compliant" status. Although the Company is not aware of any material operational impediments associated with upgrading its technology based systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company's computer systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to the Company's operations and financial performance, material costs or both.

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

     The Company incurred approximately $330,000 in fiscal year 1998 and approximately $250,000 in fiscal year 1999, to resolve the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance are being expensed as incurred, other than acquisitions of new software or hardware, which are capitalized.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      AMERICAN ITALIAN PASTA COMPANY

                   INDEX TO AUDITED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Auditors                                              30

Consolidated Balance Sheets at September 30, 1999 and 1998                  31

Consolidated Statements of Income for the years ended
  September 30, 1999, 1998 and 1997                                         32

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1999, 1998 and 1997                                         33

Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997                                         34

Notes to Consolidated Financial Statements                                  35

                          REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Italian Pasta Company

     We have audited the accompanying consolidated balance sheets of American Italian Pasta Company (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Italian Pasta Company at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                                      /s/ Ernst & Young LLP

Kansas City, Missouri
October 27, 1999

                         AMERICAN ITALIAN PASTA COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30,        SEPTEMBER 30,
                                              1999                  1998
                                              ----                  ----
                                                   (In thousands)
ASSETS
Current assets:
   Cash and temporary investments          $  3,088              $  5,442
   Trade and other receivables               22,018                16,971
   Prepaid expenses and deposits              3,952                 1,736
   Inventory                                 25,227                28,051
   Deferred income taxes (Note 3)             1,031                   802
                                           --------              --------
Total current assets                         55,316                53,002
Property, plant and equipment:
   Land and improvements                      6,953                 4,834
   Buildings                                 75,677                60,196
   Plant and mill equipment                 219,725               149,027
   Furniture, fixtures and equipment          7,239                 4,731
                                           --------              --------
                                            309,594               218,788
   Accumulated depreciation                 (51,156)              (38,250)
                                           --------              --------
                                            258,438               180,538
   Construction in progress                   7,686                25,069
                                           --------              --------
Total property, plant and equipment         266,124               205,607
Other assets                                    782                   772
                                           --------              --------
Total assets                               $322,222              $259,381
                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $ 15,187              $ 14,030
  Accrued expenses                            9,763                 7,225
  Advance customer payments                      --                 5,957
  Income tax payable                             --                 1,342
  Current maturities of long-term debt
     (Note 2)                                 1,144                 1,206
                                           --------              --------
Total current liabilities                    26,094                29,760
Long-term debt (Note 2)                      81,467                48,519
Deferred income taxes (Note 3)               12,931                 4,318
Commitments and contingencies (Note 4)
Stockholders' equity: (Notes 6 & 11)
   Preferred stock, $.001 par value:
      Authorized shares - 10,000,000             --                    --
   Class A common stock, $.001 par value:
      Authorized shares - 75,000,000             18                    18
   Class B common stock, $.001 par value:
      Authorized shares - 25,000,000             --                    --
   Additional paid-in capital               175,030               173,642
   Treasury stock                               (26)                  (13)
   Notes receivable from officers               (71)                 (124)
   Retained earnings                         26,779                 3,261
                                           --------              --------
Total stockholders' equity                  201,730               176,784
                                           --------              --------
Total liabilities and stockholders'
   equity                                  $322,222              $259,381
                                           ========              ========

              See accompanying notes to consolidated financial statements.

                              AMERICAN ITALIAN PASTA COMPANY

                            CONSOLIDATED STATEMENTS OF INCOME

                                   YEAR ENDED        YEAR ENDED     YEAR ENDED
                                 SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                      1999              1998            1997
                                      ----              ----           ----
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues (Note 5)                   $220,149          $189,390       $129,143
Cost of goods sold                   160,449           140,110         93,467
Plant expansion costs (Note 8)           130             1,606             --
                                    --------           --------       -------
Gross profit                          59,570            47,674         35,676
Selling and marketing expense,
 including product introduction
  costs (Note 10)                     14,855            12,984         13,664
General and administrative expense     5,580             4,948          3,766
                                    --------           -------        -------
Operating profit                      39,135            29,742         18,246
Interest expense, net                  2,098             1,539         10,119
                                    --------           -------        -------
Income before income tax expense
  and extraordinary item              37,037            28,203          8,127
Income tax expense (Note 3)           13,519            10,557          3,070
                                    --------           -------        -------
Income before extraordinary item      23,518            17,646          5,057
Extraordinary item:
 Loss due to early extinguishment
 of long-term debt, net of income
 taxes (Note 2)                         --             (2,332)            --
                                   -------            -------        -------
Net income                         $ 23,518           $ 15,314       $  5,057
                                   ========           ========       ========

Net income per common share:
Before extraordinary item          $   1.30           $   1.03       $   0.44
Extraordinary item                       --              (0.14)            --
                                   --------           --------       --------
Total                              $   1.30           $   0.89       $   0.44
                                   ========           ========       ========
Weighted-average common
  shares outstanding                 18,108             17,223         11,466
                                   ========           ========       ========

Net income per common share
  assuming dilution:
Before extraordinary item          $   1.26            $  0.98       $   0.42
Extraordinary item                       --              (0.13)            --
                                   --------           --------        -------
Total                              $   1.26            $  0.85       $   0.42
                                   ========            =======       ========

Weighted-average common
  shares outstanding                 18,621             17,937         12,119
                                   ========            =======       ========

          See accompanying notes to consolidated financial statements.


                                                AMERICAN ITALIAN PASTA COMPANY

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             RETAINED
                               CLASS A    CLASS A     ADDITIONAL                  NOTES       EARNINGS        TOTAL
                               COMMON     COMMON      PAID-IN     TREASURY    RECEIVABLE   (ACCUMULATED   STOCKHOLDERS'
                               SHARES      STOCK      CAPITAL       STOCK    FROM OFFICERS   DEFICIT)        EQUITY
                               ------      -----      -------       -----    -------------   -------         ------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)


Balance at September 30,
1996                          8,260,328     $8        $33,071        $--           $--       $(17,110)      $15,969
  Issuance of
    3,174,528 shares of
    Class A Common stock,
    net of issuance costs     3,174,528      3         22,039         --            --             --        22,042
  Notes received from
    officers in exchange
    for stock                        --     --             --         --          (298)            --          (298)
  Issuance of 31,200
    shares of Class A
    Common stock to
    employee benefit plan        31,200     --            214         --            --             --           214

  Net income                         --     --             --        --             --          5,057         5,057
                             ----------    ---      ---------       ---          -----      ---------      --------
Balance at September 30,
1997                         11,466,056    $11        $55,324       $--         $ (298)      $(12,053)      $42,984
  Issuance of 5,310,000
    shares of Class A
    Common stock, net of
    issuance costs            5,310,000      5         86,684        --             --             --        86,689
  Issuance of 1,000,000
    shares of Class A
  Common stock, net of
    issuance costs            1,000,000      1         27,844        --             --             --        27,845
  Paydown of notes
    receivable from
    officers                         --     --             --        --            174             --           174
  Issuance of shares of
    Class A Common stock
    to option holders &
    other issuances             310,554      1          3,790        --             --             --         3,791
  Purchase of treasury
    Stock                            --     --             --       (13)            --             --           (13)

  Net income                         --     --             --        --             --         15,314        15,314
                             ----------    ---      ---------       ---          -----      ---------      --------
Balance at September 30,
1998                         18,086,610    $18      $173,642       $(13)        $ (124)        $3,261      $176,784
  Paydown of notes
    receivable from
    officers                         --     --            --         --             53             --            53
  Issuance of shares of
    Class A Common stock
    to option holders &
    other issuances              89,944     --         1,388         --             --             --         1,388
  Purchase of treasury
    Stock                            --     --            --        (13)            --             --           (13)

  Net income                         --     --            --         --             --         23,518        23,518
                             ----------    ---      --------        ---          -----      ---------      --------
Balance at September 30,
1999                         18,176,554    $18      $175,030       $(26)        $  (71)      $ 26,779      $201,730
                             ==========    ===      ========       ====         ======       ========      ========

                                See accompanying notes to consolidated financial statements.

                        AMERICAN ITALIAN PASTA COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEAR ENDED      YEAR ENDED     YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                      1999            1998           1997
                                      ----            ----           ----
                                                  (IN THOUSANDS)
Operating activities:
Net income                          $ 23,518         $ 15,314      $  5,057
Adjustments to reconcile net
  income to net cash provided
  by operations:
    Depreciation and amortization     13,701            9,576         7,828
    Deferred income tax expense        8,384            5,275         2,989
    Extraordinary loss due to early
      extinguishment of long-term
      debt                                --            2,332            --
    Changes in operating assets and
      liabilities:
       Trade and other receivables    (4,520)          (7,790)        3,347
       Prepaid expenses and deposits  (2,216)            (710)          464
       Inventory                       2,824          (14,376)        1,086
       Accounts payable and accrued
         Expenses                      4,252            7,708         2,658
       Advance customer payments      (5,957)           5,957            --
       Income taxes                   (1,214)           5,432           134
       Other                            (805)            (290)         (492)
                                     -------          --------       -------
Net cash provided by operating
  activities                          37,967           28,428        23,071
Investing activities:
Additions to property, plant
  and equipment                      (73,980)         (84,757)      (28,428)
                                     -------          --------       -------
Net cash used in investing
  activities                         (73,980)         (84,757)      (28,428)
Financing activities:
Additions to deferred debt
  issuance costs                          --             (325)       (2,115)
Proceeds from issuance of debt        34,115           60,763        11,730
Net borrowings under revolving
  line of credit facility                 --               --        (5,500)
Principal payments on debt and
  capital lease obligations           (1,229)        (117,083)      (19,810)
Proceeds from issuance of common
  stock, net of issuance costs           786          115,692        21,958
Other                                    (13)              --            --
                                     -------          --------       -------
Net cash provided by financing
  activities                          33,659           59,047         6,263
                                     -------          --------       -------
Net increase (decrease) in cash
  and temporary investments           (2,354)           2,718           906
Cash and temporary investments
  at beginning of year                 5,442            2,724         1,818
                                     -------          --------       -------
Cash and temporary investments at
  end of year                       $  3,088         $  5,442      $  2,724
                                    =========         ========      ========

               See accompanying notes to consolidated financial statements.

                           AMERICAN ITALIAN PASTA COMPANY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     American Italian Pasta Company (the Company) is a Delaware corporation which began operations in 1988. The Company is the largest producer and marketer of pasta products in the United States and has manufacturing and distribution facilities located in Excelsior Springs, Missouri, Kenosha, Wisconsin, and Columbia, South Carolina.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries.

CHANGE IN FISCAL YEAR

     Effective for its 1996 fiscal year, the Company changed its fiscal year end from December 31 to the last Friday of September or the first Friday of October. This change resulted in a nine-month fiscal period for 1996, a 53-week year for fiscal 1997, and a 52- or 53-week year for all subsequent fiscal years. The Company's other fiscal quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter. For purposes of the financial statements and notes thereto, the Company's fiscal year is described as having ended on September 30.

REVENUE RECOGNITION

     Sales of the Company's products, including pricing terms, are final upon shipment of the goods, except for certain supply contracts where the requirements have been met for recognizing revenue upon completion of production. Revenue is recognized accordingly.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

     The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require collateral security when trade credit is granted to customers. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The allowance for doubtful accounts at September 30, 1999 and 1998 was $184,000 and $111,000, respectively. At September 30, 1999 and 1998, approximately 35% and 49%, respectively, of accounts receivable were due from three customers.

     Pasta is made from semolina milled from durum wheat, a class of hard amber wheat grown in certain parts of the world and purchased by the Company from United States and Canadian sources. The Company mills the wheat into semolina at both the Excelsior Springs and Columbia plants. Durum wheat is a narrowly traded commodity crop. The Company attempts to minimize the effect of durum wheat cost fluctuations through forward purchase contracts and raw material cost-based pricing agreements with many of its customers. The Company's commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on profitability, but also may temporarily affect the timing of the Company's ability to benefit from possible durum wheat cost decreases for such contracted quantities.

FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, including cash and temporary investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying balance sheets at September 30, 1999 and 1998, approximates fair value. The estimated fair value of the interest rate swap agreements of $(34,617) and ($248,769) are the amounts the Company would be required to pay to terminate the swap agreements at September 30, 1999 and 1998, respectively.

INTEREST RATE SWAP AGREEMENT

     The Company uses an interest rate swap agreement as part of its interest rate risk management program. Net interest paid or received related to this agreement is recorded using the accrual method and is recorded as an adjustment to interest expense. The Company had interest rate swap agreements with notional amounts of $10 million and $20 million outstanding at September 30, 1999 and 1998, respectively. There were no deferred gains or losses related to any terminated interest rate swap agreements at September 30, 1999 and 1998.

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

INVENTORIES

     Inventories are stated using product specific standard costs which approximate the lower of cost or market determined on a first-in, first-out
(FIFO) basis.  Inventories consist of the following:

                                      SEPTEMBER 30,       SEPTEMBER 30,
                                          1999                1998
                                          ----                ----
                                               (IN THOUSANDS)
Finished goods                          $18,123              $20,054
Raw materials, packaging materials
  and work-in-process                     7,104                7,997
                                        -------              -------
                                        $25,227              $28,051
                                        =======              =======


PROPERTY, PLANT AND EQUIPMENT

     Capital additions, improvements and major renewals are classified as property, plant and equipment and are recorded at cost. Depreciation is calculated for financial statement purposes using the straight-line method over the estimated useful life of the related asset for each year as follows:

                                              NUMBER OF
                                                YEARS
                                                -----

          Land improvements                       40
          Buildings                               30
          Plant and mill equipment                20
          Packaging equipment                     10
          Furniture, fixtures and equipment        5

     The Company capitalizes interest costs associated with the construction and installation of plant and equipment. During the years ended September 30, 1999, 1998 and 1997, approximately $2,713,000, $2,032,000 and $488,000, respectively, of interest cost was capitalized.

OTHER ASSETS

     Other assets consist of the following:

                                       SEPTEMBER 30,       SEPTEMBER 30,
                                           1999                 1998
                                           ----                 ----
                                                 (IN THOUSANDS)

Package design costs                    $  3,385              $  2,571
Other                                      1,010                 1,019
                                        --------              --------
                                           4,395                 3,590
Accumulated amortization                  (3,613)               (2,818)
                                        --------              --------
                                        $    782              $    772
                                        ========              ========

     Package design costs relate to certain incremental third party costs to design artwork and produce die plates and negatives necessary to manufacture and print packaging materials according to the Company's and customer's specification. These costs are amortized ratably over a two to five year period. In the event that product packaging is discontinued prior to the end of the amortization period, the respective package design costs are written off. Package design costs, net of accumulated amortization, were $736,000 and $714,000 at September 30, 1999 and 1998, respectively.

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

NET INCOME PER COMMON SHARE

     Net income per common share is calculated using the weighted-average number of common shares and, in the case of diluted net income per share, common equivalent shares, to the extent dilutive, outstanding during the periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued and common stock options granted by the Company during the 12 months preceding the October 1997 filing date for its initial public offering have been included in the calculation of weighted-average common and common equivalent shares outstanding, using the treasury stock method based on the initial public offering price of $18 per share, as if the stock and options were outstanding for all periods presented.

     Dilutive securities, consisting of options (see NOTE 6), included in the calculation of diluted weighted average common shares were 513,000 shares in fiscal 1999, 714,000 shares in fiscal 1998 and 653,000 shares in fiscal 1997.

2.  LONG-TERM DEBT

     On October 17, 1997, the Company refinanced certain of its credit facilities. The principal maturity terms of the $150 million unsecured, long-term revolving credit facility are as follows:

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
                                    --------
                                    $150,000
                                    ========

     Interest is to be charged at either the base rate (higher of prime or 1/2 of 1% in excess of the federal funds effective rate) or LIBOR plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, a commitment fee is to be charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest plus the commitment fee is classified as interest expense.

     In conjunction with the October 1997 refinancing, the unamortized balance of debt issuance costs of $3.8 million which were related to the previous credit facility, net of related tax benefits of $1.5 million, were written off as an extraordinary loss on debt extinguishment as required by generally accepted accounting principles.

Long-term debt consists of the following:


                                       SEPTEMBER 30,       SEPTEMBER 30,
                                           1999                 1998
                                           ----                 ----
                                                 (IN THOUSANDS)
Term loans under Credit Facility        $ 72,000             $ 38,000
Capital lease, 12-year term with
  three, five-year renewal options,
  at an imputed interest rate of 7.2%      4,651                4,912
Capital lease, 15-year term with three,
  five-year renewal options, at an
  imputed interest rate of 8.5%            3,215                3,363
Capital lease, eight-year term at
  an imputed interest rate of 8.5%         1,589                1,832
Other                                      1,156                1,618
                                        --------             --------
                                          82,611               49,725
Less current portion                       1,144                1,206
                                        --------             --------
                                        $ 81,467             $ 48,519
                                        ========             ========

     The Company's weighted average interest rates for the years ended September 30, 1999 and September 30, 1998, relating to the new credit facility, and the year ended September 30, 1997, relating to the old credit facility, are as follows:
                                         1999       1998       1997
                                         ----       ----       ----

Weighted-average interest rate           6.8%       8.6%       8.5%

     Annual maturities of long-term debt and capital lease obligations for each of the next five years ended September 30, are as follows:

                              LONG-TERM       CAPITAL LEASES
YEAR                            DEBT            AND OTHER         TOTAL
----                            ----            ---------         -----
                                              (IN THOUSANDS)
2000                           $    --           $ 1,934
2001                                --             1,673
2002                            72,000             1,645
2003                                --             2,023
2004                                --             1,245
Thereafter                          --             6,091
                               -------           -------
                                72,000            14,611        $ 86,611
Less imputed interest               --             4,000           4,000
                               -------           -------        --------
Present value of net
  minimum payments              72,000            10,611          82,611
Less current portion                --             1,144           1,144
                               -------           -------        --------
Long-term obligations          $72,000           $ 9,467        $ 81,467
                               =======           =======        ========

     The revolving credit facility contains various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, and the Company's ability to enter into certain contractual arrangements. The Company was in compliance with the restrictive covenants as of September 30, 1999. The facility is unsecured.

     The Company leases certain assets under capital lease agreements. At September 30, 1999 and 1998, the cost of these assets was $13,210,000 and $13,094,000, respectively, and related accumulated amortization was $2,085,000 and $1,357,000, respectively.

3.  INCOME TAXES

     At September 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes that expire as follows:

               2011                               $9,106
               2012                                9,499
                                                 -------
                                                 $18,605
                                                 =======

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                      SEPTEMBER 30,     SEPTEMBER 30,
                                         1999              1998
                                         ----              ----
                                             (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards     $ 6,799            $ 7,539
   Missouri Expansion Credits               250                 --
   AMT credit carryforward                5,470              1,976
   Other                                  1,251                690
                                       --------            -------
Total deferred tax assets                13,770             10,205
Deferred tax liabilities:
   Book basis of tangible assets
      greater than tax                   25,670             13,285
   Other                                     --                436
                                       --------            -------
Total deferred tax liabilities           25,670             13,721
                                       --------            -------
Net deferred tax liabilities           $(11,900)           $(3,516)
                                       ========            =======

Significant components of the provision for income taxes are as follows:

                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                      1999           1998            1997
                                      ----           ----            ----
                                                 (IN THOUSANDS)
Current income tax expense           $ 5,135         $ 5,282       $    81
Deferred tax expense                   8,384           5,275         2,989
                                     -------         -------       -------
Total income tax expense             $13,519         $10,557       $ 3,070
                                     =======         =======       =======

     The reconciliation of income tax computed at the U.S. statutory tax rate to income tax expense is as follows:

                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                      1999           1998            1997
                                      ----           ----            ----
                                                 (IN THOUSANDS)
Income before income taxes           $37,037         $28,203        $ 8,127
U.S. statutory tax rate                 x 35%           x 35%          x 34%
                                     --------        --------       --------
Federal income tax expense
  at U.S. statutory rate              12,963           9,871          2,763
State income tax expense,
  net of federal tax effect              741           1,146            325
Other, net                              (185)           (460)           (18)
                                     -------         -------        -------
Total income tax expense             $13,519         $10,557        $ 3,070
                                     =======         =======        =======

Income tax benefit allocated to other items was as follows:

                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                      1999           1998            1997
                                      ----           ----            ----
                                                 (IN THOUSANDS)
Extraordinary item                   $   --         $(1,429)       $   --

Stock option arrangements (1)          (655)         (3,024)           --

(1) This amount has been recorded directly to "Additional Paid-In Capital."

4.  Commitments and Contingencies

     The Company has committed approximately $25 million to expand its existing manufacturing, milling and distribution facilities. Additionally, the Company has committed approximately $35-40 million to construct a pasta manufacturing facility in Verolanuova, Italy. The site contains a former food processing plant built in 1987 and has been vacant since 1997. Conversion of the site into a state of the art pasta production facility is expected to take about 12-18 months. The facility will contain the latest pasta manufacturing technology and will have an initial capacity of approximately 100 million pounds. The expansion costs will be funded from the available bank credit facilities and cash provided by operations.

     The Company had durum wheat purchase commitments totaling approximately $11 million and $39 million at September 30, 1999 and 1998, respectively.

     Under an agreement with its predominant rail carrier, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at September 30, 1999.

5.  MAJOR CUSTOMERS

     Sales to a certain customer during the years ended September 30, 1999, 1998 and 1997 represented 16%, 19% and 27% of revenues, respectively. Sales to a second customer during the years ended September 30, 1999, 1998 and 1997 represented 13%, 15% and 22% of revenues, respectively. Sales to a third customer during fiscal 1999 and 1998 were 29% and 24%, respectively, of revenues. There were no sales to this customer in 1997.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.0%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .507 for fiscal 1999, .429 for fiscal 1998 and none was assumed for fiscal 1997; and a weighted-average expected life of the option of one to five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                      1999           1998            1997
                                      ----           ----            ----
     Pro forma net income            $22,325        $13,961         $4,923
     Pro forma earnings per share:
        Basic                          $1.24          $0.81          $0.43
        Diluted                        $1.20          $0.78          $0.41

     A summary of the Company's stock option activity, and related information is as follows:

                                                       WEIGHTED
                                                       AVERAGE
                        NUMBER OF     OPTION PRICE     EXERCISE
                         SHARES         PER SHARE       PRICE     EXERCISABLE
                         ------         ---------       -----     -----------

Outstanding at
September 30, 1996    1,013,608    $ 2.33-$12.23      $ 6.80        541,471
  Exercised                  --
  Granted               262,052    $ 7.02-$12.23      $ 8.87
  Canceled/Expired      (96,334)   $ 4.92-$12.23      $12.09
                      ---------
Outstanding at
September 30, 1997    1,179,326    $ 2.33-$12.23      $ 6.83        734,877
  Exercised            (309,187)   $ 2.33-$12.23      $ 3.10
  Granted             1,084,145    $12.23-$30.00      $18.98
  Canceled/Expired      (31,979)   $ 4.92-$18.00      $15.43
                      ---------
Outstanding at
September 30, 1998    1,922,305    $ 4.92-$30.00      $14.14        626,985
  Exercised             (83,533)   $ 4.92-$18.00      $ 6.72
  Granted               147,416    $22.50-$27.875     $24.32
  Canceled/Expired      (41,480)   $12.23-$27.56      $22.18
                      ---------
Outstanding at
September 30, 1999    1,944,708                                   1,044,066
                      =========

     The following table summarizes outstanding and exercisable options at September 30, 1999:

                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         -------------------            -------------------
                     NUMBER     WEIGHTED AVERAGE   NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES    OUTSTANDING   EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
---------------    -----------   --------------  -----------   --------------
$  4.92              292,195        $  4.92        292,197         $ 4.92
$  7.02              169,244        $  7.02        169,244         $ 7.02
$ 12.23              319,542        $ 12.23        231,207         $12.23
$ 18.00              935,672        $ 18.00        334,890         $18.00
$ 22.50-26.50        147,805        $ 24.28            978         $25.91
$ 26.69-30.00         80,250        $ 28.88         15,550         $28.94

7.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution plan organized under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company will match 50% of the employee contributions up to a maximum employee contribution f 6% of the employee's salary and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $380,000, $270,000 and $200,000 for the years ended September 30, 1999 and 1998 and 1997, respectively.

     The Company sponsors an Employee Stock Purchase Plan (ESPP) which offers all employees the election to purchase AIPC common stock at a price equal to 95% of the market value on the first or last day of the calendar quarter, whichever is less. At September 30, 1999 and 1998, authorized shares under this plan were 50,000.

8.  PLANT EXPANSION COSTS

     Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the statement of income. Plant expansion costs amounted to $130,000 and $1,606,000 for the years ended September 30, 1999 and 1998, respectively.

9.  SUPPLEMENTAL CASH FLOW INFORMATION

                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                      1999           1998            1997
                                      ----           ----            ----
                                                 (IN THOUSANDS)
Supplemental disclosure of cash
flow information:
   Cash paid for interest            $  4,942        $  3,670      $  9,899
                                     ========        ========      ========
   Cash paid for income taxes        $  5,944        $    226      $     --
                                     ========        ========      ========
   Warehouse acquired in exchange
   for capital lease                 $     --        $  5,079      $     --
                                     ========        ========      ========

10.  PRODUCT INTRODUCTION COSTS

     During 1996, the Company began distribution of its Pasta LaBella flavored pasta products into the United States' retail grocery trade. Introduction of these products was supported by significant advertising, promotions and other initiatives. The Company's selling and marketing expense includes the following product introduction costs:

                                      YEAR ENDED SEPTEMBER 30,
                                               1997
                                               ----
                                          (IN THOUSANDS)
Introductory advertising                      $  137
In-store product demonstrations                  307
Direct response advertising amortization         200
Product placement fees paid                    1,633
Other                                            588
                                              ------
Total product introduction costs              $2,865
                                              ======

     There were no such costs in fiscal 1999 and 1998.

11.  Notes Receivable from Officers

     In April 1997, certain officers of the Company acquired 42,366 shares of common stock. At the same time, the Company loaned these officers $298,000, of which $71,000 remains outstanding at September 30, 1999. The loans which were evidenced by promissory notes are payable in equal installments over three years commencing upon termination of certain transfer restrictions applicable to such shares under the Stockholders Agreement, not later than December 31, 1998. The notes are collateralized by the pledge of shares of common stock of the Company, may be prepaid in part or in full without notice or penalty and bear interest at the applicable federal rate in effect on the first day of each quarter. These loans are classified as a reduction to stockholders equity in the accompanying balance sheet at September 30, 1999 and 1998.

12.  BOARD OF DIRECTORS REMUNERATION POLICY

     The Company provides outside directors with an annual retainer amount in common stock equal to $15,000 per director. The issuance is in lieu of a cash payment and occurs immediately following the annual meeting of the stockholders. These shares are not registered and are restricted for a twelve-month period.

13.  QUARTERLY FINANCIAL DATA - UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  FIRST        SECOND       THIRD       FOURTH
                                 QUARTER       QUARTER     QUARTER      QUARTER
                                 -------       -------     -------      -------

Year ended September 30, 1999
   Revenue                      $ 47,849      $ 55,867    $ 55,278    $ 61,155
   Gross profit                   12,099        14,435      15,876      17,160
   Operating profit                7,748         9,249      10,367      11,771
   Net income                      4,607         5,526       6,507       6,878
   Basic net income per
     common share                   0.25          0.31        0.36        0.38
   Net income per common share
     --assuming dilution            0.25          0.30        0.35        0.37

Year ended September 30, 1998
   Revenue                      $ 35,536      $ 46,034    $ 53,785    $ 54,035
   Gross profit                    9,510        11,107      12,991      14,066
   Operating profit                5,691         6,804       8,338       8,909
   Net income                      1,033         4,079       4,952       5,250
   Basic net income per
     common share                   0.06          0.24        0.28        0.29
   Net income per common share
     --assuming dilution            0.06          0.23        0.27        0.28

     The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                     PART III

     AIPC has incorporated by reference certain responses to the Items of this
Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. AIPC's definitive proxy statement for the 1999 annual meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after October 1, 1999.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Directors of the Company

     The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Four Directors" and "The Board of Directors" in AIPC's Definitive Proxy Statement is incorporated herein by reference in partial response to this Item 10.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)   The following items are filed as a part of the report:

          1. The Company's consolidated financial statements prepared in accordance with Regulation S-X, including the consolidated statements of income, cash flows and stockholders' equity for the three fiscal periods September 30, 1999, September 30, 1998 and September 30, 1997 and the balance sheets as of September 30, 1999 and 1998, and related notes and the independent auditor's report thereon are included under Item 8 of this Annual Report.

          2. No financial statement schedules are required to be included in this Annual Report by the Securities and Exchange Commission's regulations.

          3. The list of exhibits following the signature page of this Annual Report is incorporated by reference herein in partial response to this Item.

     (b)  Reports on Form 8-K.

     The Company filed a Form 8-K on September 24, 1999 regarding the increase in the size of the Company's Board from nine to ten directors, and appointing Karen Bechtel to fill the newly created seat.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN ITALIAN PASTA COMPANY

                                     By:  /s/ Timothy S. Webster
Date December 16, 1999                --------------------------------------
                                         Timothy S. Webster
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         POWER OF ATTORNEY AND SIGNATURES

     Each of the undersigned hereby severally constitute and appoint Timothy S. Webster and Warren B. Schmidgall, and each of them singly, with power of substitution and resubstitution, as his or her true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicted below, all amendments to this Annual Report on Form 10-K and generally to do all things in our names and on our behalf in such capacities to enable American Italian Pasta Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission with respect to this Annual Report on Form 10-K.

/s/ Horst W. Schroeder            Chairman of the            December 16, 1999
----------------------------      Board of Directors

/s/ Timothy S. Webster            President, Chief           December 16, 1999
----------------------------      Executive Officer
                                  and Director
                                  (Principal Executive
                                  Officer)

/s/ Warren B. Schmidgall          Senior Vice                December 16, 1999
----------------------------      President-Chief
                                  Financial Officer,
                                  (Principal Financial
                                  and Accounting Officer)

/s/ Robert H. Niehaus             Director                   December 16, 1999
----------------------------

/s/ Richard S. Thompson           Director                   December 16, 1999
----------------------------

/s/ Jonathan E. Baum              Director                   December 16, 1999
----------------------------

/s/ David Y. Howe                 Director                   December 16, 1999
----------------------------

/s/ Mark C. Demetree              Director                   December 16, 1999
----------------------------

/s/ William R. Patterson          Director                   December 16, 1999
----------------------------

/s/ John P. O'Brien               Director                   December 16, 1999
----------------------------

/s/ Karen Bechtel                 Director                   December 16, 1999
----------------------------

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

            4.8 Amended and Restated $150,000,000 revolving credit facility dated October 17, 1997 by and between the Company and Bankers Trust, which is attached as Exhibit 10 to the Company's quarterly report dated January 29, 1998 on Form 10-Q (Commission file no. 001-13403), is incorporated by reference herein as Exhibit 4.8. Such agreement replaces the Company's Amended and Restated Revolving Credit Agreement dated April 11, 1997 (which is Exhibit 10.1 to the Company's Annual report on Form 10-K for the year ended October 3, 1997).

(9)          Voting Trust Agreements

             Not applicable.

(10)         Material Contracts

             10.1 Board of Directors Remuneration Policy, which is attached as Exhibit 10.1 to the Company's Annual Report on Form 10-K405 for the fiscal year ended October 2, 1998 (Commission File No. 001-13403), is incorporated by reference herein as
                    Exhibit 10.1.

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

           10.6.1 Employment Agreement dated September 30, 1997 between the Company and Horst W. Schroeder, which is attached as
                    Exhibit 10.6 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.6.1.

           10.6.2 First Amendment to Employment Agreement between the Registrant and Horst W. Schroeder dated October 1, 1999, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 17, 1999, is incorporated by reference herein as Exhibit 10.6.2.

           10.7.1 Employment Agreement dated September 30, 1997 between the Company and David E. Watson, which is attached as Exhibit
                    10.7 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.7.1.

           10.7.2 First Amendment to Employment Agreement between the Registrant and David E. Watson dated September 30, 1999, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-13403), dated November 17, 1999, is incorporated by reference herein as
                    Exhibit 10.7.2.

          10.8.1 Employment Agreement dated September 30, 1997 between the Company and Norman F. Abreo, which is attached as Exhibit
                   10.8 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.8.1.

          10.8.2 First Amendment to Employment Agreement between the Registrant and Norman F. Abreo dated September 30, 1999, which is attached as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-13403), dated November 17, 1999, is incorporated by reference herein as
                   Exhibit 10.8.2.

          10.9.1 Employment Agreement dated September 30, 1997 between the Company and David B. Potter, which is attached as Exhibit
                   10.9 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.9.1.

          10.9.2 First Amendment to Employment Agreement between the Company and David B. Potter, dated January 21, 1999, which is attached as Exhibit 10 to the Company's quarterly report dated January 28, 1999 on Form 10-Q (Commission File no. 001-13403), is incorporated by reference herein as Exhibit 10.9.2.

          10.9.3 Second Amendment to Employment Agreement between the Registrant and David B. Potter dated October 27, 1999, which is attached as Exhibit 10.4 to the Company's Current Report on Form 8-K (Commission File no. 001-13403), dated November 17, 1999, is incorporated by reference herein as
                   Exhibit 10.9.3.

           10.10 Employment Agreement between the Registrant and Warren B. Schmidgall dated September 30, 1999, which is attached as
                   Exhibit 10.5 to the Company's Current Report on Form 8-K (Commission File no. 001-13403), dated November 17, 1999, is incorporated by reference herein as Exhibit 10.10.

           10.11 Letter Agreement between the Registrant and HWS & Associates, Inc. dated October 1, 1999, which is attached as Exhibit 10.6 to the Company's Current Report on Form 8-K (Commission File no. 001-13403), dated November 17, 1999, is incorporated by reference herein as Exhibit 10.11.

           10.12 Second Amended and Restated Shareholders' Agreement dated April 7, 1998 by and between the parties named therein, which is attached as Exhibit 10.10 to the registration statement dated April 9, 1998, as amended (file no. 333-
                   9719), is incorporated by reference herein as Exhibit 10.12.

           10.13 American Italian Pasta Company 1992 Stock Option Plan, which is attached as Exhibit 10.11 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.13.

           10.14 American Italian Pasta Company 1993 Non-Qualified Stock Option Plan, which is attached as Exhibit 10.12 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.14.

           10.15 1996 Salaried Bonus Plan, which is attached as Exhibit 10.13 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.15.

         10.16.1   1997 Equity Incentive Plan, which is attached as Exhibit
                   10.14 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.16.1.

         10.16.2 First amendment to 1997 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's July 3, 1998 Form 10-Q (Commission file no. 001-13403), is incorporated by reference here in as Exhibit 10.16.2.

           10.17 Product Supply and Pasta Production Cooperation Agreement dated May 7, 1998 between the Registrant and Harvest States Cooperatives which is attached as Exhibit 10.2 to the Company's July 3, 1998 Form 10-Q Commission file no. 001-13403), is incorporated by reference herein as Exhibit 10.17.

           10.18 Warehouse lease dated September 2, 1997 between the Company and Lanter Company, which is attached as Exhibit
                   10.5 to the Second Registration Statement, and is incorporated by reference herein as Exhibit 10.18.

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

(18)      Letter re change in accounting principles

          Not applicable.

(21)      Subsidiaries of the registrant

          List of subsidiaries is attached hereto as Exhibit 21.

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