Form 10-Q
period 1999-12-31
AMERICAN ITALIAN PASTA CO
filed 2000-01-27
CIK 849667

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                     For the period ended:   December 31, 1999

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

                                NOT APPLICABLE
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                            changed since last report)

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding as of January 26, 2000 of the Registrant's Class A Convertible Common Stock was 18,300,058 and there were no shares outstanding of the Class B Common Stock.

                       AMERICAN ITALIAN PASTA COMPANY
                                 FORM 10-Q
                      QUARTER ENDED DECEMBER 31, 1999


                            TABLE OF CONTENTS


Part I - Financial Information                                          Page

     Item 1.     Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets at December 31, 1999
                 and September 30, 1999.                                 3

                 Consolidated Statements of Income for the three
                 months ended December 31, 1999 and 1998.                4

                 Consolidated Statements of Cash Flows for the
                 three months ended December 31, 1999 and 1998.          5

                 Notes to Consolidated Financial Statements              6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         7-10

     Item 3.     Quantitative and Qualitative Disclosures About
                 Market Risk                                             10

Part II - Other Information

     Item 1.     Legal Proceedings                                       11

     Item 2.     Changes in Securities                                   11

     Item 3.     Defaults Upon Senior Securities                         11

     Item 4.     Submission of Matters to a Vote of Security Holders     11

     Item 5.     Other Information                                       11

     Item 6.     Exhibits and Reports on Form 8-K                        11

Signature Page                                                           12

                           AMERICAN ITALIAN PASTA COMPANY

                             CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                      1999            1999
                                                      ----            ----
                                                           (IN THOUSANDS)
ASSETS                                                       (UNAUDITED)
Current assets:
   Cash and temporary investments                   $  1,650        $  3,088
   Trade and other receivables                        21,852          22,018
   Prepaid expenses and deposits                       5,630           3,952
   Inventory                                          28,954          25,227
   Deferred income taxes                               1,367           1,031
                                                    --------        --------
Total current assets                                  59,453          55,316
Property, plant and equipment:
   Land and improvements                               6,953           6,953
   Buildings                                          75,737          75,677
   Plant and mill equipment                          222,740         219,725
   Furniture, fixtures and equipment                   7,239           7,239
                                                    --------        --------
                                                     312,669         309,594
   Accumulated depreciation                          (55,227)        (51,156)
                                                    --------        --------
                                                     257,442         258,438
   Construction in progress                           14,393           7,686
                                                    --------        --------
Total property, plant and equipment                  271,835         266,124
Other assets                                           1,018             782
                                                    --------        --------
Total assets                                        $332,306        $322,222
                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $ 12,794        $ 15,187
   Accrued expenses                                    8,676           9,763
   Income tax payable                                  1,283              --
   Current maturities of long-term debt                  990           1,144
                                                    --------        --------
Total current liabilities                             23,743          26,094
Long-term debt                                        84,709          81,467
Deferred income taxes                                 14,398          12,931
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares - 10,000,000                      --              --
   Class A common stock, $.001 par value:
      Authorized shares - 75,000,000                      18              18
   Class B common stock, $.001 par value:
      Authorized shares - 25,000,000                      --              --
   Additional paid-in capital                        176,764         175,030
   Treasury stock                                        (54)            (26)
   Notes receivable from officers                        (61)            (71)
   Retained earnings                                  32,789          26,779
                                                    --------        --------
Total stockholders' equity                           209,456         201,730
                                                    --------        --------
Total liabilities and stockholders' equity          $332,306        $322,222
                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                        AMERICAN ITALIAN PASTA COMPANY

                      CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        1999            1998
                                                        ----            ----
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

Revenues                                             $ 59,141        $ 47,849
Cost of goods sold                                     43,087          35,750
                                                     --------        --------
Gross profit                                           16,054          12,099
Selling and marketing expense                           3,878           3,096
General and administrative expense                      1,484           1,255
                                                     --------         -------
Operating profit                                       10,692           7,748
Interest expense, net                                   1,228             435
                                                     --------        --------
Income before income tax expense                        9,464           7,313
Income tax expense                                      3,454           2,706
                                                     --------        --------
Net income                                           $  6,010        $  4,607
                                                     ========        ========
Earnings Per Common Share:
   Net income per common share                       $    .33        $    .25
                                                     ========        ========
   Weighted-average common shares outstanding          18,211          18,087
                                                     ========        ========
Earnings Per Common Share - Assuming Dilution:
   Net income per common share assuming dilution     $    .32        $    .25
                                                     ========        ========
   Weighted-average common shares outstanding          18,766          18,571
                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                          AMERICAN ITALIAN PASTA COMPANY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        1999            1998
                                                        ----            ----
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)
Operating activities:
Net income                                            $  6,010       $  4,607
Adjustments to reconcile net income to net cash
provided by operations:
   Depreciation and amortization                         4,156          3,079
   Deferred income tax expense                           1,131             --
   Changes in operating assets and liabilities:
      Trade and other receivables                          166           (905)
      Prepaid expenses and deposits                     (1,678)          (712)
      Inventory                                         (3,727)          (485)
      Accounts payable and accrued expenses             (4,976)        (2,709)
      Income tax payable                                 2,323          1,319
      Other                                               (321)           (82)
                                                     ---------      ---------
Net cash provided by operating activities                3,084          4,112

Investing activities:
Additions to property, plant and equipment              (8,286)       (16,659)
                                                     ---------      ---------
Net cash used in investing activities                   (8,286)       (16,659)

Financing activities:
Proceeds from issuance of debt                           3,500         10,000
Principal payments on debt and capital lease
   obligations                                            (412)          (277)
Proceeds from issuance of common stock, net of
   issuance costs                                          704             --
Other                                                      (28)            11
                                                     ---------      ---------
Net cash provided by financing activities                3,764          9,734
                                                     ---------      ---------
Net decrease in cash and temporary
   investments                                          (1,438)        (2,813)

Cash and temporary investments at beginning of
   period                                                3,088          5,442
                                                     ---------      ---------
Cash and temporary investments at end of period       $  1,650       $  2,629
                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                        AMERICAN ITALIAN PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1999


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 1, 1999.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal years 2000 and 1999 both included thirteen weeks of activity and are described as the three-month periods ended December 31, 1999 and 1998.

2.  Earnings Per Share

     Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 555,000 shares for the three-month period ended December 31, 1999 and 484,000 shares for the three-month period ended December 31, 1998.
     A summary of the Company's stock option activity:

                                                   Number of Shares
                                                   ----------------
Outstanding at September 30, 1999                       1,944,708
     Exercised                                           (123,259)
     Granted                                              511,750
     Canceled/Expired                                      (6,437)
                                                        ---------
Outstanding at December 31, 1999                        2,326,762
                                                        =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated October 29, 1997, and amended November 2, 1999, which is hereby incorporated by reference, and any amendments thereto and the factors set forth under the heading "Year 2000 Compliance" below. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

     REVENUES. Total revenues increased $11.3 million, or 23.6%, to $59.1 million for the three-month period ended December 31, 1999, from $47.8 million for the three-month period ended December 31, 1998. The increase for the three-month period ended December 31, 1999 was primarily due to volume growth of 35.6% over the prior year, offset by lower average selling prices. Average selling prices were lower due to changes in sales mix and the pass-through of lower durum wheat costs. Management expects continued increases in revenues as a result of increasing Retail and Institutional volumes, however, increases will be partially offset by higher growth rates of lower-priced ingredient products, and may be impacted by revenue pass-throughs associated with durum wheat cost fluctuations.

     Revenues for the Retail market increased $8.7 million, or 25.3%, to $42.9 million for the three-month period ended December 31, 1999, from $34.3 million for the three-month period ended December 31, 1998. The increase primarily reflects volume growth of 32.6% over the comparable period, offset by lower average selling prices. The pass-through of lower durum wheat costs was the primary cause of a 5.5% reduction in average selling prices.

     Revenues for the Institutional market increased $2.6 million, or 19.2%, to $16.2 million for the three-month period ended December 31, 1999, from $13.6 million for the three-month period ended December 31, 1998. This increase was primarily a result of volume growth of 41.7% over the comparable period, offset by lower average selling prices. The pass-through of lower durum wheat costs, along with changes in sales mix generated by rapid growth of ingredient revenues, created a 15.7% reduction in average selling prices.

     GROSS PROFIT. Gross profit increased $4.0 million, or 32.7%, to $16.1 million for the three-month period ended December 31, 1999, from $12.1 million for the three-month period ended December 31, 1998. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues increased to 27.1% for the three-month period ended December 31, 1999 from 25.3% for the three-month period ended December 31, 1998. The increase in gross profit as a percentage of revenues relates to lower raw material costs and lower operating costs per unit. Management expects increases in gross profit to continue as a result of volume and related revenue increases.

     SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $0.8 million, or 25.3%, to $3.9 million for the three-month period ended December 31, 1999, from $3.1 million for the three-month period ended December 31, 1998. Selling and marketing expense as a percentage of revenues remained relatively the same, increasing to 6.6% for the three-month period ended December 31, 1999, from 6.5% for the comparable prior year period.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense remained consistent between periods, and decreased as a percentage of revenues from 2.6% to 2.5%.

     OPERATING PROFIT. Operating profit for the three-month period ended December 31, 1999, was $10.7 million, increasing $3.0 million or 38.0% over the $7.7 million reported for the three-month period ended December 31, 1998, and increased as a percentage of revenues to 18.1% for the three-month period ended December 31, 1999, from 16.2% for the three-month period ended December 31, 1998 as a result of the factors discussed above.

     INTEREST EXPENSE. Interest expense for the three-month period ended December 31, 1999, was $1.2 million, increasing $0.8 million from the $0.4 million reported for the three-month period ended December 31, 1998. The increase reflects higher borrowings and reduced interest expense capitalization. Specifically, interest expense capitalization was reduced as construction in progress as of December 31, 1998 was $37.7 million, compared to $14.4 million as of December 31, 1999. Interest capitalized for the quarter totaled $.2 million, compared to $.5 million in the prior-year quarter.

     INCOME TAX. Income tax expense for the three-month period ended December 31, 1999, was $3.5 million, increasing $0.7 million from the $2.7 million reported for the three-month period ended December 31, 1998, reflecting effective tax rates of 36.5% and 37%, respectively.

     NET INCOME. Net income for the three-month period ended December 31, 1999, was $6.0 million, increasing $1.4 million or approximately 30.5% from the $4.6 million reported for the three-month period ended December 31, 1998. Diluted earnings per common share were $0.32 per share for the three-month period ended December 31, 1999 compared to $0.25 per share for the three-month period ended December 31, 1998.

Financial Condition and Liquidity

     The Company's primary sources of liquidity are cash provided by operations and borrowings under its credit facility. Cash and temporary investments totaled $1.7 million, and working capital totaled $35.7 million on December 31, 1999.

     The Company's net cash provided by operating activities totaled $3.1 million for the three-month period ended December 31, 1999 compared to $4.1 million for the three-month period ended December 31, 1998. This decrease of $1.0 million was primarily due to increases in working capital requirements.

     Cash used in investing activities principally relates to the Company's investments in manufacturing, distribution and milling assets. Capital expenditures were $8.3 million for the three-month period ended December 31, 1999 compared to $16.7 million in the comparable prior year period. The decrease in such spending for the three-month period ended December 31, 1999 was a result of the Company's completion of its third plant in Kenosha, Wisconsin and its 1999 South Carolina and Missouri capital expansion programs, which the Company completed during fiscal year 1999. Currently, the Company is in the process of completing a fourth plant in Verolanuova, Italy and plans to spend approximately $35-40 million, of which approximately $5.0 million has been spent to date. The Company anticipates completion of this project during the fiscal year ending September 30, 2001. Additionally, the Company plans to spend approximately $25 million in fiscal year 2000, primarily for cost saving and maintenance projects, of which approximately $3.0 million has been spent to date. The Company anticipates completion of these projects during the fiscal year ending September 30, 2000.

     Net cash provided by financing activities was $3.8 million for the three-month period ended December 31, 1999 compared to $9.7 million for the three-month period ended December 31, 1998. The Company continues to use its available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

     The Company currently uses cash to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness and working capital requirements.

     The Company has current commitments for $10.0 million in raw material purchases for fiscal year 2000 and has approximately $57.0 million in expenditures remaining under the previously referenced capital programs. The Company anticipates the current capital programs will be fully funded by the end of fiscal year 2001. The Company expects to fund these commitments from operations and borrowings under the credit facility. The credit facility currently has a credit commitment of $140 million and has annual scheduled commitment reductions which began at the end of fiscal year 1999. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures at the end of fiscal year 2002. The Company anticipates that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. The Company currently has no other material commitments.

     Management believes that net cash provided by operating and financing activities will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.

Year 2000 Compliance
--------------------

     The Company completed all Year 2000 readiness work and experienced no significant problems. The Company had anticipated some surge in certain customer volumes during the quarter which did not occur, but was able to replace those volumes with Contract sales. The Company increased raw material and finished good inventories anticipating potential Year 2000 issues, and as a result, the Company has somewhat higher than normal inventories, and higher prepaid expenses associated with the purchase of durum wheat. The Company anticipates inventories will return to normal levels over the remainder of the fiscal year.

     The Company incurred expenses of approximately $330,000 in fiscal year 1998 and approximately $250,000 in fiscal year 1999, to resolve the Company's Year 2000 compliance issues. All expenses incurred in connection with Year 2000 compliance were expensed as incurred, other than acquisitions of new software or hardware, which were capitalized.

     The Company does not expect to incur any material expenditures in the future related to Year 2000 issues.

     The Company does not believe it has any continued exposure to the Year 2000 issues.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk through financial instruments such as long-term debt is not material. There have been no significant changes in market risk since September 30, 1999.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
------------------------------
            Not applicable

Item 2.     Changes in Securities
----------------------------------
            Not applicable

Item 3.     Defaults Upon Senior Securities
--------------------------------------------
            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------
            Not applicable

Item 5.     Other Information
------------------------------
            Not applicable

Item 6.     Exhibits and Reports on Form 8-K
---------------------------------------------
            (a)  Exhibits.

                  27.  Financial Data Schedule

            (b)  Reports on Form 8-K.

                 The Company filed a Form 8-K on October 29, 1999, regarding the fourth quarter and fiscal year 1999 results and announcement of its first international expansion.

                 The Company filed a Form 8-K on November 17, 1999 regarding the filing of certain executive officers' employment agreements and amendments to certain executive officers' employment agreements.

                 The Company filed a Form 8-K/A on November 2, 1999, amending the Form 8-K filed on October 29, 1997 which sets forth on
                 Exhibit 99 cautionary statements identifying significant factors that could cause the Company's actual operating results or management's plans to materially differ from those projected in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              American Italian Pasta Company



January 27, 2000              /s/ Timothy S. Webster
-------------------------     -----------------------------------
Date                          Timothy S. Webster
                              President and Chief Executive Officer
                              (Principal Executive Officer)



January 27, 2000              /s/ Warren B. Schmidgall
-------------------------     -----------------------------------
Date                          Warren B. Schmidgall
                              Senior Vice President and Chief
                              Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                             EXHIBIT INDEX


Exhibit No.                    Description
-----------                    --------------------------------------
27                             Financial Data Schedule