Form 10-Q
period 2000-03-31
AMERICAN ITALIAN PASTA CO
filed 2000-04-26
CIK 849667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended:   March 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from           to

                        Commission file number: 001-13403

                         American Italian Pasta Company

               (Exact name of Registrant as specified in its charter)


                Delaware                                 84-1032638
      State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization                  Identification No.)

410 N. Mulberry Drive, Suite 200, Kansas City, Missouri   64116
 (Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (816) 502-6000

               1000 Italian Way, Excelsior Springs, Missouri 64024
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding as of April 26, 2000 of the Registrant's Class A Convertible Common Stock was 18,304,520 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company

                                    Form 10-Q

                          Quarter Ended March 31, 2000

                                Table of Contents

Part I - Financial Information                                              Page

         Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets at March 31, 2000 and
                  September 30, 1999..........................................3

                  Consolidated Statements of Income for the three
                  months ended March 31, 2000 and 1999........................4

                  Consolidated Statements of Income for the six
                  months ended March 31, 2000 and 1999........................5

                  Consolidated Statements of Stockholders' Equity
                  for the six months ended March 31, 2000 and 1999............6

                  Consolidated Statements of Cash Flows for the
                  six months ended March 31, 2000 and 1999....................7

                  Notes to Consolidated Financial Statements................8-9


         Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...........10-14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk................................................14

Part II - Other Information

         Item 1.  Legal Proceedings..........................................15

         Item 2.  Changes in Securities......................................15

         Item 3.  Defaults Upon Senior Securities............................15

         Item 4.  Submission of Matters to a Vote of Security Holders........15

         Item 5.  Other Information..........................................15

         Item 6.  Exhibits and Reports on Form 8-K...........................15

Signature Page...............................................................16

                         AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Balance Sheets

                                               March 31,           September 30,
                                                2000                   1999
                                                ----                   ----
                                                      (In thousands)
                                                       (Unaudited)
Assets
Current assets:

   Cash and temporary investments               $   915              $ 3,088
   Trade and other receivables                   20,015               22,018
   Prepaid expenses and deposits                  3,945                3,952
   Inventory                                     31,871               25,227
   Deferred income taxes                          1,368                1,031
                                                  -----                -----
Total current assets                             58,114               55,316
Property, plant and equipment:
   Land and improvements                          6,980                6,953
   Buildings                                     75,833               75,677
   Plant and mill equipment                     223,851              219,725
   Furniture, fixtures and equipment              7,249                7,239
                                                  -----                -----
                                                313,913              309,594
   Accumulated depreciation                     (59,139)             (51,156)
                                                  -----                -----
                                                254,774              258,438
   Construction in progress                      30,393                7,686
                                                  -----                -----
Total property, plant and equipment             285,167              266,124
Other assets                                      1,124                  782
                                                  -----                -----
Total assets                                   $344,405             $322,222
                                               ========             ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                          $ 17,468             $ 15,187
     Accrued expenses                             6,959                9,763
     Income tax payable                             890                   --
     Current maturities of long-term debt           935                1,144
                                                  -----                -----
Total current liabilities                        26,252               26,094
Long-term debt                                   85,977               81,467
Deferred income taxes                            17,159               12,931
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000              --                  --
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000              18                  18
     Class B common stock, $.001 par value:
          Authorized shares - 25,000,000             --                  --
     Additional paid-in capital                 176,852             175,030
     Treasury stock                                (245)                (26)
     Notes receivable from officers                 (61)                (71)
     Retained earnings                           39,704              26,779
   Accumulated other comprehensive income (loss) (1,251)                 --
                                                  -----               -----
Total stockholders' equity                      215,017             201,730
                                                  -----               -----
Total liabilities and stockholders' equity     $344,405            $322,222
                                               ========            ========

[FN]
        See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                      Three Months Ended
                                                            March 31,
                                                   2000                1999
                                                   ----                ----
                                                         (In thousands)
                                                          (Unaudited)
Revenues                                         $63,965            $55,867
Cost of goods sold                                45,899             41,352
Plant expansion costs                                 --                 80
Gross profit                                      18,066             14,435
Selling and marketing expense                      4,387              3,649
General and administrative expense                 1,688              1,537
                                                   -----              -----
Operating profit                                  11,991              9,249
Interest expense, net                              1,101                484
                                                   -----              -----
Income before income tax expense                  10,890              8,765
Income tax expense                                 3,975              3,239
                                                   -----              -----
Net income                                        $6,915             $5,526
                                                  ------             ------

Earnings Per Common Share:
 Net income per common share                        $.38               $.31
                                                  ------             ------

 Weighted-average common shares outstanding       18,303             18,091
                                                  ------             ------

Earnings Per Common Share - Assuming Dilution:
 Net income per common share assuming dilution      $.37               $.30
                                                  ======             ======

 Weighted-average common shares outstanding       18,738             18,642
                                                  ======             ======


[FN]

        See  accompanying  notes  to  consolidated  financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                      Six Months Ended
                                                         March 31,
                                                   2000            1999
                                                   ----            ----
                                                       (In thousands)
                                                        (Unaudited)

Revenues                                         $123,106          $103,716
Cost of goods sold                                 88,986            77,102
Plant expansion costs                                   -                80
Gross profit                                       34,120            26,534
Selling and marketing expense                       8,265             6,745
General and administrative expense                  3,172             2,792
Operating profit                                   22,683            16,997
Interest expense, net                               2,329               919
Income before income tax expense                   20,354            16,078
Income tax expense                                  7,429             5,945
Net income                                        $12,925           $10,133
                                                  -------           -------

Earnings Per Common Share:
  Net income per common share                        $.71              $.56
                                                   ------            ------

  Weighted-average common shares outstanding       18,258            18,089
                                                   ------            ------

Earnings Per Common Share - Assuming Dilution:
  Net income per common share assuming dilution      $.69              $.54
                                                   ------            ------

  Weighted-average common shares outstanding       18,756            18,608
                                                   ------            ------

[FN]
        See  accompanying  notes  to  consolidated  financial statements.

                                       AMERICAN ITALIAN PASTA COMPANY

                                Consolidated Statements of Stockholders' Equity

                                     Class                                   Notes
                       Class A         A        Additional                 Receivable                 Other            Total
                       Common        Common      Paid-In       Treasury       From       Retained   Comprehensive    Stockholders'
                       Shares        Stock      Capital         Stock       Officers     Earnings   Income (Loss)      Equity
                       -------      --------    ----------    ----------   ----------    --------   -------------    -----------
                                                   (In thousands, except share data)


Balance at September   18,176,554    $18       $175,030         $(26)       $ (71)       $26,779         --           $201,730
30, 1999
  Paydown of
   Notes
   receivable              --         --          --             --            10            --          --                10
   from officers
  Issuance of
   Shares of
   Class A common
   stock to                127,966     --         1,822          --            --            --          --             1,822
   option holders
   & other
   issuances
  Purchase of                   --     --            --         (219)          --            --          --              (219)
   treasury stock
  Net income                    --     --            --          --            --         12,925         --            12,925
  Foreign
   currency
   translation                  --     --            --          --            --            --        (1,251)         (1,251)
   adjustment               ------    -----       -----       -----         -----         -----         -----           -----
Comprehensive
   income                                                                                                               11,674
                                                                                                                       =======
Balance at               18,304,520    $ 18     $176,852      $ (245)       $ (61)       $39,704      $(1,251)        $215,017
March 31, 2000           ==========    ====     =======       ======        =====        =======       =======         =======

[FN]
        See  accompanying  notes  to  consolidated  financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                          Six Months Ended
                                                               March 31,
                                                        2000             1999
                                                        ----             ----
                                                            (In thousands)
                                                             (Unaudited)
Operating activities:
Net income                                            $12,925          $10,133
Adjustments to reconcile net income to net cash
provided by operations:
    Depreciation and amortization                       8,401            6,223
    Deferred income tax expense                         3,892               --
    Changes in operating assets and liabilities:
           Trade and other receivables                  2,002           (1,035)
           Prepaid expenses and deposits                    7           (1,687)
           Inventory                                   (6,644)           1,493
           Accounts payable and accrued expenses         (257)          (4,091)
           Income tax payable                           1,930            1,767
           Other                                         (766)            (272)
                                                         -----           -----
Net cash provided by operating activities               21,490          12,531

Investing activities:
Additions to property, plant and equipment             (28,536)        (45,767)
                                                      --------         --------
Net cash used in investing activities                  (28,536)        (45,767)

Financing activities:
Proceeds from issuance of debt                           5,000          31,000
Principal payments on debt and capital lease
     Obligations                                          (699)           (561)
Proceeds from issuance of common stock, net of
     issuance costs                                        749             140
Other                                                     (177)             11
                                                          -----          -----
Net cash provided by financing activities                4,873          30,590
                                                         -----          ------
Net decrease in cash and temporary investments          (2,173)         (2,646)

Cash and temporary investments at beginning of
     Period                                              3,088           5,442
                                                         -----           -----
Cash and temporary investments at end of period           $915          $2,796
                                                        ======          ======

[FN]
        See  accompanying  notes  to  consolidated  financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the year ended October 1, 1999 and management's discussion and analysis included in Item 2 hereof.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the second fiscal quarter of fiscal years 2000 and 1999 both included thirteen weeks of activity and are described as the three month periods ended March 31, 2000 and 1999.

2.   Stock Repurchase Plan

On March 20, 2000, the Company's Board of Directors authorized up to $25 million to implement a common stock repurchase program of up to one million shares during the next twelve months.

Purchases will be made from time to time on the open market or in negotiated transactions, depending upon market conditions and other factors. Repurchased common shares will be added to the Company's treasury shares to satisfy a portion of the Company's existing stock option commitments.

As of April 26, 2000, the Company has purchased 304,400 shares at prices ranging from $21.9886 to $24.7702.

3.   Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 435,000 and 498,000 shares for the three-month and six-month periods ended March 31, 2000, respectively, and 551,000 and 519,000 shares for the three-month and six-month periods ended March 31, 1999, respectively.

A summary of the Company's stock option activity:


                                                            Number of Shares
                                                            ________________

      Outstanding at September 30, 1999                         1,944,708
           Exercised                                             (123,995)
           Granted                                                520,050
           Canceled/Expired                                        (6,577)
                                                                   ------
      Outstanding at March 31, 2000                             2,334,186
                                                                =========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated October 29, 1997, and amended November 2, 1999, which is hereby incorporated by reference. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

Second quarter fiscal 2000 compared to second quarter fiscal 1999.

     Revenues. Total revenues increased $8.1 million, or 14.5%, to $64.0 million for the three-month period ended March 31, 2000, from $55.9 million for the three-month period ended March 31, 1999. The increase for the three-month period ended March 31, 2000 was primarily due to volume growth of 29.3% over the prior year, offset by lower average selling prices. Average selling prices were lower due to changes in sales mix and the pass-through of lower durum wheat costs. Management expects continued increases in revenues as a result of increasing Retail volumes and Institutional volumes; however, increases will be partially offset by higher growth rates of lower-priced Ingredient products, and may be impacted by revenue pass-throughs associated with durum wheat cost fluctuations.

     Revenues for the Retail market increased $3.5 million, or 8.7%, to $44.4 million for the three-month period ended March 31, 2000, from $40.9 million for the three-month period ended March 31, 1999. The increase primarily reflects volume growth of 16.9% over the comparable period, offset by lower average selling prices. The pass-through of lower durum wheat costs and changes in sales mix were the primary causes of a 7.0% reduction in average selling prices.

     Revenues for the Institutional market increased $4.6 million, or 30.3%, to $19.6 million for the three-month period ended March 31, 2000, from $15.0 million for the three-month period ended March 31, 1999. This increase was primarily a result of volume growth of 55.2% over the comparable period, offset by lower average selling prices. The pass-through of lower durum wheat costs, along with changes in sales mix generated by rapid growth of Ingredient revenues and a significant increase in contract volume to utilize available capacity, created a 16.0% reduction in average selling prices.

     Gross Profit. Gross profit increased $3.6 million, or 25.2%, to $18.1 million for the three-month period ended March 31, 2000, from $14.4 million for the three-month period ended March 31, 1999. Gross profit increased generally as a result of the volumes and revenue gains referenced above. Gross profit as a percentage of revenues increased to 28.2% for the three-month period ended March 31, 2000 from 25.8% for the three-month period ended March 31, 1999. The increase in gross profit relates to lower raw material costs and lower operating costs per unit. Management expects increases in gross profit to continue as a result of volume and related revenue increases.

     Selling and Marketing Expense. Selling and marketing expense increased $0.7 million, or 20.2%, to $4.4 million for the three-month period ended March 31, 2000, from $3.6 million for the three-month period ended March 31, 1999. Selling and marketing expense as a percentage of revenues increased to 6.9% for the three-month period ended March 31, 2000, from 6.5% for the comparable prior year period. The increase relates primarily to increased selling and promotional expenses associated with higher private label sales volumes and additional private label customers.

     General and Administrative Expense. General and administrative expense were comparable between periods, and decreased as a percentage of revenues from 2.75% to 2.64%.

     Operating Profit. Operating profit for the three-month period ended March 31, 2000, was $12.0 million, an increase of $2.7 million or 29.6% over the $9.2 million reported for the three-month period ended March 31, 1999, and increased as a percentage of revenues to 18.7% for the three-month period ended March 31, 2000, from 16.6% for the three-month period ended March 31, 1999 as a result of the factors discussed above.

     Interest Expense. Interest expense for the three-month period ended March 31, 2000, was $1.1 million, increasing $0.6 million or 127.5% from the $0.5 million reported for the three-month period ended March 31, 1999. The increase reflects higher borrowings, slightly higher interest rates, and reduced interest expense capitalization. Specifically, interest expense capitalization was reduced as construction in progress as of March 31, 1999 was $62.9 million compared to $30.4 million as of March 31, 2000. Interest capitalized for the quarter totaled $.3 million, compared to $.8 million in the prior year quarter.

     Income Tax. Income tax expense for the three-month period ended March 31, 2000, was $4.0 million, increasing $0.7 million from the $3.2 million reported for the three-month period ended March 31, 1999, and reflects an effective income tax rate of approximately 36.5% and 37%, respectively.

     Net Income. Net income for the three-month period ended March 31, 2000, was $6.9 million, increasing $1.4 million or 25.1% from the $5.5 million reported for the three-month period ended March 31, 1999. Diluted earnings per share was $0.37 per share for the three-month period ended March 31, 2000 compared to $0.30 per share in the comparable prior year period.

Six months fiscal 2000 compared to six months fiscal 1999.

     Revenues. Revenues increased $19.4 million, or 18.7%, to $123.1 million for six-month period ended March 31, 2000, from $103.7 million for the six-month period ended March 31, 1999. The increase for the six-month period ended March 31, 2000 was primarily due to volume growth of 32.2% over the comparable period, offset by lower average selling prices and the pass-through of durum wheat costs. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes; however, increases will be partially offset by higher growth rates of lower priced Ingredient products, and may be impacted by revenue pass-throughs associated with durum wheat cost fluctuations.

     Revenues for the Retail market increased $12.2 million, or 16.3%, to $87.3 million for the six-month period ended March 31, 2000, from $75.1 million for the six-month period ended March 31, 1999. The increase primarily reflects gains in private label volumes which are partially offset by decreases in average sales prices related to the pass-through of lower durum wheat costs in the current period.

     Revenues for the Institutional market increased $7.2 million, or 25.0%, to $35.8 million for the six-month period ended March 31, 2000, from $28.6 million for the six-month period ended March 31, 1999. This increase was primarily due to volume growth in the Ingredient market of 60.6% offset by lower average selling prices. The pass-through of lower durum wheat costs, along with changes in sales mix generated by rapid growth in Ingredient revenues and a significant increase in contract volume, created a 16.1% reduction in average selling prices.

     Gross Profit. Gross profit increased $7.6 million, or 28.6%, to $34.1 million for the six-month period ended March 31, 2000, from $26.5 million for the six-month period ended March 31, 1999. This increase is generally related to the revenue growth. Gross profit as a percentage of revenues increased to 27.7% for the six-month period ended March 31, 2000 from 25.6% for the six-month period ended March 31, 1999. The increase in gross profit as a percentage of revenues relates to lower raw material costs and lower operating costs per unit. Management expects increases in gross profit to continue as a result of volume and related revenue increases.

     Selling and Marketing Expense. Selling and marketing expense increased $1.5 million, or 22.5%, to $8.3 million for the six-month period ended March 31, 2000, from $6.7 million for the six-month period ended March 31, 1999. Selling and marketing expense as a percentage of revenues increased to 6.7% for the six-month period ended March 31, 2000, from 6.5% for the comparable prior year period. The increase relates primarily to increased selling and promotional expenses associated with higher private label sales volumes and additional private label customers.

     General and Administrative Expense. General and administrative expense increased $0.4 million, or 13.6%, to $3.2 million for the six-month period ended March 31, 2000, from $2.8 million for the comparable prior period, but decreased as a percentage of revenues from 2.7% to 2.6%.

     Operating Profit. Operating profit for the six-month period ended March 31, 2000, was $22.7 million, an increase of $5.7 million or 33.5% over the $17.0 million reported for the six-month period ended March 31, 1999, and increased as a percentage of revenues to 18.4% for the six-month period ended March 31, 2000, from 16.4% for the six-month period ended March 31, 1999 as a result of the factors discussed above.

     Interest Expense. Interest expense for the six-month period ended March 31, 2000, was $2.3 million, increasing $1.4 million or 153.4% from the $0.9 million reported for the six-month period ended March 31, 1999. The increase reflects higher borrowings, slightly higher interest rates, and reduced interest expense capitalization. Interest capitalized for the six months ended March 31, 2000 totaled $.5 million, compared to $1.2 million in the prior year.

     Income Tax. Income tax expense for the six-month period ended March 31, 2000, was $7.4 million, increasing $1.5 million from the $5.9 million reported for the six-month period ended March 31, 1999, and reflects an effective income tax rate of approximately 36.5% and 37%, respectively.

     Net Income. Net income for the six-month period ended March 31, 2000, was $12.9 million, increasing $2.8 million or 27.6% from the $10.1 million reported for the six-month period ended March 31, 1999. Diluted earnings per common share was $0.69 per share for the six-month period ended March 31, 2000 compared to $0.54 per share for the six-month period ended March 31, 1999.

Financial Condition and Liquidity

     The Company's primary sources of liquidity are cash provided by operations and borrowings under its credit facility. Cash and temporary investments totaled $.9 million, and working capital totaled $31.9 million at March 31, 2000.

     The Company's net cash provided by operating activities totaled $21.5 million for the six-month period ended March 31, 2000 compared to $12.5 million for the six-month period ended March 31, 1999. The increase in the net cash provided by operations is due primarily to higher operating income and lower working capital utilized in the period.

     Cash used in investing activities principally relates to the Company's investments in manufacturing, distribution and milling assets. Capital expenditures were $28.5 million for the six-month period ended March 31, 2000 compared to $45.8 million in the comparable prior fiscal year period. The decrease in spending for the six-month period ended March 31, 2000 was a result of the Company's completion, in 1999, of its third plant in Kenosha, Wisconsin and its 1999 South Carolina and Missouri capital expansion programs. Currently, the Company is in the process of completing a fourth plant in Verolanuova, Italy, and plans to spend approximately $35 - $40 million, of which approximately $17 million has been spent to date. The Company anticipates completion of this project during the fiscal year ending September 30, 2001. Additionally, the Company plans to spend approximately $25 million in fiscal year 2000, primarily for cost savings and maintenance projects, of which approximately $10 million has been spent to date. The Company anticipates completion of these projects during the year ending September 30, 2000.

     Net cash provided by financing activities was $4.9 million for the six-month period ended March 31, 2000 compared to net cash provided of $30.6 million for the six-month period ended March 31, 1999. The $4.9 million in 2000 is the result of borrowings to fund the capital expansion programs.

     The Company currently uses cash and proceeds from long-term borrowings to fund capital expenditures, repayments of debt and working capital requirements. The Company expects that future cash requirements will continue to be principally for capital expenditures, share repurchases, repayments of indebtedness, and working capital requirements.

     The Company has current commitments for $24.0 million in raw material purchases for fiscal year 2000 and has approximately $38.0 million in expenditures remaining under the above referenced capital expansion programs. The Company anticipates the current capital programs will be fully funded by the end of fiscal year 2001. The Company expects to fund these commitments from operations and borrowings under its revolving credit facility.

     On April 26, 2000, the Company completed an expansion to its revolving credit facility with its bank group by adding a multi-currency feature. Available credit under the expanded credit facility is $190 million compared with $140 million previously. The expanded facility eliminates the previously scheduled step-downs of available credit in the agreement, and allows the Company to borrow in dollars or up to $65.0 million in Euro equivalents. The Company's new manufacturing facility in Italy provides the opportunity to borrow in Euros with minimal net currency exposure at rates well below current dollar-denominated rates.

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

Year 2000 Compliance

     The Company completed all Year 2000 readiness work and experienced no significant problems. The Company had anticipated some surge in certain customer volumes during the quarter, which did not occur, but was able to replace those volumes with Contract sales. The Company increased raw material and finished good inventories anticipating potential Year 2000 issues, and as a result, the Company has somewhat higher than normal inventories, and higher prepaid expenses associated with the purchase of durum wheat. The Company anticipates inventories will return to normal levels over the remainder of the fiscal year.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------------
        Not applicable

Item 2. Changes in Securities
-------------------------------
        Not applicable

Item 3. Defaults Upon Senior Securities
-------------------------------
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-------------------------------
        The Annual  Meeting of  Shareholders  was held on  February 3, 2000.

          There were two matters submitted to a vote of security holders. The first matter was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

            Election of Directors              Votes For         Votes Withheld
                Horst W. Schroeder             15,334,204           86,057
                Mark C. Demetree               15,392,104           28,157
                Timothy S. Webster             15,334,404           85,857
                Karen H. Bechtel               15,327,204           93,057

                  The following directors continued in office:

             Serving Until 2001                        Serving Until 2002
                David Y. Howe                           Jonathan E. Baum
                John P. O'Brien                         Robert H. Niehaus
                William R. Patterson                    Richard C. Thompson


          The second matter was for the ratification of the Board of Directors' selection of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year 2000. The shareholders cast 15,408,657 votes in the affirmative and 10,689 votes in the negative and shareholders holding 915 votes abstained from voting on the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year 2000.

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

American Italian Pasta Company


April 26, 2000
__________________________________         ___________________________________
Date                                       Timothy S. Webster
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


April 26, 2000
__________________________________         ___________________________________
Date                                       Warren B. Schmidgall
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                             Description
_____________                           _______________________________________

   27                                   Financial Data Schedule

TYPE                            EX-27
DESCRIPTION                     Financial Data Schedule

ARTICLE                         5
LEGEND                          THIS SCHEDULE CONTAINS SUMMARY FINANCIAL
                                INFORMATION EXTRACTED FROM Consolidated Balance
                                Sheets at March 31, 2000; Consolidated
                                Statements of Operations for the six months
                                ended March 31, 2000; Consolidated Statements
                                of Stockholders' Equity for the six months
                                ended March 31, 2000; Consolidated Statements
                                of Cash Flows for the six months ended March
                                31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY
                                REFERENCE TO SUCH CONSOLIDATED FINANCIAL
                                STATEMENTS AND THE NOTES THERETO
MULTIPLIER                      1000
PERIOD-START                    OCT-02-1999
PERIOD-TYPE                     6 months
FISCAL-YEAR-END                 SEPT-30-2000
PERIOD-END                      MAR-31-2000
CASH                            915
SECURITIES                      0
RECEIVABLES                     20165
ALLOWANCES                      150
INVENTORY                       31871
CURRENT-ASSETS                  58114
PP&E                            313913
DEPRECIATION                    59139
TOTAL-ASSETS                    344405
CURRENT-LIABILITIES             26252
BONDS                           0
PREFERRED-MANDATORY             0
PREFERRED                       0
COMMON                          18
OTHER-SE                        216250
TOTAL-LIABILITY-AND-EQUITY      344405
SALES                           123106
TOTAL-REVENUES                  123106
CGS                             88986
TOTAL-COSTS                     100423
OTHER-EXPENSES                  0
LOSS-PROVISION                  0
INTEREST-EXPENSE                2329
INCOME-PRETAX                   20354
INCOME-TAX                      7429
INCOME-CONTINUING               12925
DISCONTINUED                    0
EXTRAORDINARY                   0
CHANGES                         0
NET-INCOME                      12925
EPS-PRIMARY                     .71
EPS-DILUTED                     .69