Form 10-Q
period 2000-06-30
AMERICAN ITALIAN PASTA CO
filed 2000-07-27
CIK 849667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

                 For the period ended: June 30, 2000

                                       OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934
                  For the transition period from           to

                        Commission file number: 001-13403

                        AMERICAN ITALIAN PASTA COMPANY
            (Exact name of Registrant as specified in its charter)


                DELAWARE                             84-1032638
      State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization              Identification No.)

4100 N. MULBERRY DRIVE, SUITE 200, KANSAS CITY, MISSOURI    64116
 (Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code: (816) 584-5000

             1000 ITALIAN WAY, EXCELSIOR SPRINGS, MISSOURI 64024
------------------------------------------------------------------------------

           (Former name, former address and former fiscal year, if
                          changed since last report)

      Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding as of July 26, 2000 of the Registrant's Class A Convertible Common Stock was 18,360,686 and there were no shares outstanding of the Class B Common Stock.

                         AMERICAN ITALIAN PASTA COMPANY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS


Part I - Financial Information                                          Page

      Item 1.     Financial Statements (unaudited)

                  Consolidated Balance Sheets at June 30, 2000 and
                  September 30, 1999.                                      3

                  Consolidated Statements of Income for the three
                  months ended June 30, 2000 and 1999.                     4

                  Consolidated Statements of Income for the nine
                  months ended June 30, 2000 and 1999.                     5

                  Consolidated Statement of Stockholders' Equity
                  for the nine months ended June 30, 2000.                 6

                  Consolidated Statements of Cash Flows for the nine
                  months ended June 30, 2000 and 1999.                     7

                  Notes to Consolidated Financial Statements             8-9


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-13

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                             14

Part II - Other Information

      Item 1.     Legal Proceedings                                       15

      Item 2.     Changes in Securities                                   15

      Item 3.     Defaults Upon Senior Securities                         15

      Item 4.     Submission of Matters to a Vote of Security Holders     15

      Item 5.     Other Information                                       15

      Item 6.     Exhibits and Reports on Form 8-K                        15


Signature Page                                                            16


                           AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,     SEPTEMBER 30,
                                                          2000            1999
                                                          ----            ----
                                                             (IN THOUSANDS)

ASSETS                                                        (UNAUDITED)
Current assets:
   Cash and temporary investments                        $ 1,357        $ 3,088
   Trade and other receivables                            24,278          22,018
   Prepaid expenses and deposits                           4,848           3,952
   Inventory                                              30,541          25,227
   Deferred income taxes                                   1,948          1,031
                                                        --------        --------
Total current assets                                      62,972          55,316
Property, plant and equipment:
   Land and improvements                                   7,159           6,953
   Buildings                                              82,716          75,677
   Plant and mill equipment                              224,496         219,725
   Furniture, fixtures and equipment                       7,810           7,239
                                                        --------        --------
                                                         322,181         309,594
   Accumulated depreciation                              (61,813)        (51,156)
                                                        --------        --------
                                                         260,368         258,438
   Construction in progress                               39,679           7,686
                                                        --------        --------
Total property, plant and equipment                      300,047         266,124
Other assets                                               2,044             782
                                                        --------        --------
Total assets                                            $365,063        $322,222
                                                       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                     $ 11,138        $ 15,187
   Accrued expenses                                        8,584           9,763
   Income tax payable                                        212              --
   Current maturities of long-term debt                    1,544           1,144
                                                        --------        --------
Total current liabilities                                 21,478          26,094

Long-term debt                                           117,565          81,467
Deferred income taxes                                     19,952          12,931
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
       Authorized shares - 10,000,000                         --             --
       Issued and outstanding shares - none
   Class A common stock, $.001 par value:
       Authorized shares - 75,000,000                          18             18
       Issued and  outstanding  shares -  18,360,686
       and   17,638,254   at  June   30,   2000  and
       18,176,554  and  18,175,603  at September 30,
       1999
   Class B common stock, $.001 par value:
       Authorized shares - 25,000,000                         --             --
       Issued and outstanding shares - none
   Additional paid-in capital                             177,685        175,030
   Treasury   stock,   at  cost,   722,432  and  951      (16,454)           (26)
   shares
   Notes receivable from officers                             (61)           (71)
   Retained earnings                                       46,964         26,779
   Accumulated other comprehensive income (loss)           (2,084)           --
                                                         --------       --------
Total stockholders' equity                                206,068        201,730
                                                         --------        -------
Total liabilities and stockholders' equity               $365,063       $322,222
                                                         ========       ========

         See accompanying notes to consolidated financial statements.



                         AMERICAN ITALIAN PASTA COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED
                                                                        JUNE 30,
                                                          2000            1999
                                                          ----            ----
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)

Revenues                                                $ 60,622        $ 55,278
Cost of goods sold                                        42,909          39,368
Plant expansion costs                                         --              34
                                                     -        --     -        --
Gross profit                                              17,713          15,876
Selling and marketing expense                              3,836           4,076
General and administrative expense                         1,475           1,433
                                                           -----           -----
Operating profit                                          12,402          10,367
Interest expense, net                                      1,146             326
                                                           -----             ---
Income before income tax expense                          11,256          10,041
Income tax expense                                         3,996           3,534
                                                           -----           -----
Net income                                                $7,260        $  6,507
                                                           =====         =======
Earnings Per Common Share:

   Net income per common share                             $ .40           $ .36
                                                             ===             ===
   Weighted-average common shares outstanding             17,933          18,099

Earnings Per Common Share - Assuming Dilution:

   Net income per common share assuming dilution           $ .40           $ .35
                                                             ===             ===
   Weighted-average common shares outstanding             18,323          18,675
                                                          ======          ======

         See accompanying notes to consolidated financial statements.



                         AMERICAN ITALIAN PASTA COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           NINE MONTHS ENDED
                                                                        JUNE 30,
                                                          2000            1999
                                                          ----            ----
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)

Revenues                                               $ 183,728       $ 158,994
Cost of goods sold                                       131,895         116,470
Plant expansion costs                                         --             114
                                                        --------        --------
Gross profit                                              51,833          42,410
Selling and marketing expense                             12,101          10,821
General and administrative expense                         4,647           4,225
                                                           -----           -----
Operating profit                                          35,085          27,364
Interest expense, net                                      3,475           1,245
                                                           -----           -----
Income before income tax expense                          31,610          26,119
Income tax expense                                        11,425           9,479
                                                          ------           -----
Net income                                               $20,185         $16,640
                                                          ======          ======
Earnings Per Common Share:
   Net income per common share                            $ 1.11           $ .92
                                                            ====             ===

   Weighted-average common shares outstanding             18,166          18,090
                                                          ======          ======

Earnings Per Common Share - Assuming Dilution:

   Net income per common share assuming dilution          $ 1.08           $ .90
                                                            ====             ===

   Weighted-average common shares outstanding             18,623          18,587
                                                          ======          ======

         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                     CLASS A

                                  CLASS                             NOTES
                       CLASS A      A      ADDITIONAL             RECEIVABLE                 OTHER          TOTAL
                       COMMON    COMMON     PAID-IN    TREASURY     FROM      RETAINED   COMPREHENSIVE  STOCKHOLDERS
                       SHARES     STOCK     CAPITAL     STOCK     OFFICERS    EARNING    INCOME (LOSS)     EQUITY
                       ------     -----     -------     -----     --------    -------    -------------  ------------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at
September 30, 1999   18,176,554    $18     $175,030     $(26)      $ (71)     $26,779        --           $201,730
  Paydown of
   notes
   receivable
   from officers           --       --        --          --           10          --        --                 10
  Issuance of
   shares of
   Class A common
   stock to
   option holders
   & other
   issuances            184,132     --      2,655         --           --          --        --              2,655
  Purchase of
   treasury stock            --     --          --     (16,428)        --          --        --            (16,428)
  Net income                 --     --          --          --         --      20,185        --             20,185
  Foreign
   currency
   translation
   adjustment                --     --          --          --         --          --      (2,084)          (2,084)
                        ---------  ----    --------     ------     ------      ------      -------          -------
Comprehensive
   income                                                                                                   18,101
                                                                                                            ======
Balance at
June 30, 2000        18,360,686   $ 18     $177,685    $(16,454)   $ (61)     $46,964     $(2,084)        $206,068
                     ==========   ====      =======     ========    =====      ======      =======         =======

                 See accompanying notes to consolidated financial statements.


                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED
                                                                      JUNE 30,
                                                         2000           1999
                                                         ----           ----
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Operating activities:
Net income                                              $20,185        $16,640
Adjustments to reconcile net income to net cash
provided by operations:
    Depreciation and amortization                        11,762          9,581
    Deferred income tax                                   6,103            398
    Changes in operating assets and liabilities:
        Trade and other receivables                      (2,260)        (1,480)
        Prepaid expenses and deposits                      (896)        (2,533)
        Inventory                                        (5,314)         1,683
        Accounts payable and accrued expenses            (4,979)        (2,156)
        Income tax payable                                1,576          4,178
        Other                                            (1,657)          (472)
                                                         -------         -----
Net cash provided by operating activities                24,520         25,839

Investing activities:
Additions to property, plant and equipment              (46,907)       (63,461)
                                                        --------       --------
Net cash used in investing activities                   (46,907)       (63,461)

Financing activities:
Additions to deferred debt issuance costs                  (718)           --
Proceeds from issuance of debt                           37,578         34,000
Principal payments on debt and capital lease
   obligations                                           (1,080)          (834)
Proceeds from issuance of common stock, net of
   issuance costs                                         1,291            438
Purchases of Treasury Stock                             (16,428)            --
Other                                                         9              9
                                                         ------          -----
Net cash provided by financing activities                20,652         33,613
                                                         ------         ------
Net decrease in cash and temporary investments           (1,731)        (4,009)

Cash and temporary investments at beginning of
   period                                                 3,088          5,442
                                                          -----          -----
Cash and temporary investments at end of period         $ 1,357        $ 1,433
                                                          =====          =====

         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the year ended October 1, 1999 and management's discussion and analysis included in Item 2 hereof.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the third fiscal quarter of fiscal years 2000 and 1999 both included thirteen weeks of activity and are described as the three month periods ended June 30, 2000 and 1999.

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

On July 14, 2000, the Company's Board of Directors authorized an increase to its share repurchase program to cover a total of 1.5 million shares, and to allocate another $10.0 million to make these purchases.

As of July 26, 2000, the Company has purchased 948,000 shares at prices ranging from $18.875 to $25.9375 per share.

3. Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 390,000 and 457,000 shares for the three-month and nine-month periods ended June 30, 2000, respectively, and 576,000 and 497,000 shares for the three-month and nine-month periods ended June 30, 1999, respectively.

A summary of the Company's stock option activity:

                                              Number of Shares
      Outstanding at September 30, 1999           1,944,708
         Exercised                                (178,508)
         Granted                                   520,050
         Canceled/Expired                          (6,577)
                                                   -------

      Outstanding at June 30, 2000                2,279,673
                                                  =========

4.    Amendment to Credit Facility

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated October 29, 1997, and amended November 2, 1999, which is hereby incorporated by reference and, any amendments thereto and other matters disclosed in the Company's public filings. This Form 8-K has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

Third quarter fiscal 2000 compared to third quarter fiscal 1999.

      REVENUES. Total revenues increased $5.3 million, or 9.7%, to $60.6 million for the three-month period ended June 30, 2000, from $55.3 million for the three-month period ended June 30, 1999. The increase for the three-month period ended June 30, 2000 was primarily due to volume growth in ingredient and private label customer volumes, offset by lower Mueller's, other retail, and contract volumes. Retail and institutional revenues increased 12.5% and 2.5%, respectively. Revenue growth of 9.7% exceeded volume growth of 7.2% due to higher per unit Mueller's revenues and the absence of lower priced ingredient volumes in the current quarter. Revenues for the current quarter were affected by restructured private label programs which lowered both revenues and promotional expenses versus the prior year quarter. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes; however, increases will be partially offset by higher growth rates of lower-priced Ingredient products, and may be impacted by revenue pass throughs associated with durum wheat cost fluctuations.

      Revenues for the Retail market were $44.5 million in the current period, compared to $39.6 million for the three-month period ended June 30, 1999. Total Retail pasta shipments were up 9.1% versus the prior period. Private Label volume was up 14.2% offset by the reduction in other Retail shipments from the prior year period.

      Revenues for the Institutional market increased $0.4 million, or 2.5%, to $16.1 million for the three-month period ended June 30, 2000, from $15.7 million for the three-month period ended June 30, 1999. This increase was primarily a result of increases in volumes of 3.5% offset by lower average selling prices, due to changes in sales mix. The Ingredient business volume growth was 23.3%, with much of the growth attributable to the ramp up of the Company's Ingredient focused plant in Kenosha.

      GROSS PROFIT. Gross profit increased $1.8 million, or 11.6%, to $17.7 million for the three-month period ended June 30, 2000, from $15.9 million for the three-month period ended June 30, 1999. This increase is generally related to the revenue growth and lower per unit costs because of volume and mix. This resulted in gross profit as a percentage of revenues increasing to 29.2% for the three-month period ended June 30, 2000 from 28.7% for the three-month period ended June 30, 1999. The increase in gross profit as a percentage of revenues relates to lower operating costs per unit, and favorable volume mix, specifically lower Mueller's and contract volumes in the current quarter. Management expects increases in gross profit to continue as a result of volume and related revenue increases.

      SELLING AND MARKETING EXPENSE. Selling and marketing expense decreased $0.2 million, or 5.9%, to $3.8 million for the three-month period ended June 30, 2000, from $4.1 million for the three-month period ended June 30, 1999. Selling and marketing expense as a percentage of revenues decreased to 6.3% for the three-month period ended June 30, 2000, from 7.4% for the comparable prior year period. The decrease in selling and marketing expense relates to the restructured private label programs which lowered both revenues and promotional expenses.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $42,000, or 2.9%, to $1.5 million for the three-month period ended June 30, 2000, from $1.4 million for the comparable prior year period. General and administrative expense as a percentage of revenues decreased to 2.4% from 2.6%.

      OPERATING PROFIT. Operating profit for the three-month period ended June 30, 2000, was $12.4 million, an increase of $2.0 million or 19.6% over the $10.4 million reported for the three-month period ended June 30, 1999, and increased as a percentage of revenues to 20.5% for the three-month period ended June 30, 2000, from 18.8% for the three-month period ended June 30, 1999, due primarily to improved gross margin performance and lower selling and marketing expenses.

      INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 2000, was $1.1 million, increasing $0.8 million from the $0.3 million reported for the three-month period ended June 30, 1999. The increase is attributable to higher debt levels, higher interest rates, and reduced interest expense capitalization.

      INCOME TAX. Income tax expense for the three-month period ended June 30, 2000, was $4.0 million, increasing $0.5 million from the $3.5 million reported for the three-month period ended June 30, 1999, and reflects an effective income tax rate of approximately 35.5% and 35.2% respectively. Profits for the prior year quarter benefited from a one-time adjustment to deferred taxes of $180,000. This adjustment was attributable to the Company's estimated reduction in effective income tax rates.

      NET INCOME. Net income for the three-month period ended June 30, 2000, was $7.3 million, increasing $0.8 million or 11.6% from the $6.5 million reported for the three-month period ended June 30, 1999. Net income as a percentage of revenues was 12.0% compared with 11.8% for the same period of 1999. Diluted earnings per share were $0.40 per share for the three-month period ended June 30, 2000 compared to $0.35 per share in the comparable prior year period.


Nine months fiscal 2000 compared to nine months fiscal 1999.

      REVENUES. Revenues increased $24.7 million, or 15.5%, to $183.7 million for nine-month period ended June 30, 2000, from $159.0 million for the nine-month period ended June 30, 1999. The increase for the nine-month period ended June 30, 2000 was primarily due to volume growth in both the Retail and Institutional markets with some offset from the pass through of lower durum wheat costs. Management expects continued increases in revenues as a result of both increasing Retail volumes and Institutional volumes; however, increases will be partially offset by higher growth rates of lower priced Ingredient products and may be impacted by revenue pass throughs associated with durum wheat cost fluctuations.

      Revenues for the Retail market increased $17.2 million, or 15.0%, to $131.9 million for the nine-month period ended June 30, 2000, from $114.7 million for the nine-month period ended June 30, 1999. The increase primarily reflects gains in private label volumes which are partially offset by decreases in average sales prices related to the pass through of lower durum wheat costs.

      Revenues for the Institutional market increased $7.6 million, or 17.1%, to $51.9 million for the nine-month period ended June 30, 2000, from $44.3 million for the nine-month period ended June 30, 1999. The primary increase in revenues was due to volume growth of 32.3%. The pass through of lower durum wheat costs, along with changes in sales mix generated by rapid growth in Ingredient revenues and a significant increase in contract volume, created an 11.5% reduction in average selling prices.

      GROSS PROFIT. Gross profit increased $9.4 million, or 22.2%, to $51.8 million for the nine-month period ended June 30, 2000, from $42.4 million for the nine-month period ended June 30, 1999. This increase is generally related to the revenue growth. Gross profit as a percentage of revenues increased to 28.2% for the nine-month period ended June 30, 2000 from 26.7% for the nine-month period ended June 30, 1999. The increase in gross profit as a percentage of revenues relates to lower raw material costs, and lower operating costs per unit in the current nine-month period compared to the prior period. Management expects increases in gross profit to continue as a result of volume and related revenue increases.

      SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $1.3 million, or 11.8%, to $12.1 million for the nine-month period ended June 30, 2000, from $10.8 million for the nine-month period ended June 30, 1999. The increase relates primarily to increased selling and promotional expenses associated with higher private label sales volumes and additional private label customers. Selling and marketing expense as a percentage of revenues was 6.6% for the nine-month period ended June 30, 2000, down from 6.8% for the comparable prior year period.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.4 million, or 10.0%, to $4.6 million for the nine-month period ended June 30, 2000, from $4.2 million for the comparable prior year period. General and administrative expense as a percentage of revenues was 2.5% for the nine-month period ended June 30, 2000, up from 2.7% for the comparable prior year period.

      OPERATING PROFIT. Operating profit for the nine-month period ended June 30, 2000, was $35.1 million, an increase of $7.7 million or 28.2% over the $27.4 million reported for the nine-month period ended June 30, 1999, and increased as a percentage of revenues to 19.1% for the nine-month period ended June 30, 2000, from 17.2% for the nine-month period ended June 30, 1999 as a result of the factors discussed above.

      INTEREST EXPENSE. Interest expense for the nine-month period ended June 30, 2000, was $3.5 million, increasing $2.2 million from the $1.2 million reported for the nine-month period ended June 30, 1999. The increase is attributable to higher debt levels, higher interest rates and reduced interest expense capitalization.

      INCOME TAX. Income tax expense for the nine-month period ended June 30, 2000, was $11.4 million, increasing $1.9 million from the $9.5 million reported for the nine-month period ended June 30, 1999, and reflects an effective income tax rate of approximately 36.1% and 36.3%, respectively. Profits for the prior year nine-month period benefited from a one-time adjustment to deferred taxes of $180,000. This adjustment was attributable to the Company's estimated reduction in effective income tax rates.

      NET INCOME. Net income for the nine-month period ended June 30, 2000, was $20.2 million, increasing $3.5 million or 21.3% from the $16.6 million reported for the nine-month period ended June 30, 1999. Diluted earnings per common share were $1.08 per share for the nine-month period ended June 30, 2000 compared to $.90 per share for the nine-month period ended June 30, 1999.


Financial Condition and Liquidity

   The Company's primary sources of liquidity are cash provided by operations and borrowings under its credit facility. Cash and temporary investments totaled $1.4 million, and net working capital totaled $41.5 million at June 30, 2000.

   The Company's net cash provided by operating activities totaled $24.5 million for the nine-month period ended June 30, 2000 compared to $25.8 million for the nine-month period ended June 30, 1999. The decrease in the net cash provided by operations was due primarily to higher working capital utilized in the period offset by higher operating income in the current period.

   Cash used in investing activities principally relates to the Company's investments in pasta production, distribution and milling assets. Capital expenditures were $46.9 million for the nine-month period ended June 30, 2000 compared to $63.5 million in the comparable prior fiscal year period. The decrease in spending for the nine-month period ended June 30, 2000 was a result of the Company's completion in 1999 of its third plant in Kenosha, Wisconsin, and its 1999 South Carolina and Missouri capital expansion programs. Currently, the Company is in the process of completing a fourth plant in Verolanuova, Italy, and plans to spend approximately $35-40 million, of which
19.4 million has been spent to date. The Company anticipates completion of this project during the fiscal year ending September 30, 2001. Additionally, the Company plans to spend approximately $25 million in fiscal year 2000, primarily for cost savings and maintenance projects, of which approximately $21 million has been spent to date. The Company anticipates completion of these projects during the year ending September 30, 2000.

   Net cash provided by financing activities was $20.7 million for the nine-month period ended June 30, 2000 compared to net cash provided of $33.6 million for the nine-month period ended June 30, 1999. The $20.7 million in 2000 is the result of borrowings to fund the capital expansion programs and the stock repurchase programs. The Company had treasury stock purchases totaling $16.4 million during the nine-month period ended June 30, 2000.

   The Company currently uses cash to fund capital expenditures, repayments of debt, working capital requirements, and its stock repurchase program. The Company expects that future cash requirements will continue to be principally for capital expenditures, repayments of indebtedness, working capital requirements, and its stock repurchase program.

   The Company has current commitments for $14.0 million in raw material purchases for fiscal year 2000 and has approximately $2.5 million in capital expenditures remaining under the above referenced capital expansion programs. The Company anticipates the capital expansion programs will be fully funded by the end of fiscal year 2001. The Company expects to fund these commitments from operations and borrowings under its revolving credit facility.

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





Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal exposures to market risk associated with financial instruments relate to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings demoniniated in foreign currency. The Company's exposure to interest rate risk on their variable rate long-term debt is not material.

     The Company has operations in Italy. The functional currency for this operation is the Lira. At June 30, 2000, long-term debt includes foreign subsidiary obligations of 47.4 million Euros ($43.5 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

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

            27.   Financial Data Schedule.

            (b)   Reports on Form 8-K.
                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company



July 26, 2000                 /S/ Timothy S. Webster
-------------------------     ----------------------
Date                          Timothy S. Webster
                              President and Chief Executive Officer
                              (Principal Executive Officer)



July 26, 2000                 /S/ Warren B. Schmidgall
-------------------------     ------------------------
Date                          Warren B. Schmidgall
                              Executive Vice President and Chief
                                Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description

27    Financial Data Schedule.