Form 10-K
period 2000-09-29
AMERICAN ITALIAN PASTA CO
filed 2000-12-22
CIK 849667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934

                 For the fiscal year ended:   September 29, 2000

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


        4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri 64116
             (Address of principal executive office and Zip Code)

      Registrant's telephone number, including area code: (816) 584-5000

         Securities registered pursuant to Section 12(b) of the Act:

          Title of each class Name of each exchange on which registered
                      Class A Convertible Common Stock:
           $.001 par value per share          New York Stock Exchange

       Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of December 12, 2000 the aggregate market value of the Registrant's Class A Convertible Common Stock held by non-affiliates (using the New York Stock Exchange's closing price) was approximately $427,033,700.

      The number of shares outstanding as of December 12, 2000 of the Registrant's Class A Convertible Common Stock was 17,400,238 and there were no shares outstanding of the Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed no later than 120 days after September 29, 2000.

Introduction and Certain Cautionary Statements

      American Italian Pasta Company's ("we" or the "Company") fiscal year end is the last Friday of September or the first Friday of October. This results in a 52- or 53-week year depending on the calendar. Our first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Annual Report on Form 10-K (this "Annual Report"), all fiscal years are described as having ended on September 30.

      The discussion set forth below, as well as other portions of this Annual Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by us. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described below under "Risk Factors." Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Annual Report to reflect future events or developments.

      We hold a number of federally registered and common law trademarks, which are used throughout this Annual Report. We have registered the following marks with the U.S. Patent and Trademark Office: AIPC, American Italian Pasta Company, Pasta LaBella, Montalcino, Calabria and Heartland. In addition, as a result of the Mueller's acquisition (see "Recent Developments"), we now own several additional trademarks, including the Mueller's mark.

      Additionally, a number of federally registered trademarks are used throughout this Annual Report that are not owned by the Company. San Giorgio and Ronzoni are registered trademarks of New World Pasta LLC, ("New World Pasta"). Prince and Creamette are registered trademarks of Borden Foods Holdings Corporation ("Borden").

                                  RISK FACTORS

      You should carefully consider the risks described below regarding an investment in our common stock. The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Our business is dependent on several major customers.

      Historically, a limited number of customers have accounted for a substantial portion of our revenues. We expect that we will continue to rely on a limited number of major customers for a substantial portion of our revenues in the future. We have an exclusive supply contract with Sysco (the "Sysco Agreement") that is effective through June 2003, and Sysco has a renewal option for one additional three-year period. Under the Sysco Agreement, we are restricted from supplying pasta products to food service businesses other than Sysco without Sysco's consent.

      We do not have supply contracts with a substantial number of our customers, including Sam's Club. We depend on our customers to sell our products and to assist us in promoting customer acceptance of, and creating demand for, our products. If our relationship with one or more of our major customers changes or ends, it could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulty in managing our growth.

      We have experienced rapid growth and we expect to continue significant growth in the future. Successful management of any such future growth will require us to continue to invest in and enhance our operational, financial and management information resources and systems, accurately forecast and meet sales demand, accurately forecast retail sales, control our overhead, and attract, train, motivate and manage our employees effectively. There can be no assurance that we will continue to grow, or that we will be effective in managing our future growth. Any failure to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations.

Cost increases or crop shortages in durum wheat and cost increases in packaging materials could adversely affect us.

      The principal raw material in our products is durum wheat. Durum wheat is used almost exclusively in pasta production and is a narrowly traded, cash only commodity crop. We attempt to minimize the effects of durum wheat cost fluctuations through forward purchase contracts and agreements with many of our customers that include durum cost adjustment provisions. Our commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on our profitability, but by doing so we may temporarily affect our ability to benefit from possible durum wheat cost decreases. The supply and price of durum wheat is subject to market conditions and is influenced by several factors beyond our control, including general economic conditions, natural disasters and weather conditions, competition, and governmental programs and regulations. The supply and cost of durum wheat may also be adversely affected by insects and plant diseases.

      We also rely on the supply of plastic, corrugated and other packaging materials. Many of these items fluctuate in price due to market conditions beyond our control. The costs of durum wheat and packaging materials have varied widely in recent years and future changes in such costs may cause the Company's results of operations and our operating margins to fluctuate significantly. Increases in the cost of durum wheat or packaging materials could have a material adverse effect on our operating profit and margins unless and until we are able to pass the increased cost along to our customers. Historically, changes in sale prices of our pasta products have lagged changes in our materials costs. Competitive pressures may also limit our ability to raise prices in response to increased raw or packaging material costs. Accordingly, there can be no assurance as to whether, or the extent to which, we will be able to offset durum wheat or packaging material cost increases with increased product prices.

The  market  for  pasta  products  is  intensely   competitive   and  we  face
competition from many established domestic and foreign producers.

      We compete against numerous well-established national, regional and foreign companies, and many smaller companies in the procurement of raw materials, the development of new pasta products and product lines, the improvement and expansion of previously introduced pasta products and product lines and the production, marketing and distribution of pasta products. Some of our competitors have longer operating histories, significantly greater brand recognition and financial and other resources than we do. Our direct competitors include large multi-national companies such as Borden with brands such as Prince(R), Creamette(R), and New World Pasta LLC with brands such as American Beauty(R), San Giorgio(R), and Ronzoni(R), regional U.S. producers of retail and institutional pasta such as Dakota Growers Pasta Company, a farmer-owned cooperative in North Dakota, Philadelphia Macaroni Co. Inc. and A. Zerega's Sons, Inc., each an independent producer. We also compete with Italian producers such as De Cecco, and with Barilla, an Italian-owned company with manufacturing facilities in the U.S.

      Our competitive environment depends to a significant extent on the relationship between aggregate industry production capacity and aggregate market demand for pasta products. Over the past several years, domestic pasta producers have completed increases in domestic production capacity. In addition to our capital expansions, we believe that these capacity additions represent more than 200 million pounds in aggregate. Dakota Growers recently increased the capacity of its durum wheat mill. Barilla recently completed a pasta production plant near Ames, Iowa with an estimated annual pasta capacity of over 150 to 200 million pounds. Two major pasta producers have also recently announced planned reductions in pasta production capacity. Borden has closed or sold five of its ten North American pasta plants, and Bestfoods eliminated its capacity of approximately 180 million pounds in 1997. Increases in production capacity above market demand for pasta products could have a material adverse effect on our business, financial condition and results of operations.

      Several foreign producers, based principally in Italy and Turkey, have aggressively targeted the U.S. pasta market in recent years. In 1996, a U.S. Department of Commerce ("Commerce") investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, Commerce imposed anti-dumping and countervailing duties on Italian and Turkish imports (the "1996 Anti-dumping Order"). In December 1998, Commerce announced the final results of its review of 1996 Anti-dumping Order for three Turkish producers. Commerce indicated that one of the producers had not had any shipments during the review period (January 19, 1996 to June 30, 1997), maintained the anti-dumping and countervailing duties for another Turkish producer and repealed such duties for the third. In addition, Commerce conducted an administrative review of its 1996 Anti-dumping Order relating to eight Italian pasta producers and maintained the anti-dumping duties for most of the Italian pasta producers. While such duties may enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there can be no assurance that the duties will be maintained for any length of time, or that these or other foreign producers will not sell competing products in the United States at prices lower than ours. Bulk imported pasta, and pasta produced in the U.S. by foreign firms, are generally not subject to such anti-dumping and countervailing duties. Foreign pasta producers generally may avoid such duties by importing bulk pasta into the United States and repackaging it in U.S. facilities for distribution.

      We have just begun operations in Italy to produce pasta that we intend to sell in the U.S. and in the United Kingdom and Europe. Competition in these international markets is also intense and comes primarily from major Italian pasta companies such as De Cecco and Barilla, and from scores of small, locally recognized producers. We believe that we will be able to compete effectively in these foreign markets, but as yet we have no established customer relationship and no significant sales levels.

Our business is completely dependent upon dry pasta as our only product line.

      We focus exclusively on producing and selling dry pasta. We expect to continue to receive substantially all of our revenues from the wholesale and retail sale of pasta and pasta-related products. In addition, our pasta production equipment is highly specialized and is not adaptable to the production of non-pasta food products. From time to time, consumer preference for pasta and other grain-based foods has been affected by diet "fads" de-emphasizing carbohydrates and starches. Because of our product concentration, any decline in consumer demand or preference for dry pasta, or any other factor that adversely affects the pasta market, could have a more significant adverse effect on our business, financial condition and results of operations than on pasta producers that also produce other products.

The purchase of the Mueller's business moves us into the branded retail pasta business where we have relatively little experience.

      Our purchase of the Mueller's pasta business significantly increases our branded retail market share, a market in which we have relatively little direct experience. Retail pasta sales are subject to intense competition, changes in consumer preferences, the effects of changing prices for raw materials and local economic conditions. The results of our Mueller's business will be dependent upon our ability to manage the brand successfully (including implementing effective marketing and trade promotion programs), to anticipate and respond to new consumer trends, and to maintain key customer relationships in order to compete effectively with lower priced products in a consolidating environment.

Our success is dependent on the efforts of several key executives.

      Our operations and prospects depend in large part on the performance of our senior management team. The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. No assurance can be given that we would be able to find qualified replacements for any of these individuals if their services were no longer available. We do not maintain key person life insurance on any of our key employees.

Disruptions in transportation of raw materials or finished products or increases in transportation costs could adversely affect our financial results.

      Durum wheat is shipped to our production facility in Missouri directly from North Dakota, Montana and Canada under a long-term rail contract with our most significant rail carrier, the Canadian Pacific Rail System. Under this agreement, we are obligated to transport specified wheat volumes and, in the event we do not, we must reimburse the carrier for certain of its costs. We also have a rail contract to ship semolina, milled and processed at the Missouri facility, to our South Carolina facility. An extended interruption in our ability to ship durum wheat by railroad to the Missouri plant, or semolina to our South Carolina facility, could have a material adverse affect on our business, financial condition and results of operations. For example, in 1994 we experienced a significant interruption in railroad shipments due to a railroad strike. While we would attempt to find alternative transportation if we were to experience another interruption due to a strike, or other event, such as a natural disaster, there can be no assurance that we would be able to do so in a timely and cost-effective manner. We must manage our production and inventory levels in order to operate cost effectively.

      Most of our customers use, to some extent, inventory management systems which track sales of particular products and rely on reorders being rapidly filled by suppliers to meet consumer demand rather than on large inventories being maintained by retailers. Although these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a portion of the retailer's inventory management cost to the supplier. Our production of excess inventory to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs. In addition, if we underestimate the demand for our products, we may be unable to provide adequate supplies of pasta products to retailers in a timely fashion, and may consequently lose sales.

Fluctuations in our quarterly operating results may negatively impact and cause volatility in our stock price.

      Our results of operations may fluctuate on a quarterly basis and may be below expectations of analysts and investors, and, as a result, the price of our common stock may fall or become volatile. Factors that could cause quarterly fluctuations include total sales volumes, the timing and scope of new customer volumes, the timing and amounts of price adjustments due to durum wheat and other cost changes, the cost of raw materials, including durum wheat, plant expansion costs and interest expenses.

Because we produce food products, we may be subject to product liability claims.

      Although we have never been involved in a product liability lawsuit, the sale of food products for human consumption involves the risk of injury to consumers as a result of tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to U.S. Food & Drug Administration inspection and regulations and we believe our facilities comply in all material respects with all applicable laws and regulations, there can be no assurance that we will not be subject to claims or lawsuits for injuries related to the consumption of our products. We maintain product liability insurance in an amount which we believe to be adequate. However, there can be no assurance that we will not incur claims or liabilities for which we are not insured or that exceed the amount of its insurance coverage.

      In addition, we often indemnify our customers against product liability claims related to our products and for the costs related to product recalls. We carry insurance against these matters and we believe that we would have claims against our suppliers in situations where their products were the cause of the recall or product liability claim. However, there can be no assurance that our insurance coverage would be adequate or that we would be able to recover against our suppliers.

Our business could be subject to technological obsolescence.

     We believe that one of our current competitive advantages is our state of the art production equipment, which reduces our production costs when compared with production facilities using less advanced equipment. If other pasta producers acquire similar or more advanced equipment that provide greater efficiencies, our current perceived competitive advantage might be diminished or eliminated. This could have a material adverse effect on our business, financial condition and results of operations. We could lose a competitive advantage if the technologically advanced production equipment we use is adopted by our competitors.



Our international expansion efforts may not be successful

      We recently completed the building of a pasta-producing facility in Italy. To date, we have no experience in operating or distributing products on an international basis. We cannot assure you that our international efforts will be successful. We expect to incur significant costs in:

o     establishing international distribution networks;

o     complying with local regulations;

o     overseeing the distribution of products in foreign markets; and

o     modifying   our   business/accounting   processing   system   for   each
      international market we enter.

      If our international revenues are inadequate to offset the expense of establishing and maintaining foreign operations, our business could be harmed. In addition, there are several risks inherent in doing business on an international level. These risks include:

o     potentially complex regulatory requirements;

o     export and import restrictions;

o     tariffs and other trade barriers;

o     difficulties in staffing and managing foreign operations;

o     fluctuations in currency exchange rates and inflation risks;

o     seasonal fluctuations in business activity in other parts of the world;

o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

o     potentially adverse tax consequences;

o difficulty in securing or transporting raw materials or transporting finished product; and

o     competitive activity.

      Any of these risks could adversely impact the success of our international operations.

Our business requires substantial capital and we carry a significant amount of debt that restricts our operating and financial flexibility.

      Our business requires a substantial capital investment, which we currently finance, and expect to continue to finance, through third-party lenders. The amount of debt we carry and the terms of our indebtedness could affect us in several ways, including:

o the Company's ability to obtain additional financing in the future for working capital, capital expenditures, and general corporate purposes may be impaired;

o a substantial portion of the Company's cash flow from operations may have to be dedicated to the payment of the principal of and interest on its indebtedness

o the terms of such indebtedness may restrict the Company's ability to pay dividends; and

o the Company may be more highly leveraged than many of its competitors, which may place the Company at a competitive disadvantage.

      We may borrow additional amounts of variable rate indebtedness in the future. If we do, and if interest rates were to significantly increase thereafter, our operating results and our ability to pay the interest on our debt may be materially and adversely affected. We have used, and may continue to use, interest rate protection agreements covering our variable rate debt to limit our exposure to variable rates. There can be no assurance, however, that we will be able to enter into such agreements or that such agreements will not adversely affect our financial performance.

      Our loan agreements limit our ability to pay dividends, limit our ability to borrow more funds, and raise funds through sales of stock. The level of debt we carry could restrict our corporate activities, including our ability to respond to competitive market conditions, to provide for capital expenditures beyond those permitted by our loan agreements, or to take advantage of business opportunities.

                                     PART I

ITEM 1.     BUSINESS.

General
-------

      American Italian Pasta Company is the largest producer and one of the fastest-growing marketers of dry pasta in North America. We commenced operations in 1988 with the North American introduction of new, highly-efficient durum wheat milling and pasta production technology. We believe that our singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enables us to produce high-quality pasta at costs below those of many of our competitors. We believe that the combination of our cost structure, the age of competitive production capacity and our key customer relationships create significant opportunities for continued growth. During the fiscal year ended September 30, 2000, we had revenue of $248.8 million and net income of $27.5 million.

      We produce more than 80 dry pasta shapes in vertically-integrated milling, production and distribution facilities, strategically located in Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha, Wisconsin, and will commence operations in Verolanuova, Italy in 2001. The construction of the Missouri plant in 1988 represented the first use in North America of a vertically-integrated, high-capacity pasta plant using Italian milling and pasta production technology. We believe that this plant continues to be among the most efficient and highly-automated pasta facilities in North America. The South Carolina plant, which commenced operations in 1995, produces only pasta shapes conducive to high-volume production and employs a highly-skilled, self-managed work force. We believe that the South Carolina plant is the most efficient retail pasta facility in North America in terms of productivity and conversion cost per pound. The Wisconsin plant, which commenced operations in 1999, produces industrial pasta for the ingredient business segment. We believe the Wisconsin plant is the only pasta production facility in North America which is singularly focused on serving the rapidly growing ingredient pasta segment. The Italy plant, which will commence operations in 2001, will serve private label markets in continental Europe and the United States.

      The Company is incorporated in Delaware, our executive offices are located at 4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri 64116, and our telephone number is (816)584-5000. Our web site is located at http://www.aipc.com. Information contained in our web site is not a part of this Annual Report.

Recent Developments
-------------------

      On November 13, 2000, we purchased the Mueller's brand pasta business from Bestfoods. Mueller's is the largest single pasta brand in the United States, with particularly strong distribution in the eastern part of the country. The acquisition encompassed the trademarks and goodwill associated with the brand, the customer accounts and relationships, and certain tangible assets, primarily inventory.

      Total consideration for the purchased assets, excluding tangible assets, was approximately $38.2 million, consisting of $17.6 million in cash and 686,666 shares of common stock valued at $30 per share. At November 13, 2000, the value of the consideration was $33.6 million based on a share price of $23.25.

      The transaction calls for a target price of $30 per share to be realized by Bestfoods from sale of the shares. We agreed to register the shares shortly after the closing, Bestfoods may then sell the shares in open market or negotiated transactions, and is contractually obligated after one year from the closing date to use reasonable best efforts to sell the shares for the target price of $30 per share. For shares sold by Bestfoods after two years, but less than three years after the closing date, we have agreed to a make-whole cash payment to Bestfoods related to any shares sold for less than the target price of $30. Any payments made by us under this provision will lead to adjustments to equity accounts and will not affect purchase price, goodwill, or our earnings. We may call the shares at any time for $30 per share. We financed the cash portion of the acquisition price from our current debt facility.

      To assure Mueller's business value is protected and successfully transitioned to AIPC, Bestfoods has agreed, for up to 90 days after closing, to provide us certain transition services. We have agreed to honor Bestfoods' marketing commitments through April 2001; therefore, any major strategic changes to the business will not occur until the second half of our fiscal year 2001.

      The discussion of our business, assets and operations in this Annual Report does not include the acquired Mueller's business.

Products and Brands
-------------------

      Our product line, comprising over 2,500 stock-keeping units ("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, we produce pasta to our customers' specifications. We make over 80 different shapes and sizes of pasta products in over 170 package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. We contract with third parties for the production of certain specialized pasta shapes, such as stuffing shells and manicotti, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than 1% of our total unit volume in fiscal period 2000.

      We believe that our state-of-the-art, Italian pasta production equipment is capable of producing the highest quality pasta. Our products are produced to satisfy the specifications of our customers as well as our own product specifications, which we believe are among the highest in the industry. Our pasta is distinguished by a rich, natural "wheaty" taste and a consistently smooth and firm ("al dente") texture with a minimum amount of white spots or dark specks. We evaluate the quality of our products in two ways. We conduct internal laboratory evaluation against competitive products on physical characteristics, including color, speck count, shape and consistency, and cooking performance, including starch release, protein content and texture, and our customers perform competitive product comparisons on a regular basis.

      Our production facilities are inspected twice each year by the American Institute of Baking ("AIB"), the leading United States baking, food processing and allied industries evaluation agency for sanitation and food safety. Our plants consistently achieve the AIB's highest "Superior" rating. We also implemented a comprehensive Hazard Analysis Critical Control Point ("HAACP") program in 1994 to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products. We believe that having an AIB rating of "Superior" and meeting HAACP standards have helped us attract new business and strengthen existing customer relationships.

Marketing and Distribution
--------------------------

      We actively sell and market our products through approximately 22 employees and approximately 30 food brokers and distributors throughout the United States, Canada and Mexico. Our senior management is directly involved in the selling process in all customer markets. Our sales and marketing strategy is to provide superior quality, a complete product offering, distinctive packaging, marketing and promotional plans specifically tailored to the customers' needs, competitive pricing and superior customer service to attract new customers and grow existing customers' pasta sales. We have established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement with Sysco, the nation's largest marketer and distributor of food service products. We are also the primary supplier of pasta to Sam's Wholesale Club ("Sam's Club"), the largest club store chain in the United States, and we supply private label and branded pasta to 16 of the 20 largest grocery retailers in the United States, including Kroger, Albertson's, Ahold, Wal-Mart, Winn Dixie, Publix, Delhaize America, A & P, and H.E. Butt. We also have long-term supply agreements with several private label customers, and have developed supply relationships with leading food processors, such as Pillsbury, General Mills and Kraft Foods, which use our pasta as an ingredient in their branded food products.

      One of our core strengths has been the development of strong customer relationships and the establishment of a reputation as a technical and service expert in the pasta field. As part of our overall customer development strategy, we use our category management expertise to assist customers in their distribution and supply management decisions regarding pasta and new products. Our category management experts use on-line A.C. Nielsen's supermarket data to recommend pricing, SKU sets and shelf spacing to both private label and branded customers. Our representatives also assist food processors in incorporating our pasta as an ingredient in their customers' food products. We sponsor an annual "Pasta Technology Forum" which is a training and development program for our customers' production and new product personnel. In addition to technical education, we provide dedicated technical support to our institutional customers by making recommendations regarding the processing of pasta in their facilities. We believe that these value-added activities provide customers with a better appreciation and awareness of our products.

      We consistently demonstrate our commitment to customer service through the development of enhanced customer service programs. Examples of these programs include our creation of an Efficient Customer Response ("ECR") model which uses Electronic Data Interchange ("EDI") and vendor replenishment programs to assist its key customers, and category management services for our private label and branded customers. These programs also enable us to more accurately forecast production and sales demand, enabling higher utilization of production capacities and lower average unit costs.

      Our four primary distribution centers in North America are strategically located in South Carolina, Wisconsin, Missouri and Southern California to serve the national market. Additionally, we use public warehouses to facilitate the warehousing and distribution of our products. Our South Carolina and Missouri distribution centers are integrated with our production facilities. Finished products are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for automated palletization and storage until shipping. The combination of integrated facilities and multiple distribution centers enables us to realize significant distribution cost savings and provides lead time, fill rate and inventory management advantages to our customers. The operation of the Missouri and South Carolina distribution centers is outsourced under a long-term agreement with Lanter Company, a firm specializing in warehouse and logistics management services.

      Most of our customers use inventory management systems which track sales of particular products and rely on reorders being rapidly filled by suppliers. We work with our customers to forecast consumer demand which allows us to cost-effectively produce inventory stocks to the forecasted demand levels.

Pasta Production
----------------

      Pasta's primary ingredient is semolina, which is extracted from durum wheat through a milling process. Durum wheat is used exclusively for pasta. Durum wheat used in United States pasta production generally originates from Canada, North Dakota, Montana, Arizona and California. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes which affect the quality and other characteristics of the semolina. We blend semolina from different wheat varieties as needed to meet customer specifications.

      Our ability to produce high-quality pasta generally begins with our purchasing durum wheat directly from farmers and grower-owned cooperatives in Canada, North Dakota, Montana, Arizona and California. This purchasing method ensures that the extracted semolina meets our specifications. We have several sources for durum wheat and are not dependent on any one supplier or sourcing area. As a result, we believe that we have adequate sources of supply for durum wheat. We occasionally buy and sell semolina to balance our milling and production requirements. We are one of only two major producers of pasta in North America that own vertically integrated milling and production facilities.

      Durum wheat is a cash crop whose average monthly market price has fluctuated from a low of $3.82 per bushel to a high of $7.49 per bushel in the last six years. Between October 1, 1999 and September 29, 2000, the market price of durum wheat increased by approximately 21% from $4.15 per bushel to $5.00 per bushel. Until February 1998 durum wheat did not have a related futures market to hedge against such price fluctuations. As of February 12, 1998, durum futures began trading on the Minneapolis grain exchange. Because in our view, these futures contracts have limited liquidity and other less desirable quality specifications we have not used them as a durum cost hedge. We manage our durum wheat cost risk through cost pass-through mechanisms and other arrangements with our customers and advance purchase contracts for durum wheat which are generally less than twelve months' duration. Long-term supply agreements and other customer arrangements which allow for the pass-through of durum wheat cost changes in certain circumstances represented approximately 80% of our total revenue base.

      Durum wheat is shipped to our production facility in Missouri directly from North Dakota, Montana and Canada under a long-term rail contract with our most significant rail carrier, the Canadian Pacific Rail System. Under the agreement, we are obligated to transport specified wheat volumes. If we do not meet the volumes, we must reimburse the carrier for certain of its costs. Currently, we are in compliance with such volume obligations.

      We purchase the raw material requirements (including semolina and semolina/flour blends) for our Kenosha, Wisconsin facility from CENEX/Harvest States under the terms of a long-term supply agreement. We believe the quality of the purchased raw materials is consistent with our internally milled products. We also believe the terms of the CENEX/Harvest States supply agreement are favorable versus other market options.

      We purchase our packaging supplies, including poly-cellophane, paperboard cartons, boxes and totes from third parties. We believe we have adequate sources of packaging supplies.

Trademarks and Patents
----------------------

      We hold a number of federally registered and common law trademarks which we consider to be of considerable value and importance to our business including: AIPC American Italian Pasta Company, American Italian, and Pasta LaBella. The Company has registered the AIPC, American Italian Pasta Company, Pasta LaBella, Montalcino, Calabria, Heartland and other trademarks with the U.S. Patent and Trademark Office. Additionally, the Company has registered the proprietary flavoring process for Pasta LaBella flavored pasta.

Dependence on Major Customers
-----------------------------

      Historically, a limited number of customers have accounted for a substantial portion of our revenues. During the fiscal years ended September 30, 2000, 1999 and 1998, Sysco accounted for approximately 15%, 16% and 19%, respectively, and sales to Sam's Club accounted for approximately 12%, 13% and 15%, respectively, of our revenues. During fiscals 2000, 1999, and 1998, sales to Bestfoods accounted for approximately 23%, 29%, and 24% of our revenues. With our acquisition of the Mueller's brand on November 14, 2000, we no longer have revenues arising from transactions with Bestfoods. We expect to continue to rely on a limited number of major customers for a substantial portion of our revenues in the future. We have an exclusive supply contract with Sysco (the "Sysco Agreement") through June 2003, with a renewal option by Sysco for one additional three-year period. We do not have long-term supply contracts with a substantial number of our other customers, including Sam's Club. Accordingly, we are dependent upon our other customers to sell our products and to assist us in promoting market acceptance of, and creating demand for, our products. An adverse change in, or termination or expiration without renewal of, our relationships with or the financial viability of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

      Pursuant to the Sysco Agreement, we are the primary supplier of pasta for Sysco and have the exclusive right to supply pasta to Sysco for sale under Sysco's name. Sysco, which operates from approximately 65 operations and distribution facilities nationwide, provides products and services to approximately 350,000 restaurants, hotels, schools, hospitals, and other institutions, as well as the U.S. government. Sysco exercised its option to renew its agreement for an additional three years through June 30, 2003, and has an option to renew the agreement for one additional three-year period. Our products are sold to Sysco on a cost-plus basis, with annual adjustments based on the prior year's costs. Under the Sysco Agreement, we may not supply pasta products to any business other than Sysco in the United States, Mexico or Canada that operates as, or sells to, institutions and businesses which provide food for consumption away from home (i.e. food service businesses) without Sysco's prior consent. Sysco has honored us as one of its top 10 suppliers out of its over 1,500 supplier base for five consecutive years. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of our Missouri plant.

Competition
-----------

      We operate in a highly competitive environment against numerous well-established national, regional and foreign companies, and many smaller companies. Our competitors include both independent pasta producers and pasta divisions and subsidiaries of large food products companies. We compete in the procurement of raw materials, the development of new products and product lines, the improvement and expansion of previously introduced products and product lines and the production, marketing and distribution of its products. Some of these companies have longer operating histories, significantly greater brand recognition and financial and other resources. Our products compete with a broad range of food products, both in the retail and institutional customer markets. Competition in these markets generally is based on product quality and taste, pricing, packaging and customer service and logistics capabilities. We believe that we currently compete favorably with respect to these factors.

      Our direct competitors include large multi-national companies such as Borden Foods Co. with brands such as Prince and Creamette; and New World Pasta LLC with brands such as American Beauty, San Giorgio and Ronzoni, and regional U.S. producers of retail and institutional pasta such as Dakota Growers Pasta Co., Philadelphia Macaroni Co. Inc. and A. Zerega's Sons, Inc., each an independent producer, and foreign companies such as Italian pasta producers De Cecco ("De Cecco") and Barilla. Barilla owns a plant in Iowa for its U.S. production. We also compete against food processors such as Kraft Foods, General Mills, Inc., American Home Food Products Corporation, Campbell Soup Company and Stouffers Corp., that produce pasta internally as an ingredient for use in their food products.

      Our competitive environment depends to a significant extent on the aggregate industry capacity relative to aggregate demand for pasta products. Several domestic pasta producers have completed production capacity additions. In addition to our capital expansions, we believe our competitors have added more than 200 million pounds of pasta production capacity in aggregate.

      Several foreign producers, based principally in Italy and Turkey, have aggressively targeted the U.S. pasta market in recent years. In 1996, a U.S. Department of Commerce investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, the U.S. International Trade Commission of the Department of Commerce ("Commerce"), imposed anti-dumping and countervailing duties on Italian and Turkish imports ("the 1996 Anti-dumping Order"). In December 1998, Commerce announced the final results of its review of 1996 Anti-dumping Order for three Turkish producers. Commerce indicated that one of the producers had not had any shipments during the review period (January 19, 1996 to June 30, 1997), maintained the anti-dumping and countervailing duties for another Turkish producer and repealed such duties for the third. In addition, Commerce is conducting an administrative review of its 1996 Anti-dumping Order relating to 8 Italian pasta producers, including Barilla and De Cecco. Commerce maintained the anti-dumping duties for most of the Italian pasta producers, including Barilla. While such duties may enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there can be no assurance that the duties will be maintained for any length of time, or that these or other foreign producers will not sell competing products in the United States at prices lower than ours. Bulk imported pasta and pasta produced in the U.S. by foreign firms are generally not subject to such anti-dumping and countervailing duties. Foreign pasta producers generally may avoid such duties by importing bulk pasta into the United States and repackaging it in U.S. facilities for distribution. A leading branded Italian producer, Barilla, completed a pasta production plant in Ames, Iowa in 1999.

Pasta Industry and Markets
--------------------------

      North American pasta consumption was approximately 5.0 billion pounds in 1999. The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii) Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

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

      Customer Markets - Retail. New World Pasta, Borden, Barilla, and Bestfoods together represented a majority of the branded Retail market in 2000. New World Pasta, which primarily competes in the branded Retail market and whose retail brands include Ronzoni, San Giorgio, Skinner and American Beauty, is the industry's branded leader and sold 23.2% of the total pounds sold in the branded Retail market for the year ended September 30, 2000. Borden, which sold 16.1% of the total pounds in the Retail market for the year ended September 30, 2000, shifted its strategy to focus on its branded pasta and sauce products, which include Creamette, Prince, Catelli, Merlino's and Anthony's, and to exit private label pasta production and sales. Bestfoods participated in the Retail market with Mueller's, the oldest and largest pasta brand in the United States. We directly participate in the branded Retail market by producing and distributing Pasta LaBella flavored pasta and indirectly participated in such market by processing and distributing Mueller's brand pasta for Bestfoods in the fiscal year ended September 30, 2000.

      Between our first fiscal quarter of 1994 and the fourth fiscal quarter of 2000, sales of private label pasta products increased from 18.6% to 24.4% of the total pounds of pasta sold in the Retail market according to A.C. Nielsen. We believe that sales of private label pasta products will continue to grow at a rate in excess of the overall Retail pasta market. We are the leading supplier of private label retail pasta, and we believe that the private label category continues to offer significant growth and profit opportunities to retailers and efficient producers. Retailers often prefer high-quality private label products to branded products because private label products typically enable retailers to generate higher margins and maintain greater control of in-store merchandising. While consumers traditionally have viewed private label products as having lower quality than branded products, we believe that new high-quality private label products have begun to change this perception. We attribute some of this change in the private label market to the increasingly upscale image, improved packaging, higher product quality and competitive prices of private label products.

      Customer Markets - Institutional. The Institutional market includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient. Traditional food service customers include businesses and organizations, such as Sysco and US Food service, Inc., that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers. Most food service distributors obtain their supply of pasta from third party producers like us. The food service market is highly-fragmented and is served by numerous regional and local food distributors, including both "traditional" food service customers and chain restaurant customers. Sysco, the nation's largest food service marketer and distributor of food service products and one of the nation's largest commercial purchasers of pasta products, serves approximately 10% of the food service customers in the United States and has more than double the revenues of the next largest food service distributor.

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

      The size of the Institutional market is affected by the number of food processors that elect to produce pasta internally rather than outsourcing their production. Historically, most pasta used by food processors was manufactured internally for use in food processors' own products. We believe, however, that an increasing number of food processors may discontinue the internal production of their own pasta and outsource their production to efficient producers including us.

Government Regulation; Environmental Matters
--------------------------------------------

      We are subject to various laws and regulations relating to the operation of our production facilities, the production, packaging, labeling and marketing of our products and pollution control, including air emissions, which are administered by federal, state, and other governmental agencies. Our production facilities are subject to inspection by the U.S. Food and Drug Administration and Occupational Safety and Health Administration, the various state agencies.

Employees
---------

      As of September 30, 2000, we employed 511 full-time persons, of whom 95 were exempt, 45 salaried non-exempt, 141 manufacturing non-exempt, and 230 manufacturing hourly employees. Our employees are not represented by any labor unions. We consider our employee relations to be excellent.

ITEM 2.     PROPERTIES.

      Production Facilities. Our pasta production plants are located near Kansas City in Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha, Wisconsin, and Verolanuova, Italy. Our U.S. facilities are strategically located to support North American distribution of our products and benefit from the rail and interstate highway infrastructure. At September 30, 2000, our U.S. facilities had combined annual milling and production capacity of approximately 900 million pounds of durum semolina and approximately 800 million pounds of pasta.

      Distribution Centers. We own the distribution center adjoining our Missouri plant and lease under a capital lease our distribution center in South Carolina. In addition, we lease space in public warehouses located in California and Missouri.

ITEM 3.     LEGAL PROCEEDINGS.

      We are not a party to any litigation, and we know of no litigation threatened against us which, if commenced and adversely determined, we expect would likely have a material adverse effect upon our business or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We did not submit any matters to the vote of our stockholders during the fourth quarter of the most recent fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in our Definitive Proxy Statement which will be filed no later than 120 days after September 30, 2000. All executive officers are elected annually and serve at the discretion of the Board of Directors. We have employment agreements with certain of our executive officers.

      The following table sets forth certain information about each of our executive officers as of September 30, 2000.

NAME                          AGE   POSITION
----                          ---   --------
Horst W. Schroeder.......     59    Chairman of the Board of Directors

Timothy S. Webster.......     38    President  and  Chief  Executive  Officer;
                                    Director

Norman F. Abreo..........     50    Executive Vice President - Operations

David E. Watson..........     45    Executive Vice President -
                                    Operations Support and Technology

David B. Potter..........     41    Executive Vice President and
                                    General Manager - Industrial Markets

Warren B. Schmidgall.....     50    Executive Vice President and
                                    Chief Financial Officer

Jerry H. Dear............     53    Executive Vice President - Retail Markets

      Horst W. Schroeder has served as the Chairman of the Board of Directors since June 1991, and as a Director since August 1990. Since 1990, Mr. Schroeder has been President of HWS & Associates, Inc., a Hilton Head, South Carolina management consulting firm owned by Mr. Schroeder. Prior to founding HWS & Associates, Mr. Schroeder served the Kellogg Company, a manufacturer and marketer of ready-to-eat and other convenience food products, in various capacities for more than 20 years, most recently as President and Chief Operating Officer. He was a manager of PSF Holdings, L.L.C. and served as Chairman of the Board of its wholly-owned subsidiary, Premium Standard Farms, Inc., a vertically-integrated pork producer, from 1996 to May 1998.

      Timothy S. Webster has served as our President since June 1991, as President and Chief Executive Officer of the Company since May 1992, and as a Director since June 1989. Mr. Webster joined us in April 1989, and served as Chief Financial Officer from May 1989 to December 1990 and as Chief Operating Officer from December 1990 to June 1991.

      Norman F. Abreo joined us in December 1991, serving initially as the Vice President - Manufacturing. He became Senior Vice President - Operations in June 1995, and Executive Vice President - Operations in June 1997. Prior to joining us, he was Plant Manager for the Coca-Cola Enterprises, Inc. plant in New Orleans, Louisiana, from December 1987 to December 1991; Director of Operations for Borden Pasta Group from December 1985 to December 1987; and Plant Manager of the Borden Pasta Group's New Orleans facility from March 1979 to December 1985.

      David E.  Watson  joined us in June 1994 as Senior  Vice  President  and
Chief  Financial  Officer.  He was promoted to Executive  Vice  President  and
Chief Financial Officer in June, 1997. He was promoted to Executive Vice President - Operations Support and Technology in July 1998. Prior to joining us, Mr. Watson spent 18 years with the accounting firm of Arthur Andersen & Co., most recently as partner-in-charge of its Kansas City and Omaha Business Consulting Group practice. Mr. Watson is a certified public accountant.

      David B. Potter joined us in 1993 as our Director of Procurement. He was named Vice President in 1994 and Senior Vice President - Procurement in June 1997. He was promoted to Executive Vice President and General Manager - Industrial Markets in July 1998. Before joining us, Mr. Potter had worked in numerous areas of Hallmark Cards and its subsidiary, Graphics International Trading Company, from 1981 to 1993, most recently as Business Logistics Manager.

      Warren B. Schmidgall joined us in October 1998 as Senior Vice President and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in January 2000. Prior to that, Mr. Schmidgall worked in various executive positions at Hill's Pet Nutrition, Inc. from February 1980 to October 1998, including Chief Financial Officer and, most recently, Executive Vice President, Business Development.

      Jerry H. Dear joined us in 1993 as a Business Development Manager. He was named Vice President - Retail Sales in 1995, Senior Vice President - Retail Markets in February 1998, and Executive Vice President - Retail Markets in January 2000. Before joining us, Mr. Dear had worked at Pillsbury from 1983 to 1993, most recently as a Region Business Manager.

                                     PART II

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS.

      Our Class A Convertible Common Stock, par value $0.001 per share (the "common stock") is traded on the New York Stock Exchange under the symbol "PLB".

      The range of the high and low prices per share of the common stock for fiscal 2000 and 1999 was as follows:

                                    Year Ended           Year Ended
                                September 30, 2000   September 30, 1999
                                  High        Low       High      Low
                                  ----        ---       ----      ---

       First Quarter            $31.125     $23.00    $26.50     $17.625
       Second Quarter           $31.625     $16.6875  $29.00     $22.25
       Third Quarter            $26.4375    $18.625   $30.625    $24.125
       Fourth Quarter           $22.00      $15.00    $30.625    $25.625


      As of December 12, 2000, there were 5,245 holders of the common stock. No shares of the Company's Class B Convertible Common Stock, par value $0.001 per share (the "Class B common stock") are outstanding on the date of this Annual Report.

      We have not declared or paid any dividends on our common stock to date and do not anticipate paying any such dividends in the foreseeable future. We intend to retain earnings for the foreseeable future to provide funds for the operation and expansion of its business and for the repayment of indebtedness. Our current credit facility contains certain provisions which effectively prohibit the payment of dividends. Future borrowing agreements may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions. We have no restricted retained earnings at September 30, 2000.

ITEM 6.     SELECTED FINANCIAL DATA.

     The selected statement of operations data for the fiscal years ended September 30, 2000, 1999 and 1998, and the selected balance sheet data as of September 30, 2000 and 1999 are derived from our Consolidated Financial Statements including the Notes thereto audited by Ernst & Young LLP, independent auditors, appearing elsewhere in this Annual Report. The selected statement of operations data for the fiscal year ended September 30, 1997, the nine-month fiscal period ended September 30, 1996 and the selected balance sheet data as of September 30, 1997, and 1996, have been derived from our financial statements not included herein, which have been audited by Ernst & Young LLP. The selected statement of operations data for the twelve-month period ended September 30, 1996 has been derived from our unaudited internal financial statements, which in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of our operations and financial position. The statement of operations data for the twelve-month period ended September 30, 1996 is included herein only for comparison purposes. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.




                                                                                                                       NINE-MONTH
                                                                                                    TWELVE-MONTH      FISCAL PERIOD
                                                             FISCAL YEARS ENDED                     PERIOD ENDED          ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,      SEPTEMBER 30,
                                                 2000          1999        1998         1997            1996             1996(1)
                                            ------------- ------------ ----------- ------------ ------------------ -----------------
                                                                                                    (UNAUDITED)

                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues                                       $248,795     $220,149     $189,390     $129,143          $121,149           $92,074
Cost of goods sold                              178,810      160,449      140,110       93,467            91,230            68,555
Plant expansion costs(2)                             --          130        1,606           --                --                --
                                               --------     --------     --------      -------          --------            -------
Gross profit                                     69,985       59,570       47,674       35,676            29,919            23,519
Selling and marketing expense,
   including product introduction
   costs(3)                                      16,065       14,855       12,984       13,664            18,445            16,798
General and administrative Expense                6,263        5,580        4,948        3,766             3,686             2,805
                                               --------     --------     --------      -------          --------           -------
Operating profit                                 47,657       39,135       29,742       18,246             7,788             3,916
Interest expense, net                             4,777        2,098        1,539       10,119            10,770             8,023
                                               --------     --------     --------      -------          --------           -------
Income (loss) before income tax
   Expense (benefit) and
   Extraordinary loss                            42,880       37,037       28,203        8,127           (2,982)           (4,107)
Income tax expense (benefit)                     15,426       13,519       10,557        3,070           (1,139)           (1,556)
Extraordinary loss, net of
   Income taxes(4)                                   --           --        2,332           --             1,647             1,647
                                               --------     --------     --------      -------          --------           -------
Net income (loss)                               $27,454      $23,518      $15,314       $5,057          $(3,490)          $(4,198)
                                               ========     ========     ========      =======           =======           =======

Net income (loss) per Common share (basic):
   Before extraordinary item                      $1.53        $1.30        $1.03        $0.44           $(0.18)           $(0.25)
   Extraordinary item                                --           --       (0.14)           --            (0.16)            (0.16)
                                               --------     --------     --------      -------          --------            ------
   Total                                          $1.53        $1.30        $0.89        $0.44           $(0.34)           $(0.41)
                                               ========     ========     ========      =======           =======           =======
Weighted average common shares outstanding       17,895       18,108       17,223       11,466            10,219            10,223

Net income (loss) per Common share assuming dilution:

   Before extraordinary item                      $1.50        $1.26        $0.98        $0.42           $(0.18)           $(0.25)
   Extraordinary item                                --           --       (0.13)           --            (0.16)            (0.16)
                                               --------     --------     --------      -------          --------            ------
   Total                                          $1.50        $1.26        $0.85        $0.42           $(0.34)           $(0.41)
                                               ========     ========     ========      =======           =======           =======
Weighted average common shares outstanding       18,298       18,621       17,937       12,119            10,219            10,223

BALANCE SHEET DATA
   (AT END OF PERIOD):
Cash and temporary investments                   $6,677       $3,088       $5,442       $2,724            $1,818            $1,818
Working capital                                  46,941       29,222       23,242       12,188           (1,601)           (1,601)
Current ratio                                      304%         212%          89%         181%               95%               95%
Net property, plant & equipment                 311,668      266,124      205,607      125,234           103,753           103,753
Total assets                                    383,771      322,222      259,381      158,175           141,688           141,688
Long-term debt, less current maturities         138,502       81,467       48,519      100,137            93,284            93,284
Stockholders' equity                            198,404      201,730      176,784       42,984            15,969            15,969
Total Debt/Total Capitalization                     41%          29%          22%          70%               88%               88%


      (1) We adopted a fiscal year ending on the last Friday of September or the first Friday of October, effective beginning with the nine-month fiscal period ended September 27, 1996 and for all subsequent fiscal periods. For purposes of this Form 10-K, the 2000, 1999, 1998 and 1997 fiscal years and the 1996 nine-month fiscal period are shown as having ended on September 30.

      (2) Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, are reported as a separate line item in the statement of operations.

      (3) Selling and marketing expense includes incremental product introduction costs, including payment of product placement or "slotting" fees, related to our launch of Pasta LaBella flavored pasta products into the U.S. retail market. We did not incur such product introduction costs prior to the fiscal period ended September 30, 1996. There were no such costs during the fiscal year ended September 30, 2000, 1999 and 1998. Product introduction costs were incurred as follows: $2.9 million for the fiscal year ended September 30, 1997 and $8.1 million for the nine-month and twelve-month periods ended September 30, 1996.

      (4) Represents losses due to early extinguishment of long-term debt, net of income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction and Certain Cautionary Statements

      The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent auditor's report thereon), the description of our business, all as set forth in this Annual Report, as well as the risk factors discussed above (the "Risk Factors").

      As previously noted, the discussion set forth below, as well as other portions of this Annual Report, contains statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the Risk Factors. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Annual Report.

      We changed our fiscal year end from December 31 to the last Friday of September or the first Friday of October. This change resulted in a nine-month fiscal year for 1996 and a 53-week year for fiscal 1997, a 52-week year for fiscal 1998, and a 52- or 53-week year for all subsequent fiscal years. Our first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Form 10-K, our fiscal years are described as having ended on September 30.

Results of Operations

      The following table sets forth certain data from our statement of income, expressed as a percentage of revenues, for each of the periods presented.

                                                        FISCAL YEARS ENDED
                                                          SEPTEMBER 30,


                                                      2000     1999     1998
                                                      ----     ----     ----
     Revenues:
        Retail                                       71.5%    72.8%    71.0%
        Institutional                                28.5%    27.2%    29.0%
                                                     -----    -----    -----
     Total Revenues                                 100.0%   100.0%   100.0%
                                                    ------   ------   ------
     Cost of goods sold                               71.9     72.9     74.0
                                                      ----     ----     ----
     Gross profit before plant expansion costs        28.1     27.1     26.0
     Plant expansion costs                              --       --      0.8
                                                        --       --      ---

     Gross profit                                     28.1     27.1     25.2

     Selling and marketing expense                     6.5      6.8      6.9

     General and administrative expense                2.5      2.5      2.6
                                                       ---      ---      ---

     Operating profit                                 19.1     17.8     15.7
     Interest expense, net                             1.9      1.0      0.8
     Income tax expense                                6.2      6.1      5.6
     Extraordinary loss, net of income tax              --       --      1.2
                                                        --       --      ---

     Net income                                      11.0%    10.7%     8.1%
                                                     =====    =====     ====

      FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

      Revenues. Revenues increased $28.6 million, or 13.0%, to $248.8 million for the fiscal year ended September 30, 2000, from $220.1 million for the fiscal year ended September 30, 1999. The revenue increase was primarily due to volume growth of 17.7% over the prior year, offset by lower average selling prices. The pass-through of lower durum wheat costs, along with changes in sales mix, created a 3.7% reduction in average selling prices. We expect increases in revenue in fiscal 2001 due to growth with existing customers, new customer accounts, and the acquisition of the Mueller's brand.

      Revenues for the Retail market increased $17.6 million, or 11.0%, to $177.8 million for the fiscal year ended September 30, 2000, from $160.2 million for the fiscal year ended September 30, 1999. The increase primarily reflects volume growth of 12.2% over the prior year, offset by lower average selling prices. Revenues for the current year were affected by the restructuring of several private label programs, which lowered revenues and promotional expenses versus the prior year.

      Revenues for the Institutional market increased $11.0 million, or 18.4%, to $71.0 million for the fiscal year ended September 30, 2000, from $60.0 million for the fiscal year ended September 30, 1999. This increase was primarily a result of volume growth of 28.4% over the prior year, offset by lower average selling prices. The pass-through of lower durum wheat costs, along with changes in sales mix, generated by rapid growth of ingredient volumes, created a 7.8% reduction in average selling prices.

      Gross Profit. Gross profit increased $10.4 million, or 17.5%, to $70.0 million for the fiscal year ended September 30, 2000, from $59.6 million for the fiscal year ended September 30, 1999. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues increased to 28.1% for the fiscal year ended September 30, 2000 from 27.1% for the fiscal year ended September 30, 1999. The increase in gross profit as a percentage of revenues relates to lower raw material costs and lower operating costs per unit. We expect increases in gross profit in 2001 as a result of volume and related revenue increases.

     Selling and Marketing Expense. Selling and marketing expense increased $1.2 million, or 8.1%, to $16.1 million for the fiscal year ended September 30, 2000, from $14.9 million reported for the fiscal year ended September 30, 1999. Selling and marketing expense as a percentage of revenues decreased to 6.5% for the fiscal year ended September 30, 2000, from 6.8% for the comparable prior period. As discussed above, certain promotional expenses were lower in the current period due to the modification of several private label customer programs.

      General and Administrative Expense. General and administrative expense increased $0.6 million, or 12.2%, to $6.3 million for the fiscal year ended September 30, 2000, from $5.6 million reported for the comparable period last year, and remained at 2.5% as a percentage of revenue.

      Operating Profit. Operating profit for the fiscal year ended September 30, 2000, was $47.7 million, an increase of 21.8% over the $39.1 million reported for the fiscal year ended September 30, 1999. Operating profit increased as a percentage of revenues to 19.2% for the fiscal year ended September 30, 2000, from 17.8% for the fiscal year ended September 30, 1999.

      Interest Expense. Interest expense for the fiscal year ended September 30, 2000, was $4.8 million, increasing 127.7% from the $2.1 million reported for the fiscal year ended September 30, 1999. The increase is attributable to interest on higher debt levels, offset by increased interest expense capitalization. The higher debt levels are attributable to the Company's recent share repurchase program and Italian expansion.

      Income Tax. Income tax for the fiscal year ended September 30, 2000, was $15.4 million, increasing $1.9 million from the $13.5 million reported for the fiscal year ended September 30, 1999, and reflects effective income tax rates of approximately 36% and 36.5%, respectively.

      Net Income. Net income for the fiscal year ended September 30, 2000, was $27.5 million, increasing from the $23.5 million reported for the fiscal year ended September 30, 1999. Net income per common share-assuming dilution was $1.50 in fiscal 2000 compared to $1.26 per share for the fiscal year ended September 30, 1999.

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

Liquidity and Capital Resources
-------------------------------

     Our primary sources of liquidity are cash provided by operations and borrowings under our its credit facility. We also generated liquidity through the sale of equity in 1998, which proceeds were used to reduce debt and to finance capital expansions. Cash and temporary investments totaled $6.7 million and net working capital totaled $46.9 million at September 30, 2000. At September 30, 1999, cash and temporary cash investments totaled $3.1 million and working capital totaled $29.2 million. The $17.7 million increase in working capital was financed with the existing credit facility and the increases in our operating results.

      Our net cash provided by operating activities totaled $38.9 million for the fiscal year ended September 30, 2000 compared to $38.0 million for the fiscal year ended September 30, 1999 and $28.4 million for the fiscal year ended September 30, 1998. The increases during these periods are primarily a result of increases in net income before non-cash charges, offset by volume related increases in net working capital investment.

      Cash flow used in investing activities principally relates to our investments in production, distribution, milling and MIS assets. Capital expenditures were $57.7 million for the fiscal year ended September 30, 2000, $74.0 million for the year ended September 30, 1999 and $84.8 million for the fiscal year ended September 30, 1998. The increase in spending for the fiscal years ending September 30, 2000, 1999, and 1998 was planned and is a result of our previously referenced capital expansion programs.

     Net cash provided by financing activities was $21.1 million for the fiscal year ended September 30, 2000 compared to $33.7 million for the fiscal year ended September 30, 1999. The $21.1 million is primarily a result of $57.3 million proceeds from issuance of debt offset by $31.3 million used to purchase treasury stock. The $33.7 million is primarily a result of $34.0 million proceeds from issuance of debt. Net cash provided by financing activities was $59.0 million for the year ended September 30, 1998, as a result of (1) $114.5 million in net proceeds from the fiscal 1998 public equity offerings, which were substantially used for repayment of short-term and long-term borrowings (2) $60.8 million proceeds from issuance of debt (net of $.3 million deferred debt issuance costs) partially offset by the $117.1 million principal payments on debt and capital lease obligations.

      Our credit agreement contains restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and our ability to enter into certain contractual arrangements. We do not expect these limitations to have a material effect on business or results of operations. We are in compliance with all financial covenants contained in the credit agreement.

      We currently use cash to fund capital expenditures, repayments of debt and working capital requirements and our stock repurchase program. We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, working capital requirements, and possible stock repurchase programs.

      On April 26, 2000, we completed an expansion of our revolving credit facility by adding a multi-currency feature. Available credit under the expanded credit facility is $190 million compared with $140 million previously. The expanded facility eliminates the previously scheduled step-downs of available credit and allows us to borrow in dollars or up to $65.0 million in Euro equivalents. Our new manufacturing facility in Italy provides the opportunity to borrow in Euros with minimal net currency exposure at rates well below current dollar-denominated rates.

      At September 30, 2000, the three-month LIBOR rate was 6.815%, the three-month Euribor rate was 4.999%, and our aggregate, weighted average bank debt borrowing rate was 6.51%.

      We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such financial derivative contracts is to moderate the effect of fluctuations in interest rates and foreign exchange rates. We, as a matter of policy, do not speculate in financial markets and therefore do not hold these contracts for trading purposes. We utilize what are considered straight-forward instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish our objectives.

      At this time, the current and projected borrowings under our credit facility do not exceed the facility's available commitment. The facility matures on October 17, 2002. We anticipate that any borrowings outstanding at that time will be satisfied with funds from operations or will be refinanced. We have no other material commitments.

      We believe that net cash provided by operating activities and net cash provided by financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Recently Issued Accounting Pronouncement
----------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting. When adopted in October 2000, this statement will not have a material impact on our consolidated financial statements.

Other Matters
-------------

      None.


Effect of Inflation
-------------------

      During the last three fiscal periods, inflation has not had a material effect on our business. We have experienced increases in our cost of borrowing and raw materials, though generally not related to inflation. In general, we have increased the majority of customer sales prices to recover significant raw material cost increases. However, these changes in prices have historically lagged price increases in our raw material costs.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our principal exposure to market risk associated with financial instruments relate to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. No such swaps were outstanding at September 30, 2000 and all of our debt was subject to variable interest rates. If these rates were to change by 10%, the estimated additional interest expense would have been approximately $500,000 for the year ended September 30, 2000. The impact was not material for the years ended September 30, 1999 and 1998. We hedge our net investment in our foreign subsidiaries with eruo borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings is recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

      We have operations in Italy. The functional currency for this operation is the Lira. At September 30, 2000, long-term debt includes foreign subsidiary obligations of 53.7 million Euros ($49.4 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY

              Index to Audited Consolidated Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Auditors                                            27

Consolidated Balance Sheets at September 30, 2000 and 1999                28

Consolidated Statements of Income for the years ended
  September 30, 2000, 1999 and 1998                                       29

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 2000, 1999 and 1998                                       30

Consolidated Statements of Cash Flows for the years ended
  September 30, 2000, 1999 and 1998                                       31

Notes to Consolidated Financial Statements                             32-41

                         Report of Independent Auditors

The Board of Directors
American Italian Pasta Company

      We have audited the accompanying consolidated balance sheets of American Italian Pasta Company (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Italian Pasta Company at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /S/ ERNST & YOUNG LLP

Kansas City, Missouri
October 25, 2000

                         AMERICAN ITALIAN PASTA COMPANY

                              Consolidated Balance Sheets

                                                 September 30,   September 30,

                                                     2000             1999
                                                     ----             ----
                                                         (In thousands)

        Assets
        Current assets:

           Cash and temporary investments            $6,677          $3,088
           Trade and other receivables               27,479          22,018
           Prepaid expenses and deposits              4,424           3,952
           Inventory                                 28,390          25,227
           Deferred income taxes (Note 3)             2,989           1,031
                                                   --------        --------
        Total current assets                         69,959          55,316
        Property, plant and equipment:
           Land and improvements                      7,159           6,953
           Buildings                                 85,157          75,677
           Plant and mill equipment                 230,383         219,725
           Furniture, fixtures and equipment         10,011           7,239
                                                   --------        --------
                                                    332,710         309,594
           Accumulated depreciation                (64,769)        (51,156)
                                                   --------        -------
                                                    267,941         258,438
           Construction in progress                  43,727           7,686
                                                   --------        --------
        Total property, plant and equipment         311,668         266,124
        Other assets                                  2,144             782
                                                   --------        --------
        Total assets                               $383,771        $322,222
                                                   ========        ========

        Liabilities and stockholders' equity

        Current liabilities:
           Accounts payable                        $ 12,261        $ 15,187
           Accrued expenses                           8,352           9,763
           Income tax payable                           841              --
           Current maturities of long-term debt       1,564           1,144
                                                   --------        --------
        (Note 2)
        Total current liabilities                    23,018          26,094
        Long-term debt (Note 2)                     138,502          81,467
        Deferred income taxes (Note 3)               23,847          12,931
        Commitments and contingencies (Note 4)
        Stockholders' equity: (Notes 6 & 11)
           Preferred stock, $.001 par value:
               Authorized shares - 10,000,000            --              --
           Class  A  common  stock,   $.001  par
           value:
               Authorized shares - 75,000,000            18              18
           Class  B  common  stock,   $.001  par
           value:
               Authorized shares - 25,000,000            --              --
           Additional paid-in capital               177,725         175,030
           Treasury stock                          (31,362)            (26)
           Notes receivable from officers              (61)            (71)
           Retained earnings                         54,233          26,779
           Accumulated other comprehensive
               income (loss)                        (2,149)              --
        Total stockholders' equity                  198,404         201,730
                                                   --------        --------
        Total liabilities and stockholders'
                equity                             $383,771        $322,222
                                                   ========        ========

         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                        Year ended    Year ended     Year ended
                                       September 30, September 30, September 30,

                                            2000          1999           1998
                                            ----          ----           ----
                                        (In thousands, except per share amounts)

    Revenues (Note 5)                     $248,795      $220,149     $189,390
    Cost of goods sold                     178,810       160,449      140,110
    Plant expansion costs (Note 8)              --           130        1,606
                                          --------      --------     --------
    Gross profit                            69,985        59,570       47,674
    Selling and marketing expense           16,065        14,855       12,984
    General and administrative expense       6,263         5,580        4,948
                                          --------      --------     --------
    Operating profit                        47,657        39,135       29,742
    Interest expense, net                    4,777         2,098        1,539
                                          --------      --------     --------
    Income before income tax expense
       and extraordinary item               42,880        37,037       28,203
    Income tax expense (Note 3)             15,426        13,519       10,557
                                          --------      --------     --------
    Income before extraordinary item        27,454        23,518       17,646
    Extraordinary item:
       Loss due to early extinguishment
       of long-term debt, net of income
       taxes                                    --            --      (2,332)
                                          ========      ========      =======
    Net income                            $ 27,454      $ 23,518      $15,314
                                          ========      ========      =======

    Net income per common share:

    Before extraordinary item               $ 1.53        $ 1.30       $ 1.03
    Extraordinary item                          --            --       (0.14)
                                            ------        ------       ------
    Total                                   $ 1.53        $ 1.30       $ 0.89
                                            ======        ======       ======

    Weighted-average common shares
       outstanding                          17,895        18,108       17,223
                                          ========      ========      =======

    Net income per common share assuming dilution:

    Before extraordinary item               $ 1.50        $ 1.26       $ 0.98
    Extraordinary item                          --            --       (0.13)
                                          --------      --------     --------
    Total                                   $ 1.50        $ 1.26       $ 0.85
                                          ========      ========      =======

    Weighted-average common shares
       outstanding                          18,298        18,621       17,937
                                          ========      ========      =======


         See accompanying notes to consolidated financial statements.



                                        AMERICAN ITALIAN PASTA COMPANY

                                Consolidated Statements of Stockholders' Equity

                                                           Year ended         Year ended         Year ended
                                                          September 30,      September 30,      September 30,
                                                              2000               1999               1998
                                                        ------------------ ------------------ ------------------
                                                                             In thousands
Class A Common Shares
  Balance, beginning of year                               18,177             18,087             11,466
  Issuance of 5,310 shares of Class A Common stock,
    net of issuance costs                                       -                  -              5,310
  Issuance of 1,000 shares of Class A Common stock,
    net of issuance costs                                       -                  -              1,000
  Issuance of shares of Class A Common stock to
    option holders & other issuances                          186                 90                311
                                                           ------             ------             ------
  Balance, end of year                                     18,363             18,177             18,087
                                                           ======             ======             ======
Class A Common Stock
  Balance, beginning of year                                $  18              $  18              $  11
  Issuance of 5,310 shares of Class A Common stock,
    net of issuance costs                                       -                  -                  5
  Issuance of 1,000 shares of Class A Common stock,
    net of issuance costs                                       -                  -                  1
  Issuance of shares of Class A Common stock to
    option holders & other issuances                            -                  -                  1
                                                           ------             ------             ------
  Balance, end of year                                      $  18              $  18              $  18
                                                           ======             ======             ======
Additional Paid-in Capital
  Balance, beginning of year                             $175,030           $173,642           $ 55,324
  Issuance of 5,310 shares of Class A Common stock,
    net of issuance costs                                       -                  -             86,684
  Issuance of 1,000 shares of Class A Common stock,
    net of issuance costs                                       -                  -             27,844
  Issuance of shares of Class A Common stock to
    option holders & other issuances                        2,695              1,388              3,790
                                                           ------             ------             ------
  Balance, end of year                                   $177,725           $175,030           $173,642
                                                         ========           ========           ========
Treasury Stock
  Balance, beginning of year                               $ (26)             $ (13)               $  -
  Purchase of treasury stock                             (31,336)               (13)               (13)
                                                       ----------             ------             ------
  Balance, end of year                                 $ (31,362)             $ (26)             $ (13)
                                                       ==========             ======             ======

Notes Receivable from Officers
  Balance, beginning of year                               $ (71)            $ (124)            $ (298)
  Paydown of notes receivable from officers                    10                 53                174
                                                           ------             ------             ------
  Balance, end of year                                     $ (61)             $ (71)            $ (124)
                                                           ======             ======            =======
Other Comprehensive Income:
  Balance, beginning of year                                 $  -               $  -               $  -
  Foreign currency translation adjustment                 (2,149)                  -                  -
                                                         --------             ------             ------
  Balance, end of year                                   $(2,149)               $  -               $  -
                                                         --------             ------             ------
Retained Earnings
  Balance, beginning of year                             $ 26,779            $ 3,261         $ (12,053)
  Net income                                               27,454             23,518             15,314
                                                         --------             ------             ------
  Balance, end of year                                     54,233             26,779              3,261
                                                         --------             ------             ------
Total Stockholders' Equity                               $198,404           $201,730           $176,784
                                                         ========           ========           ========

  See accompanying notes to consolidated financial statements.



                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                               Year ended      Year ended      Year ended
                                              September 30,   September 30,  September 30,
                                                  2000            1999            1998
                                                  ----            ----            ----
                                                             (In thousands)
Operating activities:
Net income                                        $ 27,454       $ 23,518        $ 15,314
Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization                    15,906         13,701           9,576
   Deferred income tax expense                       8,958          8,384           5,275
   Extraordinary loss due to early
     extinguishment of long-term debt                   --             --           2,332
Changes in operating assets and liabilities:
   Trade and other receivables                     (5,478)         (4,520)        (7,790)
   Prepaid expenses and deposits                     (472)         (2,216)          (710)
   Inventory                                       (3,180)          2,824        (14,376)
   Accounts payable and accrued expenses           (3,635)          4,252           7,708
   Advance customer payments                            --         (5,957)         5,957
   Income taxes                                      2,205         (1,214)          5,432
   Other                                           (2,864)           (805)          (290)
                                                   -------           -----          ----
Net cash provided by operating activities           38,894         37,967          28,428
Investing activities:
Additions to property, plant and equipment        (57,706)        (73,980)       (84,757)
                                                  --------        --------       -------
Net cash used in investing activities             (57,706)        (73,980)       (84,757)
Financing activities:
Additions to deferred debt issuance costs            (791)             --           (325)
Proceeds from issuance of debt                      57,304         34,115          60,763
Principal payments on debt and capital lease
  obligations                                      (5,452)         (1,229)      (117,083)
Proceeds from issuance of common stock, net
  of issuance costs                                  1,330            786        115,692
Purchases of Treasury Stock                       (31,336)             --             --
Other                                                   10            (13)            --
                                                        --            ----            --
Net cash provided by financing activities           21,065         33,659         59,047
Effect of exchange rate changes on cash              1,336            --             --
                                                  --------        --------       -------
Net increase (decrease) in cash and
  temporary investments                              3,589         (2,354)          2,718
Cash and temporary investments at beginning          3,088          5,442          2,724
                                                     -----          -----          -----
  of year
Cash and temporary investments at end of year     $  6,677        $ 3,088        $ 5,442
                                                  ========        =======        =======


         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                  Notes to Consolidated Financial Statements

                               September 30, 2000

1.  Summary of Significant Accounting Policies

Nature of Business

      American Italian Pasta Company (the Company) is a Delaware corporation which began operations in 1988. The Company is the largest producer and marketer of pasta products in the United States and has manufacturing and distribution facilities located in Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha, Wisconsin, and Verolanuova, Italy.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries.

Fiscal Year End

      The Company's fiscal year ends on the last Friday of September or the first Friday of October, resulting in a 52- or 53-week year for all subsequent fiscal years. The Company's other fiscal quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter. For purposes of the financial statements and notes thereto, the Company's fiscal year is described as having ended on September 30.

Revenue Recognition

      Sales of the Company's products, including pricing terms, are final upon shipment of the goods, except for certain supply contracts where the requirements have been met for recognizing revenue upon completion of production. Revenue is recognized accordingly.

Foreign Currency

      The Company's functional currency is the U.S. dollar. Accordingly, assets and liabilities of the Company's foreign operations are remeasured at year-end or historical rates depending on their nature; income and expenses are remeasured at the weighted-average exchange rates for the year. Foreign currency gains and losses resulting from transactions are included in consolidated operations in the year of occurrence. The company recorded foreign translation gains and (losses) of $(2,149,000) in 2000.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

      The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require collateral security when trade credit is granted to customers. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The allowance for doubtful accounts at September 30, 2000 and 1999 was $178,000 and $184,000, respectively. At September 30, 2000 and 1999, approximately 43% and 35%, respectively, of accounts receivable were due from three customers.

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

Financial Instruments

      The carrying value of the Company's financial instruments, including cash and temporary investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets at September 30, 2000 and 1999, approximates fair value. The estimated fair value of the interest rate swap agreement outstanding at September 30, 1999 of ($34,617) is the amount the Company would be required to pay to terminate the swap agreement at September 30, 1999.

Interest Rate Swap Agreement

      The Company occasionally uses interest rate swap agreements as part of its interest rate risk management program. Net interest paid or received related to these agreements are recorded using the accrual method and are recorded as an adjustment to interest expense. The Company had an interest rate swap agreement with a notional amount of $10 million outstanding at September 30, 1999. There were no deferred gains or losses related to any terminated interest rate swap agreements at September 30, 1999. The Company was not a party to any interest rate swap agreements at September 30, 2000.

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

Inventories

      Inventories are stated using product specific standard costs which approximate the lower of cost or market determined on a first-in, first-out
(FIFO) basis. Inventories consist of the following:

                                               September 30,   September 30,

                                                    2000            1999
                                                    ----            ----
                                                       (In thousands)

  Finished goods                                  $19,701          $18,123
   Raw materials, packaging materials and
     work-in-process                                8,689            7,104
                                                  -------          -------
                                                  $28,390          $25,227
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

   The Company capitalizes interest costs associated with the construction and installation of plant and equipment. During the years ended September 30, 2000, 1999 and 1998, approximately $2,086,000, $2,713,000 and $2,032,000, respectively, of interest cost was capitalized.

Other Assets

      Other assets consist of the following:

                                               September 30,      September 30,
                                                    2000              1999
                                                    ----              ----
                                                        (In thousands)

Package design costs                                $ 4,370          $  3,385
Deferred debt issuance costs                            791                 -
Other                                                 1,215             1,010
                                                    -------          --------
                                                      6,376             4,395
Accumulated amortization                            (4,232)           (3,613)
                                                   --------          --------
                                                    $ 2,144           $   782
                                                    =======           =======

      Package design costs relate to certain incremental third party costs to design artwork and produce die plates and negatives necessary to manufacture and print packaging materials according to the Company's and customers' specification. These costs are amortized ratably over a two to five year period. In the event that product packaging is discontinued prior to the end of the amortization period, the respective package design costs are written off. Package design costs, net of accumulated amortization, were $1,190,000 and $736,000 at September 30, 2000 and 1999, respectively.

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

      Dilutive securities, consisting of options (see Note 6), included in the calculation of diluted weighted average common shares were 403,000 shares in fiscal 2000, 513,000 shares in fiscal 1999 and 714,000 shares in fiscal 1998.

2.  Long-Term Debt

      On April 26, 2000, the Company completed an expansion to its revolving credit facility with its bank group and added a multi-currency feature. Available credit under the expanded credit facility is $190 million compared with $140 million previously. The expanded facility eliminates the previously scheduled step-downs of available credit in the agreement, and allows the Company to borrow in dollars or up to $65.0 million in Euro equivalents. The credit facility matures on October 17, 2002. Available borrowings under the credit facility were $66,542,000 at September 30, 2000.

      Interest is to be charged at either the base rate (higher of prime or 1/2 of 1% in excess of the federal funds effective rate) or LIBOR/Euribor plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, a commitment fee is charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest plus the commitment fee is classified as interest expense.

   Long-term debt consists of the following:

                                                 September 30,    September 30,
                                                     2000              1999
                                                     ----              ----
                                                         (In thousands)

Term loans under Credit Facility                    $123,458         $ 72,000
Capital lease, 12-year term with three,
  Five-year renewal options, at an
  Imputed interest rate of 7.2%                        4,333            4,651
Capital lease, 15-year term with three,
  Five-year renewal options, at an
  Imputed interest rate of 8.5%                        3,024            3,215
Capital lease, 12-year term with three,
  five-year renewal options, at an
  imputed interest rate of 8.5%                        6,661               --
Capital lease, eight-year term at
  an imputed interest rate of 8.5%                     1,325            1,589
Other                                                  1,265            1,156
                                                    --------         --------
                                                     140,066           82,611
Less current portion                                   1,564            1,144
                                                    --------         --------
                                                    $138,502         $ 81,467
                                                    ========         ========

   The Company's weighted average interest rates related to borrowings under the credit facility for the years ended September 30, 2000, 1999, and 1998, were as follows:

                                           2000            1999           1998
                                           ----            ----           ----
       Weighted-average interest rate       6.6%           6.8%           8.6%

       Annual maturities of long-term debt and capital lease obligations for each of the next five years ended September 30, are as follows:



                                               Long-Term       Capital Leases
                                                  Debt           and Other         Total
                                               ---------         ---------         -----
                                                               (In thousands)
Year
----
2001                                                $ --          $ 2,847
2002                                              123,458           2,778
2003                                                   --           2,945
2004                                                   --           2,154
2005                                                   --           2,100
Thereafter                                             --          10,860
                                                 --------          ------
                                                  123,458          23,684         $147,142
Less imputed interest                                  --           7,076            7,076
                                                 --------          ------         --------
Present value of net minimum payments             123,458          16,608          140,066
Less current portion                                   --           1,564            1,564
                                                 --------          ------         --------
Long-term obligations                            $123,458         $15,044         $138,502
                                                 ========         =======         ========

      The revolving credit facility contains various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, and the Company's ability to enter into certain contractual arrangements. The Company was in compliance with the restrictive covenants as of September 30, 2000. The facility is unsecured.

      The Company leases certain assets under capital lease agreements. At September 30, 2000 and 1999, the cost of these assets was $20,010,000 and $13,210,000, respectively, and related accumulated amortization was $3,244,000 and $2,085,000, respectively.

3.  Income Taxes

      At September 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes that expire as follows:

            2012                          $2,863
            2013                              90
            2014                              26
                                           -----
                                          $2,979

      Management believes it is more likely than not that deferred tax assets associated with these items will be realized through the generation of future taxable income and available tax planning strategies.

      The Company also has AMT credit carryforwards of $11,189,000 and $5,470,000 at September 30, 2000 and 1999, respectively, with no expiration date.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                        September 30,   September 30,
                                                            2000             1999
                                                            ----             ----
                                                                  (In thousands)
Deferred tax assets:
    Net operating loss carryforwards                         $1,161          $6,799
    Missouri Expansion Credits                                  250             250
    AMT credit carryforward                                  11,189           5,470
    Inventory valuation                                       1,364               -
    Other                                                       712           1,251
                                                        -----------      ----------
Total deferred tax assets                                    14,676          13,770
Deferred tax liabilities:
    Book basis of tangible assets greater than tax           35,534          25,670
                                                        -----------      ----------
Total deferred tax liabilities                               35,534          23,670
                                                        -----------      ----------
Net deferred tax liabilities                               $(20,858)       $(11,900)
                                                        ============     ===========


Significant components of the provision for income taxes are as follows:

                                          Year ended       Year ended       Year ended
                                        September 30,     September 30,    September 30,
                                             2000             1999               1998
                                             ----             ----               ----
                                                         (In thousands)
Current income tax expense                   $6,468      $     5,135            $ 5,282
Deferred tax expense                          8,958            8,384              5,275
                                        -----------      -----------       ------------
Total income tax expense                    $15,426          $13,519            $10,557
                                        ===========      ===========       ============


      The reconciliation of income tax computed at the U.S. statutory tax rate to income tax expense is as follows:

                                          Year ended     Year ended        Year ended
                                        September 30,     September 30,    September 30,
                                             2000            1999             1998
                                             ----           -----             ----
                                                         (In thousands)
Income before income taxes                  $42,880        $37,037          $28,203
U.S. statutory tax rate                       X 35%           x 35%            x 35%
                                        -----------    ------------    -------------
Federal income tax expense                   15,008         12,963            9,871
  at U.S. statutory rate

State income tax expense,                       643            741            1,146
  net of federal tax effect
Other, net                                     (225)          (185)            (460)
                                        ------------   ------------    -------------
Total income tax expense                    $15,426        $13,519          $10,557
                                        ===========    ===========     ============


 Income tax benefit allocated to other items was as follows:

                                          Year ended      Year ended        Year ended
                                         September 30,   September 30,     September 30,
                                             2000            1999              1998
                                             ----            ----              ----
                                                          (In thousands)

Extraordinary item                             $-               $-         $(1,429)

Stock option arrangements (1)              (1,363)            (655)         (3,024)

 (1) This amount has been recorded directly to "Additional Paid-In Capital".

4.  Commitments and Contingencies

      The Company had durum wheat purchase commitments totaling approximately $7 million and $11 million at September 30, 2000 and 1999, respectively.

      Under an agreement with its predominant rail carrier, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at September 30, 2000.

5.  Major Customers

      Sales to a certain customer during the years ended September 30, 2000, 1999 and 1998 represented 15%, 16% and 19% of revenues, respectively. Sales to a second customer during the years ended September 30, 2000, 1999 and 1998 represented 12%, 13%, and 15% of revenues, respectively. Sales to a third customer during fiscal 2000, 1999 and 1998 were 23%, 29% and 24% of revenues, respectively.

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

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.0%; dividend yields of zero; volatility factors of the expected market price of the

Company's common stock of .483 for fiscal 2000, .507 for fiscal 1999, and .429 for fiscal 1998; and a weighted-average expected life of the option of one to five years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                    2000     1999     1998
                                    ----     ----     ----
Pro forma net income              $25,543  $22,325  $13,961
Pro forma earnings per share:
   Basic                            $1.43    $1.24    $0.81
   Diluted                          $1.40    $1.20    $0.78

      A summary of the Company's stock option activity, and related information is as follows:

                                                                      Weighted
                                                                       Average
                                       Number of     Option Price     Exercise
                                         Shares        Per Share        Price     Exercisable
                                         ------        ---------        -----     -----------
Outstanding at September 30, 1997      1,179,326     $ 2.33-$12.23       $6.83       734,877
   Exercised                            (309,187)     $2.33-$12.23       $3.10
   Granted                             1,084,145     $12.23-$30.00      $18.98
   Canceled/Expired                      (31,979)     $4.92-$18.00      $15.43
                                         --------
Outstanding at September 30, 1998      1,922,305      $4.92-$30.00      $14.14       626,985
   Exercised                             (83,533)     $4.92-$18.00       $6.72
   Granted                               147,416    $22.50-$27.875      $24.32
   Canceled/Expired                      (41,480)    $12.23-$27.56      $22.18
                                         --------
Outstanding at September 30, 1999      1,944,708      $4.92-$30.00      $15.06     1,044,066
   Exercised                            (178,508)     $4.92-$25.00       $6.66
   Granted                               863,697    $16.375-$25.00      $22.29
   Canceled/Expired                      (41,373)   $12.23-$27.875      $23.87
                                         --------
Outstanding at September 30, 2000      2,588,524      $4.92-$30.00      $17.91     1,445,693
                                      ==========

      The following table summarizes outstanding and exercisable options at September 30, 2000:

                                  Options Outstanding             Options Exercisable
                                  -------------------             -------------------

                                                                         Weighted
                                              Weighted                    Average
                               Number         Average       Number       Exercise
Exercise Prices              Outstanding   Exercise Price  Exercisable      Price
---------------              -----------   --------------- -----------      -----
$  4.92                       150,878          $ 4.92       150,878        $ 4.92
$  7.02                       169,244          $ 7.02       169,244        $ 7.02
$ 12.23                       287,289         $ 12.23       278,459        $12.23
$ 16.375-16.625                46,000         $ 16.57          --            --
$ 18.00-18.50                1,223,018        $ 18.12       644,594        $18.12
$ 22.50-26.50                 632,345         $ 24.80       168,018        $24.87
$ 26.69-30.00                  79,750         $ 28.89        34,500        $28.63


7.  Employee Benefit Plans

      The Company has a defined contribution plan organized under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company will match 50% of the employee contributions up to a maximum employee contribution of 6% of the employee's salary and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $450,000, $380,000, and $270,000 for the years ended September 30, 2000 and 1999 and 1998, respectively.

      The Company sponsors an Employee Stock Purchase Plan (ESPP) which offers all employees the election to purchase AIPC common stock at a price equal to 95% of the market value on the first or last day of the calendar quarter, whichever is less. At September 30, 2000, 1999, and 1998, authorized shares under this plan were 50,000.

8.  Plant Expansion Costs

      Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the consolidated statement of income. Plant expansion costs amounted to $130,000 and $1,606,000 for the years ended September 30, 1999 and 1998, respectively. There were no such costs in 2000.

9.  Supplemental Cash Flow Information

                                      Year ended           Year ended        Year ended
                                     September 30,        September 30,     September 30,
                                         2000                 1999              1998
                                         ----                 ----              ----
                                                     (In thousands)

Supplemental disclosure of cash flow information:

   Cash paid for interest               $ 6,389            $ 4,942           $ 3,670
                                        =======            =======           =======
   Cash paid for income taxes           $ 4,462            $ 5,944             $ 226
                                        =======            =======           =======
   Warehouse acquired in
     exchange for capital lease         $ 6,800              $ --            $ 5,079
                                        =======              ====            =======


10.   Stock Repurchase Plan

      On March 20, 2000, the Company's Board of Directors authorized up to $25 million to implement a common stock repurchase program of up to one million shares during the next twelve months.

      On July 14, 2000, the Company's Board of Directors authorized an increase to its share repurchase programs to cover a total of 1.5 million shares, and allocated an additional $10.0 million to make these purchases.

     During the year ended September 30, 2000, the Company purchased 1,500,000 shares at prices ranging from $16.5701 to $25.9375 per share. Total shares held in treasury as of September 30, 2000 were 1,500,132.

11.  Notes Receivable from Officers

      In April 1997, certain officers of the Company acquired 42,366 shares of common stock. At the same time, the Company loaned these officers $298,000, of which $61,000 remains outstanding at September 30, 2000. The loans which were evidenced by promissory notes are payable in equal installments over three years commencing upon termination of certain transfer restrictions applicable to such shares under the Stockholders Agreement, not later than December 31, 1998. The notes are collateralized by the pledge of shares of common stock of the Company, may be prepaid in part or in full without notice or penalty and bear interest at the applicable federal rate in effect on the first day of each quarter. These loans are classified as a reduction to stockholders' equity in the accompanying consolidated balance sheet at September 30, 2000 and 1999.

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

13.   Quarterly Financial Data - Unaudited

  (In thousands, except per share data)

                                               First         Second        Third       Fourth
                                              Quarter       Quarter       Quarter      Quarter
                                              -------       -------       -------      -------
         Year ended September 30, 2000
           Revenues                          $  59,141      $ 63,965     $ 60,622     $ 65,067
            Gross profit                        16,054        18,066       17,713       18,152
            Operating profit                    10,692        11,991       12,402       12,572
            Net income                           6,010         6,915        7,260        7,269
            Basic net income per                  0.33          0.38         0.40         0.42
              Common share
            Net income per common share
              --assuming dilution                 0.32          0.37         0.40         0.42

         Year ended September 30, 1999
            Revenues                         $  47,849      $ 55,867     $ 55,278     $ 61,155
            Gross profit                        12,099        14,435       15,876       17,160
            Operating profit                     7,748         9,249       10,367       11,771
            Net income                           4,607         5,526        6,507        6,878
            Basic net income per                  0.25          0.31         0.36         0.38
              Common share
            Net income per common share
              --assuming dilution                 0.25          0.30         0.35         0.37

      The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

12.   Subsequent Event

      On November 13, 2000, the Company purchased the Mueller's brand pasta business from Bestfoods. Mueller's is the largest single pasta brand in the United States, with particularly strong distribution in the eastern part of the country. The acquisition encompassed the trademarks and goodwill associated with the brand, the customer accounts and relationships, and certain tangible assets, primarily inventory.

      Total consideration for the purchased assets, excluding tangible assets, was approximately $38.2 million, consisting of $17.6 million in cash and 686,666 shares of common stock valued at $30 per share. At November 13, 2000, the value of the consideration was $33.6 million based on a share price of $23.25.

      The transaction calls for a target price of $30 per share to be realized by Bestfoods from sale of the shares. The Company agreed to register the shares shortly after the closing, Bestfoods may then sell the shares in open market or negotiated transactions, and is contractually obligated after one year from the closing date to use reasonable best efforts to sell the shares for the target price of $30 per share. For shares sold by Bestfoods after two years, but less than three years after the closing date, the Company has agreed to a make-whole cash payment to Bestfoods related to any shares sold for less than the target price of $30. Any payments made by the Company under this provision will lead to adjustments to equity accounts and will not affect purchase price, goodwill, or the Company's earnings. The Company may call the shares at any time for $30 per share. The Company financed the cash portion of the acquisition price from the Company's current debt facility.

      To assure Mueller's business value is protected and successfully transitioned to AIPC, Bestfoods has agreed, for up to 90 days after closing, to provide the Company certain transition services. The Company has agreed to honor Bestfoods' marketing commitments through April 2001; therefore, any major strategic changes to the business will not occur until the second half of the Company's fiscal year 2001.

      The discussion of the Company's business, assets and operations in this Annual Report does not include the acquired Mueller's business.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                    PART III

      AIPC has incorporated by reference certain responses to the Items of this
Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. AIPC's definitive proxy statement for the 2000 annual meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after September 29, 2000.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth in response to Item 403 of Regulation S-K under the heading "Stock Beneficially Owned by Directors, Nominees and Certain Executive Officers" in our Definitive Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Relationships and Related Transactions" in our Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   The following items are filed as a part of the report:

          1. The Company's consolidated financial statements prepared in accordance with Regulation S-X, including the consolidated statements of income, cash flows and stockholders' equity for the three fiscal periods September 30, 2000, September 30, 1999 and September 30, 1998 and the consolidated balance sheets as of September 30, 2000 and 1999, and related notes and the independent auditor's report thereon are included under Item 8 of this Annual Report.

          2. No financial statement schedules are required to be included in this Annual Report by the Securities and Exchange Commission's regulations.

          3. The list of exhibits following the signature page of this Annual Report is incorporated by reference herein in partial response to this Item.

      (b)   Reports on Form 8-K.

      We filed a Form 8-K on October 10, 2000 announcing that we entered into a definitive agreement to acquire for cash and stock the Mueller's pasta brand from Bestfoods.

      We filed a Form 8-K on October 20, 2000 which included further details of the transaction entered into with Bestfoods.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN ITALIAN PASTA COMPANY

                                    By:   /s/ Timothy S. Webster
                                          ------------------------------------
                                          Timothy S. Webster
                                          President and Chief Executive
                                          Officer

Date December 16, 2000

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

/s/ Horst W. Schroeder           Chairman of the            December 16, 2000
                                 Board of Directors

/s/ Timothy S. Webster           President, Chief           December 16, 2000
                                 Executive Officer
                                 and Director
                                 (Principal Executive Officer)

/s/ Warren B. Schmidgall         Executive Vice             December 16, 2000
                                 President-Chief Financial
                                 Officer, (Principal
                                 Financial and Accounting Officer)

/s/ Robert H. Niehaus            Director                   December 16, 2000

/s/ Richard S. Thompson          Director                   December 16, 2000

/s/ Jonathan E. Baum             Director                   December 16, 2000

/s/ David Y. Howe                Director                   December 16, 2000

/s/ Mark C. Demetree             Director                   December 16, 2000

/s/ William R. Patterson         Director                   December 16, 2000

/s/ John P. O'Brien              Director                   December 16, 2000

/s/ James A. Heeter              Director                   December 16, 2000

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

            3.2 The Company's amended and restated Bylaws dated October 7, 1997, which is attached as Exhibit 3.2 to the IPO Registration Statement, are incorporated by reference herein as Exhibit 3.2.

(4)         Instruments  Defining  the Rights of Security  Holders,  Including
            Indentures

            4.1 The specimen certificate representing the Company's Class A Convertible Common Stock, par value $0.001 per share, which is attached as Exhibit 4.1 to the IPO Registration Statement, are incorporated by reference herein as Exhibit 4.1.

            4.2 The specimen certificate representing the Company's Class B Convertible Common Stock, par value $0.001 per share, which is attached as Exhibit 4.2 to the IPO Registration Statement, are incorporated by reference herein as Exhibit 4.2.

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

            4.8 Amended and Restated $190,000,000 revolving credit facility dated April 26, 2000 by and between the Company and Banker's Trust.

            4.9 First Amendment and Consent to the Amended and Restated $190,000,000 revolving credit facility dated September 20, 2000 by and between the Company and Banker's Trust.

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

            10.12 Second Amended and Restated Shareholders' Agreement dated April 7, 1998 by and between the parties named therein, which is attached as Exhibit 10.10 to the registration statement dated April 9, 1998, as amended (file no. 333-49719), is incorporated by reference herein as Exhibit 10.12.

            10.13 American Italian Pasta Company 1992 Stock Option Plan, which is attached as Exhibit 10.10 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.13.

            10.14 American Italian Pasta Company 1993 Non-Qualified Stock Option Plan, which is attached as Exhibit 10.11 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.14.

            10.15    1996 Salaried Bonus Plan, which is attached as Exhibit
                     10.13 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.12.

            10.16.1  1997 Equity Incentive Plan, which is attached as Exhibit
                     10.14 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.16.1.

            10.16.2 First amendment to 1997 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's July 31, 1998 Form 10-Q (Commission file no. 001-13403), is incorporated by reference here in as Exhibit 10.16.2.

            10.17 Product Supply and Pasta Production Cooperation Agreement dated May 7, 1998 between the Registrant and Harvest States Cooperatives which is attached as Exhibit 10.2 to the Company's July 31, 1998 Form 10-Q Commission file no. 001-13403), is incorporated by reference herein as Exhibit 10.17.

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