Form 10-Q
period 2000-12-29
AMERICAN ITALIAN PASTA CO
filed 2001-02-05
CIK 849667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the period ended:   December 29, 2000

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

        4100 N. Mulberry Drive, Suite 200
            Kansas City, Missouri                         64116
 (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (816) 584-5000

                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding as of January 31, 2001 of the Registrant's Class A Convertible Common Stock was 17,400,380 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                         Quarter Ended December 29, 2000

                                Table of Contents

Part I - Financial Information                                                         Page
        Item 1.   Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets at December 31, 2000
                  and September 30, 2000.                                                3

                  Consolidated Statements of Income for the three
                  months ended December 31, 2000 and 1999.                               4

                  Consolidated Statement of Stockholders' Equity
                  for the three months ended December 31, 2000.                          5

                  Consolidated Statements of Cash Flows for the
                  three months ended December 31, 2000 and 1999.                         6

                  Notes to Consolidated Financial Statements                             7


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          9

        Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                                           12

Part II - Other Information

        Item 1.   Legal Proceedings                                                     13

        Item 2.   Changes in Securities                                                 13

        Item 3.   Defaults Upon Senior Securities                                       13

        Item 4.   Submission of Matters to a Vote of Security Holders                   13

        Item 5.   Other Information                                                     13

        Item 6.   Exhibits and Reports on Form 8-K                                      13


Signature Page                                                                          14


                                    AMERICAN ITALIAN PASTA COMPANY

                                     Consolidated Balance Sheets

                                                                         December 31,      September 30,
                                                                             2000               2000
                                                                             ----               ----
                                                                                  (In thousands)
Assets                                                                             (Unaudited)
Current assets:
   Cash and temporary investments                                           $ 7,595            $6,677
   Trade and other receivables                                               24,853            27,479
   Prepaid expenses and deposits                                              5,997             4,424
   Inventory                                                                 29,000            28,390
   Deferred income taxes                                                      4,107             2,989
                                                                              -----             -----
Total current assets                                                         71,552            69,959
Property, plant and equipment:
    Land and improvements                                                     7,159             7,159
   Buildings                                                                 85,486            85,157
    Plant and mill equipment                                                228,851           230,383
   Furniture, fixtures and equipment                                          9,982            10,011
                                                                              -----             -----
                                                                            331,478           332,710
    Accumulated depreciation                                                (68,103)          (64,769)
                                                                            -------           -------
                                                                            263,375           267,941
    Construction in progress                                                 55,428            43,727
                                                                             ------            ------
Total property, plant and equipment                                         318,803           311,668
Goodwill and other intangibles, net                                          46,801                --
Other assets                                                                  2,334             2,144
                                                                              -----             -----
Total assets                                                               $439,490          $383,771
                                                                           ========          ========
Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                       $ 15,131          $ 12,261
    Accrued expenses                                                         14,434             8,352
    Income tax payable                                                        1,206               841
    Current maturities of long-term debt                                      1,501             1,564
                                                                              -----             -----
Total current liabilities                                                    32,272            23,018
Long-term debt                                                              161,603           138,502
Deferred income taxes                                                        25,640            23,847
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
        Authorized shares - 10,000,000                                           --                 --
    Class A common stock, $.001 par value:
        Authorized shares - 75,000,000                                           19                 18
    Class B common stock, $.001 par value:
        Authorized shares - 25,000,000                                           --                 --
    Additional paid-in capital                                              198,423            177,725
    Treasury stock                                                          (34,394)           (31,362)
    Notes receivable from officers                                              (61)               (61)
    Retained earnings                                                        59,482             54,233
   Accumulated other comprehensive income  (loss)                            (3,494)            (2,149)
                                                                             ------             ------
Total stockholders' equity                                                  219,975            198,404
                                                                            -------            -------
Total liabilities and stockholders' equity                                 $439,490           $383,771
                                                                           ========           ========

               See accompanying notes to consolidated financial statements.




                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                     Three Months Ended
                                                                        December 31,

                                                                       2000               1999
                                                                       ----               ----
                                                                           (In thousands)
                                                                             (Unaudited)
Revenues                                                             $ 66,404          $ 59,141
Cost of goods sold                                                     47,314            43,087
                                                                       ------            ------
Gross profit                                                           19,090            16,054
Selling and marketing expense                                           5,815             3,878
General and administrative expense                                      1,907             1,484
Provision for acquisition related expenses                              1,827                --
                                                                        -----             -----
Operating profit                                                        9,541            10,692
Interest expense, net                                                   1,528             1,228
                                                                        -----             -----

Income before income tax expense                                        8,013             9,464
Income tax expense                                                      2,764             3,454
                                                                        -----             -----

Net income                                                            $ 5,249           $ 6,010
                                                                      =======           =======

Earnings Per Common Share:
   Net income per common share                                          $ .31             $ .33
                                                                        =====             =====

   Weighted-average common shares outstanding                          17,128            18,211
                                                                       ======            ======

Earnings Per Common Share - Assuming Dilution:
   Net income per common share assuming dilution                        $ .30             $ .32
                                                                        =====             =====

   Weighted-average common shares outstanding                          17,535            18,766
                                                                       ======            ======


                 See accompanying notes to consolidated financial statements.



                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Stockholders' Equity

                                                                               Three months ended
                                                                                December 31, 2000
                                                                              ----------------------
                                                                                 (In thousands)
                                                                                   (unaudited)


Class A Common Shares

  Balance, beginning of period                                                           18,363
  Issuance of shares of Class A Common stock to option holders & other                      692
   issuances                                                                            -------

  Balance, end of period                                                                 19,055
                                                                                         ======

Class A Common Stock

  Balance, beginning of period                                                            $  18
  Issuance of shares of Class A Common stock to option holders & other
   issuances                                                                                  1
                                                                                        -------
  Balance, end of period                                                                  $  19
                                                                                          =====
Additional Paid-in Capital

  Balance, beginning of period                                                         $177,725
  Issuance of shares of Class A Common stock to option holders & other                   20,698
   issuances                                                                           --------
  Balance, end of period                                                               $198,423
                                                                                       ========
Treasury Stock

  Balance, beginning of period                                                         $ 31,362
  Purchase of treasury stock                                                              3,032
                                                                                          -----
  Balance, end of period                                                               $ 34,394
                                                                                       ========
Notes Receivable from Officers

  Balance, beginning of period                                                           $ (61)
  Paydown of notes receivable from officers                                                   -
                                                                                        -------
  Balance, end of period                                                                 $ (61)
                                                                                         ======
Other Comprehensive Income
  Balance, beginning of period                                                         $(2,149)
  Foreign currency translation adjustment                                                 (632)
  Interest rate swaps fair value adjustment                                               (713)
                                                                                          -----
  Balance, end of period                                                               $(3,494)
                                                                                       ========
Retained Earnings

  Balance, beginning of period                                                         $ 54,233
  Net income                                                                              5,249
                                                                                          -----
  Balance, end of period                                                                 59,482
                                                                                         ------
Total Stockholders' Equity                                                             $219,975
                                                                                       ========

                 See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                          Three Months Ended
                                                                              December 31,
                                                                         2000              1999
                                                                         ----              ----
                                                                            (In thousands)
                                                                             (Unaudited)
Operating activities:
Net income                                                                 $5,249           $ 6,010
Adjustments to reconcile net income to net cash provided by
operations:
    Depreciation and amortization                                           3,712             4,156
    Deferred income tax expense                                             1,793             1,131
    Changes in operating assets and liabilities,
     net of Mueller's Brand Acquisition:
         Trade and other receivables                                        1,888               166
         Prepaid expenses and deposits                                     (1,502)           (1,678)
         Inventory                                                          2,385            (3,727)
         Accounts payable and accrued expenses                              4,439            (4,976)
         Income tax payable                                                   489             2,323
         Other                                                               (149)             (321)
                                                                          --------           -------
Net cash provided by operating activities                                  18,304             3,084

Investing activities:
Purchase of Mueller's brand pasta business                                (23,417)               --
Additions to property, plant and equipment                                (10,998)           (8,286)
                                                                          -------            ------
Net cash used in investing activities                                     (34,415)           (8,286)

Financing activities:
Proceeds from issuance of debt                                             20,000             3,500
Principal payments on debt and capital lease
    obligations                                                              (348)             (412)
Proceeds from issuance of common stock, net of
    issuance costs                                                            101               704
Purchase of Treasury Stock                                                 (3,032)               --
Other                                                                          --               (28)
                                                                          --------           -------
Net cash provided by financing activities                                  16,721             3,764
                                                                          --------           -------

Effect of exchange rate changes on cash                                       308                --

Net increase (decrease) in cash and temporary
    investments                                                               918            (1,438)

Cash and temporary investments at beginning of
    period                                                                  6,677             3,088
                                                                          --------           -------
Cash and temporary investments at end of period                            $7,595           $ 1,650
                                                                           ======           =======


                 See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 29, 2000.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal years 2001 and 2000 both included thirteen weeks of activity and are described as the three-month periods ended December 31, 2000 and 1999.

2.  Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 407,000 shares for the three-month period ended December 31, 2000 and 555,000 shares for the three-month period ended December 31, 1999.

    A summary of the Company's stock option activity:

                                                          Number of Shares

    Outstanding at September 30, 2000                         2,588,524
        Exercised                                                (3,973)
        Granted                                                  13,000
        Canceled/Expired                                             --
                                                              ---------
    Outstanding at December 31, 2000                          2,597,551
                                                              =========

3.      2000 Equity Incentive Plan

In December 2000, the Board of Directors, subject to shareholder approval at the Annual Shareholder Meeting, adopted the 2000 Equity Incentive Plan for all employees. Under the Plan, the Board or a committee designated by the Board is authorized to grant nonqualified stock options, incentive stock options, reload options, stock appreciation rights, shares of restricted Common Stock, performance shares, performance units, and shares of Common Stock awarded as a bonus. There are 1,000,000 shares of Common Stock reserved for issuance under the Plan.

4.     Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. No such amount was recorded for the three months ended December 31, 2000. The adoption of Statement No. 133, as amended on October 1, 2000, resulted in a charge of $712,644 to other comprehensive income
(loss).

5.      Stock Repurchase

During the quarter ended December 31, 2000, the Company purchased 154,849 shares of its common stock for $3,032,000. Total shares held in treasury as of December 31, 2000 were 1,654,981.

6.      Purchase of Mueller's Brand Pasta Business

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

Total consideration for the purchased assets, excluding approximately $5.2 million paid for tangible assets, was approximately $38.2 million, consisting of $17.6 million in cash and 686,666 shares of common stock valued at $30 per share. At January 31, 2001, the value of the consideration was $40.4 million based on a share price of $33.25.

The transaction calls for a target price of $30 per share to be realized by Bestfoods from sale of the shares. The Company agreed to register the shares shortly after the closing, Bestfoods may then sell the shares in open market or negotiated transactions, and is contractually obligated to use reasonable best efforts to sell the shares for the target price of $30 per share. For shares sold by Bestfoods after two years, but less than three years after the closing date, the Company has agreed to a make-whole cash payment to Bestfoods related to any shares sold for less than the target price of $30. Any payments made by the Company under this provision will lead to adjustments to equity accounts and will not affect purchase price, goodwill, or the Company's earnings. The Company may call the shares at any time for $30 per share. The Company financed the cash portion of the acquisition price from the Company's current debt facility.

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

The acquisition has been accounted for as a purchase, and, accordingly, the purchase price was allocated to the net tangible and intangible assets acquired based on estimated fair values at the acquisition date. The proforma financial results are not materially different than the reported results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our Annual Report on Form 10-K dated December 16, 2000. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

        Revenues. Total revenues increased $7.3 million, or 12.3%, to $66.4 million for the three-month period ended December 31, 2000, from $59.1 million for the three-month period ended December 31, 1999. The increase for the three-month period ended December 31, 2000 was primarily due to higher per unit selling prices associated with the Mueller's acquisition. Volumes were up 1.0% over the prior year, but were up 23.0% when excluding Mueller's and contract business. Volume growth was led by private label (+29.3%) and ingredient (+52.5%). Additionally, we experienced double-digit growth in our foodservice business. In addition to volume growth, average prices will be higher due to the Mueller's acquisition and higher durum prices resulting in cost pass-throughs.

        Revenues for the Retail market increased $5.1 million, or 11.9%, to $48.1 million for the three-month period ended December 31, 2000, from $42.9 million for the three-month period ended December 31, 1999. The increase primarily reflects volume growth of 1.0% and higher per unit selling prices, primarily due to the Mueller's brand pasta business acquisition. Our volume for Mueller's was down 27% year over year, excluding Mueller's, our volume was up 14.3%. The decline in Mueller's brand volume was expected as Bestfoods, Mueller's previous owner, reduced inventories substantially prior to our November 13th acquisition of the brand.

        Revenues for the Institutional market increased $2.1 million, or 13.2%, to $18.3 million for the three-month period ended December 31, 2000, from $16.2 million for the three-month period ended December 31, 1999. This increase was primarily a result of ingredient volume growth of 52.5%, along with double-digit growth in our foodservice business, partially offset by lower contract volumes.

        Gross Profit. Gross profit increased $3.0 million, or 18.9%, to $19.1 million for the three-month period ended December 31, 2000, from $16.1 million for the three-month period ended December 31, 1999. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of Mueller's products. These increases were partially offset by higher raw material and packaging costs. Gross profit as a percentage of revenues increased to 28.7% for the three-month period ended December 31, 2000 from 27.1% for the three-month period ended

December 31, 1999. The increase in gross profit as a percentage of revenues relates to incremental gross profit on Mueller's products subsequent to the acquisition. We expect increases in gross profit to continue as a result of the Mueller's acquisition, partially offset by the negative impact on gross margin percentages of higher durum wheat costs.

        Selling and Marketing Expense. Selling and marketing expense increased $1.9 million, or 49.9%, to $5.8 million for the three-month period ended December 31, 2000, from $3.9 million for the three-month period ended December 31, 1999. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the Mueller's brand pasta business acquisition. Selling and marketing expense as a percentage of revenues increased to 8.8% for the three-month period ended December 31, 2000, from 6.6% for the comparable prior year period. We expect selling and marketing expenses to exceed 10% of net revenues due to the additional promotional expenses dedicated to the Mueller's business.

        General and Administrative Expense. General and administrative expenses increased between periods, and as a result increased as a percentage of revenues from 2.5% to 2.9%. The majority of the increase relates to goodwill amortization costs associated with the Mueller's brand pasta business acquisition.

        Provision for Acquisition Related Expenses. The provision for acquisition related expenses of $1.8 million for the quarter ended December 31, 2000 consisted of one-time costs associated with the Mueller's brand acquisition.

        Operating Profit. Operating profit for the three-month period ended December 31, 2000, was $9.5 million, decreasing $1.2 million or 10.8% less than the $10.7 million reported for the three-month period ended December 31, 1999, and decreased as a percentage of revenues to 14.4% for the three-month period ended December 31, 2000, from 18.1% for the three-month period ended December 31, 1999 as a result of the factors discussed above. Excluding the $1.8 million charge for non-recurring acquisition expenses, operating profit was $11.4 million, a $.7 million or 6.3% increase over that reported in the prior year quarter. Operating profit as a percentage of net revenues, excluding the non-recurring charge, was 17.1% versus 18.1% in the prior year.

        Interest Expense. Interest expense for the three-month period ended December 31, 2000, was $1.5 million, increasing $0.3 million from the $1.2 million reported for the three-month period ended December 31, 1999. The increase related to borrowings associated with the Mueller's acquisition, the stock repurchase program, and capital expenditures. These increases were partially offset by cash flow from operations and an increase in capitalized interest.

        Income Tax. Income tax expense for the three-month period ended December 31, 2000, was $2.8 million, decreasing $0.7 million from the $3.5 million reported for the three-month period ended December 31, 1999, reflecting effective tax rates of 34.5% and 36.5%, respectively.

        Net Income. Net income for the three-month period ended December 31, 2000, was $5.2 million, decreasing $0.8 million or approximately 12.7% from the $6.0 million reported for the three-month period ended December 31, 1999. Excluding the impact of the $1.8 million charge for non-recurring acquisition costs, net income for the quarter totaled $6.5 million, an increase of $0.4 million or 7.2% over the prior year quarter. Diluted earnings per common share were $0.30 per share for the three-month period ended December 31, 2000 compared to $0.32 per share for the three-month period ended December 31, 1999. Excluding the impact of the $1.8 million charge for non-recurring acquisition costs, diluted earnings per common share were $.37, and net income as a percentage of net revenue was 9.7% versus 10.2% in the prior year.

Financial Condition and Liquidity

    Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $7.6 million, and working capital totaled $39.3 million on December 31, 2000.

    Our net cash provided by operating activities totaled $18.3 million for the three-month period ended December 31, 2000 compared to $3.1 million for the three-month period ended December 31, 1999. This increase of $15.2 million was primarily due to lower working capital requirements and final payments under the Bestfoods Supply Agreement.

    Cash used in investing activities principally relates to the purchase of the Mueller's brand pasta business and our investments in manufacturing, distribution and milling assets. Capital expenditures were $11.0 million for the three-month period ended December 31, 2000 compared to $8.3 million in the comparable prior year period. The primary increase in such spending for the three-month period ended December 31, 2000 was a result of expenditures of approximately $6.7 million relating to our fourth plant in Verolanuova, Italy. Additionally, we plan to spend approximately $20 million in the remainder of fiscal year 2001, primarily for cost saving, maintenance projects, and capacity expansion projects. We anticipate completion of these projects during the fiscal year ending September 30, 2001.

    Net cash provided by financing activities was $16.7 million for the three-month period ended December 31, 2000 compared to $3.8 million for the three-month period ended December 31, 1999. The $20.0 million borrowing relates to the Mueller's brand pasta business purchase and the purchase of treasury stock. We continue to use our available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

    We currently use cash to fund capital expenditures, repayments of debt and working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness and working capital requirements.

    We have current commitments for $16.2 million in raw material purchases for fiscal year 2001. Additionally, we have approximately $20.0 million in expenditures remaining under the previously referenced capital programs. We anticipate the current capital programs will be fully funded by the end of fiscal year 2001. We expect to fund these commitments from operations and borrowings under our credit facility. The credit facility currently has available a credit of approximately $45 million. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures at the end of fiscal year 2002. We anticipate that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

    We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our principal exposure to market risk associated with financial instruments relate to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $34 million and 40 million Euros outstanding at December 31, 2000. The estimated fair value of the interest rate swap agreements of $(712,644) is the amount we would be required to pay to terminate the swap agreements at December 31, 2000. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings is recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

        We have operations in Italy. The functional currency for this operation is the Lira. At December 31, 2000, long-term debt includes foreign subsidiary obligations of 53.7 million Euros ($49.4 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

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

                    27.  Financial Data Schedule

               (b)  Reports on Form 8-K.

                    We filed a Form 8-K on October 10, 2000 announcing that we entered into a definitive agreement to acquire for cash and stock the Mueller's pasta brand from Bestfoods.

                    We filed a Form 8-K on October 20, 2000, which included further details of the transaction entered into with Bestfoods.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         American Italian Pasta Company

January 31, 2001                    /s/ Timothy S. Webster
-----------------------------       --------------------------------------------
Date                                Timothy S. Webster
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



January 31, 2001                    /s/ Warren B. Schmidgall
-----------------------------       --------------------------------------------
Date                                Warren B. Schmidgall
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         --------------------------------------------
27                                  Financial Data Schedule