Form 10-Q
period 2001-03-31
AMERICAN ITALIAN PASTA CO
filed 2001-05-14
CIK 849667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended:   March 31, 2001

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

         The number of shares outstanding as of May 4, 2001 of the Registrant's Class A Convertible Common Stock was 17,495,715 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                          Quarter Ended March 31, 2001


                                Table of Contents


Part I - Financial Information                                                  Page

         Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets at March 31, 2001 and
                  September 30, 2000.                                             3

                  Consolidated Statements of Income for the three
                  months ended March 31, 2001 and 2000.                           4

                  Consolidated Statements of Income for the six
                  months ended March 31, 2001 and 2000.                           5

                  Consolidated Statements of Stockholders' Equity
                  for the six months ended March 31, 2001 and 2000.               6

                  Consolidated Statements of Cash Flows for the
                  six months ended March 31, 2001 and 2000.                       7

                  Notes to Consolidated Financial Statements                      8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                    14

Part II - Other Information

         Item 1.  Legal Proceedings                                              15

         Item 2.  Changes in Securities                                          15

         Item 3.  Defaults Upon Senior Securities                                15

         Item 4.  Submission of Matters to a Vote of Security Holders            15

         Item 5.  Other Information                                              16

         Item 6.  Exhibits and Reports on Form 8-K                               16


Signature Page                                                                   17


                                                         AMERICAN ITALIAN PASTA COMPANY

                                                          Consolidated Balance Sheets

                                                                                 March 31,      September 30,
                                                                                   2001             2000
                                                                                   ----             ----
                                                                                       (In thousands)
                                                                                         (Unaudited)
Assets
Current assets:
   Cash and temporary investments                                                $  11,502       $   6,677
   Trade and other receivables                                                      27,287          27,479
   Prepaid expenses and deposits                                                     6,484           4,424
   Inventory                                                                        31,029          28,390
   Deferred income taxes                                                             2,874           2,989
                                                                                 ---------       ---------
Total current assets                                                                79,176          69,959
Property, plant and equipment:
     Land and improvements                                                           8,123           7,159
     Buildings                                                                      92,521          85,157
     Plant and mill equipment                                                      261,539         230,383
     Furniture, fixtures and equipment                                              12,503          10,011
                                                                                 ---------       ---------
                                                                                   374,686         332,710
     Accumulated depreciation                                                      (71,975)        (64,769)
                                                                                 ---------       ---------
                                                                                   302,711         267,941
     Construction in progress                                                       17,772          43,727
                                                                                 ---------       ---------
Total property, plant and equipment                                                320,483         311,668
Goodwill and other intangibles, net                                                 47,074            --
Other assets                                                                         2,652           2,144
                                                                                 ---------       ---------
Total assets                                                                     $ 449,385       $ 383,771
                                                                                 =========       =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                            $  16,374       $  12,261
     Accrued expenses                                                               13,713           8,352
     Income tax payable                                                              1,452             841
     Current maturities of long-term debt                                            1,493           1,564
                                                                                 ---------       ---------
Total current liabilities                                                           33,032          23,018
Long-term debt                                                                     158,419         138,502
Deferred income taxes                                                               28,845          23,847
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                                 --              --
   Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                                 19              18
   Class B common stock, $.001 par value:
          Authorized shares - 25,000,000                                                --              --
   Additional paid-in capital                                                      200,797         177,725
   Treasury stock                                                                  (34,394)        (31,362)
   Notes receivable from officers                                                      (61)            (61)
   Retained earnings                                                                67,172          54,233
   Accumulated other comprehensive income (loss)                                    (4,444)         (2,149)
                                                                                 ---------       ---------
Total stockholders' equity                                                         229,089         198,404
                                                                                 ---------       ---------
Total liabilities and stockholders' equity                                       $ 449,385       $ 383,771
                                                                                 =========       =========


See accompanying notes to consolidated financial statements.


                                    AMERICAN ITALIAN PASTA COMPANY

                                   Consolidated Statements of Income

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            2001                   2000
                                                                            ----                   ----
                                                                                  (In thousands)
                                                                                    (Unaudited)

Revenues                                                                      $75,030         $63,965
Cost of goods sold                                                             51,642          45,899
                                                                               ------          ------
Gross profit                                                                   23,388          18,066
Selling and marketing expense                                                   7,247           4,387
General and administrative expense                                              2,337           1,688
                                                                                -----           -----
Operating profit                                                               13,804          11,991
Interest expense, net                                                           2,073           1,101
                                                                                -----           -----
Income before income tax expense                                               11,731          10,890
Income tax expense                                                              4,041           3,975
Net income                                                                     $7,690          $6,915
                                                                               ======          ======
Earnings Per Common Share:
    Net income per common share                                                  $.44            $.38
                                                                                 ====            ====

    Weighted-average common shares outstanding                                 17,453          18,303
                                                                               ======          ======
Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution                                $.42            $.37
                                                                                 ====            ====

    Weighted-average common shares outstanding                                 18,161          18,738
                                                                               ======          ======



          See accompanying notes to consolidated financial statements.

                                    AMERICAN ITALIAN PASTA COMPANY

                                   Consolidated Statements of Income

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                  2001                    2000
                                                                                  ----                    ----
                                                                                        (In thousands)
                                                                                          (Unaudited)
Revenues                                                                       $141,434              $123,106
Cost of goods sold                                                               98,956                88,986
                                                                                 ------                ------
Gross profit                                                                     42,478                34,120
Selling and marketing expense                                                    13,062                 8,265
General and administrative expense                                                4,244                 3,172
Provision for acquisition expenses                                                1,827                  --
                                                                                  -----                  --
Operating profit                                                                 23,345                22,683
Interest expense, net                                                             3,601                 2,329
                                                                                  -----                 -----
Income before income tax expense                                                 19,744                20,354
Income tax expense                                                                6,805                 7,429
                                                                                  -----                 -----
Net income                                                                      $12,939               $12,925
                                                                                =======               =======

Earnings Per Common Share:
    Net income per common share                                                    $.75                  $.71
                                                                                   ====                  ====

    Weighted-average common shares outstanding                                   17,290                18,258
                                                                                 ======                ======

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution                                  $.72                  $.69
                                                                                   ====                  ====

    Weighted-average common shares outstanding                                   17,857                18,756
                                                                                 ======                ======


          See accompanying notes to consolidated financial statements.


                                             AMERICAN ITALIAN PASTA COMPANY

                                     Consolidated Statements of Stockholders' Equity


                                                                              Six months ended
                                                                               March 31, 2001
                                                                         ---------------------------
                                                                               (In thousands)
                                                                                (unaudited)
Class A Common Shares
  Balance, beginning of period                                                        18,363
  Issuance of shares of Class A Common stock to option holders & other issuances         788
                                                                                   ---------
  Balance, end of period                                                              19,151
                                                                                   =========

Class A Common Stock
  Balance, beginning of period                                                     $      18
  Issuance of shares of Class A Common stock to option holders & other issuances           1
                                                                                   ---------
  Balance, end of period                                                           $      19
                                                                                   =========

Additional Paid-in Capital
  Balance, beginning of period                                                     $ 177,725
  Issuance of shares of Class A Common stock to option holders & other issuances      23,072
                                                                                   ---------
  Balance, end of period                                                           $ 200,797
                                                                                   =========

Treasury Stock
  Balance, beginning of period                                                     $  31,362
  Purchase of treasury stock                                                           3,032
                                                                                   ---------
  Balance, end of period                                                           $  34,394
                                                                                   =========

Notes Receivable from Officers
  Balance, beginning of period                                                     $     (61)
  Paydown of notes receivable from officers                                             --
                                                                                   ---------
  Balance, end of period                                                           $     (61)
                                                                                   =========

Accumulated Other Comprehensive Income (Loss)
  Balance, beginning of period                                                     $  (2,149)
  Foreign currency translation adjustment                                               (917)
  Interest rate swaps fair value adjustment                                           (1,378)
                                                                                   ---------
  Balance, end of period                                                           $  (4,444)
                                                                                   =========
Retained Earnings
  Balance, beginning of period                                                     $  54,233
  Net income                                                                          12,939
                                                                                   ---------
  Balance, end of period                                                              67,172
                                                                                   ---------
Total Stockholders' Equity                                                         $ 229,089
                                                                                   =========

          See accompanying notes to consolidated financial statements.

                              AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Statements of Cash Flows

                                                                             Six Months Ended
                                                                                 March 31,
                                                                           2001           2000
                                                                           ----           ----
                                                                              (In thousands)
                                                                                (Unaudited)
Operating activities:
Net income                                                                $ 12,939    $ 12,925
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                            8,052       8,401
    Deferred income tax expense                                              4,998       3,892
    Changes in operating assets and liabilities,
       net of Mueller's Brand Acquisition:
           Trade and other receivables                                        (590)      2,002
           Prepaid expenses and deposits                                    (2,062)          7
           Inventory                                                           863      (6,644)
           Accounts payable and accrued expenses                             4,645        (257)
           Income tax payable                                                1,296       1,930
           Other                                                              (979)       (766)
                                                                          --------    --------
Net cash provided by operating activities                                   29,162      21,490

Investing activities:
Purchase of Mueller's brand pasta business                                 (23,552)       --
Additions to property, plant and equipment                                 (17,020)    (28,536)
                                                                          --------    --------
Net cash used in investing activities                                      (40,572)    (28,536)

Financing activities:
Proceeds from issuance of debt                                              20,000       5,000
Principal payments on debt and capital lease
     obligations                                                              (727)       (699)
Proceeds from issuance of common stock, net of
     issuance costs                                                          1,718         749
Purchase of Treasury Stock                                                  (3,032)       --
Other                                                                         --          (177)
                                                                          --------    --------
Net cash provided by financing activities                                   17,959       4,873
Effect of exchange rate changes on cash                                     (1,724)       --
                                                                          --------    --------
Net increase (decrease) in cash and temporary                                4,825      (2,173)
     investments

Cash and temporary investments at beginning of period                        6,677       3,088
                                                                          --------    --------
Cash and temporary investments at end of period                           $ 11,502    $    915
                                                                          ========    ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                 March 31, 2001


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the year ended September 29, 2000 and management's discussion and analysis included in Item 2 hereof.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the second fiscal quarter of fiscal years 2001 and 2000 both included thirteen weeks of activity and are described as the three month periods ended March 31, 2001 and 2000.

2.   Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 708,000 and 567,000 shares for the three-month and six-month periods ended March 31, 2001, respectively, and 435,000 and 498,000 shares for the three-month and six-month periods ended March 31, 2000, respectively.

     A summary of the Company's stock option activity:

                                                       Number of Shares
     Outstanding at September 30, 2000                      2,588,524
          Exercised                                           (81,292)
          Granted                                              68,500
          Canceled/Expired                                    (21,676)
                                                            ---------
     Outstanding at March 31, 2001                          2,554,056
                                                            =========

3.       2000 Equity Incentive Plan

In December 2000, the Board of Directors adopted the 2000 Equity Incentive Plan for all employees. The Plan was subsequently approved by shareholders at the February 2001 Shareholder Meeting. Under the Plan, the Board or a committee designated by the Board is authorized to grant nonqualified stock options, incentive stock options, reload options, stock appreciation rights, shares of restricted Common Stock, performance shares, performance units, and shares of Common Stock awarded as a bonus. There are 1,000,000 shares of Common Stock reserved for issuance under the Plan.

4.       Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. No such amount was recorded for the six months ended March 31, 2001. The adoption of Statement No. 133, as amended, on October 1, 2000, resulted in a charge of $1,378,000 to other comprehensive income (loss).

5.       Stock Repurchase

During the six months ended March 31, 2001, the Company purchased 154,849 shares of its common stock for $3,032,000. Total shares held in treasury as of March 31, 2001 were 1,654,981.

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

The acquisition has been accounted for as a purchase. The proforma financial results are not materially different than the reported results.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors, included but not limited to our dependence on a limited number of customers for a substantial portion of our revenue, our ability to manage rapid growth, our ability to obtain necessary raw materials and minimize fluctuations in raw material prices, the impact of the highly competitive environment in which we operate, reliance exclusively on a single product category, our limited personnel, our ability to cost-effectively transport our products and the significant risks inherent in our recent international expansion. For additional discussion of the principal factors that could cause actual results to be materially different, refer to our Current Report on Form 10-K dated December 16, 2000, filed by the Company with the Securities and Exchange Commission, any amendments thereto and other matters disclosed in the Company's other public filings. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

Second quarter fiscal 2001 compared to second quarter fiscal 2000.

         Revenues. Total revenues increased $11.1 million, or 17.3%, to $75.0 million for the three-month period ended March 31, 2001, from $64.0 million for the three-month period ended March 31, 2000. The increase for the three-month period ended March 31, 2001 was primarily due to higher per unit selling prices associated with the Mueller's brand pasta business acquisition (Mueller's acquisition). Volumes were up 7.4% over the prior year. Volume growth was led by private label (+24.7%) and ingredient (+10.0%). For the remainder of the 2001 year, in addition to volume growth, average prices will be higher due to the Mueller's acquisition and higher durum prices resulting in cost pass-throughs.

         Volume associated with the Mueller's brand was down 15.7% from the year-ago quarter. During the year-ago quarter, the Mueller's brand was produced by AIPC for Bestfoods. As a result, year-ago revenues are based on production, while current year revenues are based on shipments to retail now that Mueller's is owned by AIPC. On a shipments to retail basis for the second quarter of both years, volumes were down by less than 6%. During the second quarter we honored Bestfoods marketing commitments as we transitioned the brand into AIPC.

         Excluding the Mueller's brand, volumes were 14.6% higher than the second quarter of last year.

         Revenues for the Retail market increased $8.0 million, or 18.0%, to $52.4 million for the three-month period ended March 31, 2001, from $44.4 million for the three-month period ended March 31, 2000. The increase primarily reflects volume growth of 5.8% and higher per unit selling prices, primarily due to the Mueller's acquisition. Year over year, excluding Mueller's, our volume was up 18.2%.

         Revenues for the Institutional market increased $3.1 million, or 15.6%, to $22.6 million for the three-month period ended March 31, 2001, from $19.6 million for the three-month period ended March 31, 2000. This increase was primarily a result of ingredient volume growth of 10.0%, along with 7.5% volume growth in our foodservice business, partially offset by lower contract volumes.

         Gross Profit. Gross profit increased $5.3 million, or 29.5%, to $23.4 million for the three-month period ended March 31, 2001, from $18.1 million for the three-month period ended March 31, 2000. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of Mueller's products. These increases were partially offset by higher raw material and packaging costs. Gross profit as a percentage of revenues increased to 31.2% for the three-month period ended March 31, 2001 from 28.2% for the three-month period ended March 31, 2000. The increase in gross profit as a percentage of revenues relates to incremental gross profit on Mueller's products subsequent to the acquisition. For the remainder of the 2001 year, we expect increases in gross profit to continue as a result of the Mueller's acquisition, partially offset by the negative impact on gross margin percentages of higher durum wheat costs.

         Selling and Marketing Expense. Selling and marketing expense increased $2.9 million, or 65.2%, to $7.2 million for the three-month period ended March 31, 2001, from $4.4 million for the three-month period ended March 31, 2000. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the Mueller's acquisition. Selling and marketing expense as a percentage of revenues increased to 9.7% for the three-month period ended March 31, 2001, from 6.9% for the comparable prior year period. Going forward, we expect selling and marketing expenses to exceed 10% of net revenues due to the additional promotional expenses dedicated to the Mueller's business.

         General and Administrative Expense. General and administrative expense increased between periods, and as a result increased as a percentage of revenues from 2.6% to 3.1%. The majority of the increase relates to personnel and goodwill amortization costs associated with the Mueller's acquisition.

         Operating Profit. Operating profit for the three-month period ended March 31, 2001, was $13.8 million, an increase of $1.8 million or 15.1% over the $12.0 million reported for the three-month period ended March 31, 2000, and decreased as a percentage of revenues to 18.4% for the three-month period ended March 31, 2001, from 18.7% for the three-month period ended March 31, 2000 as a result of the factors discussed above.

         Interest Expense. Interest expense for the three-month period ended March 31, 2001, was $2.1 million, increasing $1.0 million or 88.3% from the $1.1 million reported for the three-month period ended March 31, 2000. The increase related to borrowings associated with the Mueller's acquisition, the stock repurchase program, and capital expenditures. These increases were partially offset by cash flow from operations and an increase in capitalized interest.

         Income Tax. Income tax expense for the three-month period ended March 31, 2001, was $4.0 million, comparable to the $4.0 million reported for the three-month period ended March 31, 2000, and reflects effective income tax rates of approximately 34.5% and 36.5%, respectively.

         Net Income. Net income for the three-month period ended March 31, 2001, was $7.7 million, increasing $.8 million or 11.2% from the $6.9 million reported for the three-month period ended March 31, 2000. Diluted earnings per share was $0.42 per share for the three-month period ended March 31, 2001 compared to $0.37 per share in the comparable prior year period, an increase of 13.5% over the prior year quarter.

Six months fiscal 2001 compared to six months fiscal 2000.

         Revenues. Revenues increased $18.3 million, or 14.9%, to $141.4 million for six-month period ended March 31, 2001, from $123.1 million for the six-month period ended March 31, 2000. The increase for the six-month period ended March 31, 2001 was primarily due to higher per unit selling prices associated with the Mueller's acquisition. Volumes were up 7.6% over the prior year period, but were up 18.3% when excluding Mueller's. Volume growth was led by private label (26.7%) and ingredient (24.8%). For the remainder of the 2001 year, in addition to volume growth, average prices will be higher due to the Mueller's acquisition and higher durum prices resulting in cost pass-throughs.

         Revenues for the Retail market increased $13.1 million, or 15.0%, to $100.5 million for the six-month period ended March 31, 2001, from $87.3 million for the six-month period ended March 31, 2000. The increase primarily reflects volume growth of 1.4% and higher per unit selling prices, primarily due to the Mueller's acquisition. Excluding Mueller's, our volume was up 16.4%.

         Revenues for the Institutional market increased $5.2 million, or 14.5%, to $41.0 million for the six-month period ended March 31, 2001, from $35.8 million for the six-month period ended March 31, 2000. This increase was primarily due to volume growth in the Ingredient market of 24.8% offset by lower contract volumes.

         Gross Profit. Gross profit increased $8.4 million, or 24.5%, to $42.5 million for the six-month period ended March 31, 2001, from $34.1 million for the six-month period ended March 31, 2000. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of Mueller's products. These increases were partially offset by higher raw material and packaging costs. Gross profit as a percentage of revenues increased to 30.0% for the six-month period ended March 31, 2001, from 27.7% for the six-month period ended March 31, 2000. The increase in gross profit as a percentage of revenues relates to incremental gross profit on Mueller's products subsequent to the acquisition. For the remainder of the 2001 year, we expect increases in gross profit to continue as a result of the Mueller's acquisition, partially offset by the negative impact on gross margin percentages of higher durum wheat costs.

         Selling and Marketing Expense. Selling and marketing expense increased $4.8 million, or 58.0%, to $13.1 million for the six-month period ended March 31, 2001, from $8.3 million for the six-month period ended March 31, 2000. Selling and marketing expense as a percentage of revenues increased to 9.2% for the six-month period ended March 31, 2001, from 6.7% for the comparable prior year period. This increase was primarily due to higher marketing costs associated with higher retail revenues as well as incremental marketing and personnel costs associated with the Mueller's acquisition. Going forward, we expect selling and marketing expenses to exceed 10% of net revenues due to the additional promotion expenses dedicated to the Mueller's business.

         General and Administrative Expense. General and administrative expense increased $1.1 million, or 33.8%, to $4.2 million for the six-month period ended March 31, 2001, from $3.2 million for the comparable prior period, and increased as a percentage of revenues from 2.6% to 3.0%. The majority of the increase relates to personnel and goodwill amortization costs associated with the Mueller's acquisition.

         Provision for Acquisition Related Expenses. The provision for acquisition related expenses of $1.8 million for the six-month period ended March 31, 2001 consisted of one-time costs associated with the Mueller's acquisition.

         Operating Profit. Operating profit for the six-month period ended March 31, 2001, was $23.3 million, an increase of $0.7 million or 2.9% over the $22.7 million reported for the six-month period ended March 31, 2000, and decreased as a percentage of revenues to 16.5% for the six-month period ended March 31, 2001, from 18.4% for the six-month period ended March 31, 2000 as a result of the factors discussed above. Excluding the $1.8 million charge for non-recurring acquisition expenses, operating profit was $25.2 million, a $2.5 million or 11.0% increase over that reported in the prior year period. Operating profit as a percentage of net revenues, excluding the non-recurring charge was 17.8% versus 18.4% in the prior year.

         Interest Expense. Interest expense for the six-month period ended March 31, 2001, was $3.6 million, increasing $1.3 million or 54.6% from the $2.3 million reported for the six-month period ended March 31, 2000. The increase related to borrowings associated with the Mueller's acquisition, the stock repurchase program, and capital expenditures. These increases were partially offset by cash flow from operations and an increase in capitalized interest.

         Income Tax. Income tax expense for the six-month period ended March 31, 2001, was $6.8 million, decreasing $0.6 million from the $7.4 million reported for the six-month period ended March 31, 2000, and reflects effective income tax rates of approximately 34.5% and 36.5%, respectively.

         Net Income. Net income for the six-month period ended March 31, 2001, and March 31, 2000, was $12.9 million. Excluding the impact of the $1.8 million charge for non-recurring acquisition costs, net income for the six months totaled $14.1 million, an increase of $1.2 million or 9.4% over the prior year period. Diluted earnings per common share were $0.72 per share for the six-month period ended March 31, 2001 compared to $0.69 per share for the six-month period ended March 31, 2000. Excluding the impact of the $1.8 million charge for non-recurring acquisition costs, diluted earnings per common share were $0.79, and net income as a percentage of net revenue was 10.0% versus 10.5% in the prior year.

Financial Condition and Liquidity

         Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $11.5 million, and working capital totaled $46.1 million at March 31, 2001.

         Our net cash provided by operating activities totaled $29.2 million for the six-month period ended March 31, 2001 compared to $21.5 million for the six-month period ended March 31, 2000. The increase in the net cash provided by operations is due to lower working capital requirements and final payments under the Bestfoods Supply Agreement.

         Cash used in investing activities principally relates to the purchase of the Mueller's brand pasta business and our investments in manufacturing, distribution and milling assets. Capital expenditures were $17.0 million for the six-month period ended March 31, 2001 compared to $28.5 million in the comparable prior year period. The primary decrease in such spending for the six-month period ended March 31, 2001 was related to significant capital expenditures a year ago for our new Italian manufacturing facility. Additionally, we plan to spend approximately $15 million in the remainder of fiscal year 2001, primarily for cost saving, maintenance projects, and capacity expansion projects. We anticipate completion of these projects during the fiscal year ending September 30, 2001.

         Net cash provided by financing activities was $18.0 million for the six-month period ended March 31, 2001 compared to $4.9 million for the six-month period ended March 31, 2000. Borrowings under our revolver increased by $20.0 million to fund the Mueller's brand pasta business purchase and the purchase of treasury stock. We continue to use our available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

         We currently use cash to fund capital expenditures, repayments of debt and working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness and working capital requirements.

         We have current commitments for $22.2 million in raw material purchases for fiscal year 2001. Additionally, we have approximately $15.0 million in expenditures remaining under the previously referenced capital programs. We expect to fund these commitments from operations and borrowings under our credit facility. The credit facility currently has available a credit of approximately $47 million. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures at the end of fiscal year 2002. We anticipate that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

         We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal exposure to market risk associated with financial instruments relate to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $34 million and 40 million Euros outstanding at March 31, 2001. The estimated fair value of the interest rate swap agreements of $(1,378,000) is the amount we would be required to pay to terminate the swap agreements at March 31, 2001. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings is recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

         We have operations in Italy. The functional currency for this operation is the Euro. At March 31, 2001, long-term debt includes foreign subsidiary obligations of 53.7 million Euros ($49.4 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-------------------------------
                  Not applicable

Item 2.           Changes in Securities
-------------------------------
                  Not applicable

Item 3.           Defaults Upon Senior Securities
-------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
-------------------------------
                  The Annual Meeting of Shareholders was held on February 8,
                  2001.

                  There were three matters submitted to a vote of security holders. The first matter was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

                      Election of Directors                   Votes For                 Votes Withheld
                           David Y. Howe                      14,531,437                1,277,058
                           John P. O'Brien                    15,589,352                229,143
                           William R. Patterson               15,590,552                227,943

                  The following directors continued in office:

                      Serving Until 2002                        Serving Until 2003
                           Jonathan E. Baum                        Horst W. Schroeder
                           Robert H. Niehaus                       Mark C. Demetree
                           Richard C. Thompson                     Timothy S. Webster
                                                                   James A. Heeter

                  The second matter was for the ratification of the Board of Directors' selection of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year 2001. The shareholders cast 15,804,778 votes in the affirmative and 12,706 votes in the negative and shareholders holding 1,011 votes abstained from voting on the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year 2001.

                  The third matter was for approval of the American Italian Pasta Company 2000 Equity Incentive Plan. The shareholders cast 10,310,159 votes in the affirmative and 2,748,361 votes in the negative and shareholders holding 9,820 votes abstained from voting on the approval of the AIPC 2000 Equity Incentive Plan.

Item 5.     Other Information
-------------------------
            Not applicable


Item 6.     Exhibits and Reports on Form 8-K
-------------------------
            (a)     Exhibits.
            10.1 Separation Agreement, Full Release and Waiver of Claims and Non-Competition Agreement between the Company and Norman F. Abreo dated February 28, 2001.

            (b)     Reports on Form 8-K.

                    We filed a Form 8-K on January 5, 2001 announcing the closing of our acquisition of the Mueller's pasta brand from Bestfoods.

                    We filed a Form 8-K on January 16, 2001 announcing the filing of a registration statement on Form S-3 covering the 686,666 shares issued to Bestfoods as part of the purchase price.

                    We filed a Form 8-K on January 24, 2001 publishing guidance on forecasted 2001 earnings and cash flow.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                American Italian Pasta Company



May 11, 2001                    /s/ Timothy S. Webster
---------------------------    -----------------------------------
Date                           Timothy S. Webster
                               President and Chief Executive Officer
                               (Principal Executive Officer)



May 11, 2001                    /s/ Warren B. Schmidgall
---------------------------    -----------------------------------
Date                           Warren B. Schmidgall
                               Executive Vice President and Chief Financial
                               Officer
                               (Principal Financial and  Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------------------------------------------------

10.1                      Separation Agreement, Full Release
                          and Waiver of Claims and
                          Non-Competition Agreement between
                          the Company and Norman F. Abreo
                          dated February 28, 2001.