Form 10-Q
period 2001-06-29
AMERICAN ITALIAN PASTA CO
filed 2001-08-13
CIK 849667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

                 For the period ended:   June 29, 2001

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

      Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding as of August 13, 2001 of the Registrant's Class A Convertible Common Stock was 17,548,312 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                           Quarter Ended June 30, 2001


                                Table of Contents


Part I - Financial Information                                          Page

      Item 1.     Financial Statements (unaudited)

                  Consolidated Balance Sheets at June 30, 2001 and September 30, 2000.

                  Consolidated Statements of Income for the three months ended June 30, 2001 and 2000.

                  Consolidated Statements of Income for the nine months ended June 30, 2001 and 2000.

                  Consolidated Statement of Stockholders' Equity for the nine months ended June 30, 2001.

                  Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000.

                  Notes to Consolidated Financial Statements


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

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K


Signature Page

                           AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets

                                                            June 30,     September 30,
                                                              2001            2000
                                                              ----            ----
                                                                  (In thousands)
Assets                                                             (Unaudited)
Current assets:
   Cash and temporary investments                            $10,281         $6,677
   Trade and other receivables                                33,601         27,479
   Prepaid expenses and deposits                               8,023          4,424
   Inventory                                                  35,165         28,390
   Deferred income taxes                                       2,241          2,989
                                                            --------       --------
Total current assets                                          89,311         69,959
Property, plant and equipment:
   Land and improvements                                       8,123          7,159
   Buildings                                                  92,833         85,157
   Plant and mill equipment                                  263,450        230,383
   Furniture, fixtures and equipment                          10,912         10,011
                                                            --------       --------
                                                             375,318        332,710
   Accumulated depreciation                                  (75,887)       (64,769)
                                                            --------        --------
                                                             299,431        267,941
   Construction in progress                                   24,231         43,727
                                                             -------        --------
Total property, plant and equipment                          323,662        311,668
Goodwill and other intangibles, net                           47,042             --
Other assets                                                   2,837          2,144
                                                             -------        -------
Total assets                                               $462,852        $383,771
                                                           =========       ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $ 18,829       $ 12,261
   Accrued expenses                                           12,713          8,352
   Income tax payable                                            874            841
   Current maturities of long-term debt                        1,552          1,564
                                                            --------       ---------
Total current liabilities                                     33,968         23,018

Long-term debt                                               158,028        138,502
Deferred income taxes                                         33,101         23,847
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
       Authorized shares - 10,000,000                             --             --
       Issued and outstanding shares - none
   Class A common stock, $.001 par value:
       Authorized shares - 75,000,000                             19             18
       Issued and outstanding shares - 19,154,076 and
       17,499,095 at June 30, 2001 and 18,362,639 and
       16,862,507 at September 30, 2000
   Class B common stock, $.001 par value:
       Authorized shares - 25,000,000                             --             --
       Issued and outstanding shares - none
   Additional paid-in capital                                200,888        177,725
   Treasury stock                                            (34,394)      (31,362)
   Notes receivable from officers                                (61)          (61)
   Retained earnings                                          75,662         54,233
   Accumulated other comprehensive income (loss)              (4,359)       (2,149)
                                                             --------     --------
Total stockholders' equity                                   237,755        198,404
                                                             -------        -------
Total liabilities and stockholders' equity                  $462,852       $383,771
                                                            ========       ========

         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                           Three Months Ended
                                                                  June 30,
                                                          2001            2000
                                                          ----            ----
                                                            (In thousands)
                                                              (Unaudited)

Revenues                                                $ 77,300       $ 60,622
Cost of goods sold                                        52,018         42,909
                                                          -------        -------
Gross profit                                              25,282         17,713
Selling and marketing expense                              7,638          3,836
General and administrative expense                         2,510          1,475
                                                          -------        -------
Operating profit                                          15,134         12,402
Interest expense, net                                      2,161          1,146
                                                          -------        -------
Income before income tax expense                          12,973         11,256
Income tax expense                                         4,482          3,996
                                                          -------        -------
Net income                                                $8,491         $7,260
                                                          ======         ======

Earnings Per Common Share:
   Net income per common share                             $ .49          $ .40
                                                           =====          =====

   Weighted-average common shares outstanding             17,498         17,933
                                                          ========     ========

Earnings Per Common Share - Assuming Dilution:
   Net income per common share assuming dilution           $ .46          $ .40
                                                           =====          =====

   Weighted-average common shares outstanding             18,353         18,323
                                                        =========      ========



         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                            Nine Months Ended
                                                                 June 30,
                                                          2001            2000
                                                          ----            ----
                                                               (In thousands)
                                                                 (Unaudited)

Revenues                                               $ 218,734      $ 183,728
Cost of goods sold                                       150,974        131,895
                                                         -------        -------
Gross profit                                              67,760         51,833
Selling and marketing expense                             20,700         12,101
General and administrative expense                         6,755          4,647
Provision for acquisition expenses                         1,827             --
                                                          -------        -------
Operating profit                                          38,478         35,085
Interest expense, net                                      5,762          3,475
                                                          -------        -------
Income before income tax expense                          32,716         31,610
Income tax expense                                        11,287         11,425
                                                          -------        -------
Net income                                               $21,429        $20,185
                                                         =======        =======

Earnings Per Common Share:

   Net income per common share                            $ 1.23         $ 1.11
                                                          ======         ======

   Weighted-average common shares outstanding             17,360         18,166
                                                        =========     =========

Earnings Per Common Share - Assuming Dilution:

   Net income per common share assuming dilution          $ 1.19         $ 1.08
                                                          ======         ======

   Weighted-average common shares outstanding             18,050         18,623
                                                         =========     ========



         See accompanying notes to consolidated financial statements.

                                 AMERICAN ITALIAN PASTA COMPANY

                         Consolidated Statement of Stockholders' Equity


                                                                 Nine months ended
                                                                   June 30, 2001
                                                                --------------------
                                                                  (In thousands)
                                                                     (unaudited)
Class A Common Shares
  Balance, beginning of period                                            18,363
  Issuance of shares of Class A Common stock to option holders
   & other issuances                                                         791
                                                                        --------
  Balance, end of period                                                  19,154
                                                                        ========

Class A Common Stock
  Balance, beginning of period                                           $    18
  Issuance of shares of Class A Common stock to option holders
   & other issuances                                                           1
                                                                        --------
  Balance, end of period                                                   $  19
                                                                           =====

Additional Paid-in Capital
  Balance, beginning of period                                         $ 177,725
  Issuance of shares of Class A Common stock to option holders
   & other issuances                                                      23,163
                                                                       ---------
  Balance, end of period                                               $ 200,888
                                                                       =========

Treasury Stock
  Balance, beginning of period                                        $ (31,362)
  Purchase of treasury stock                                             (3,032)
                                                                       ---------
  Balance, end of period                                              $ (34,394)
                                                                      ==========

Notes Receivable from Officers
  Balance, beginning of period                                            $ (61)
  Paydown of notes receivable from officers                                    -
                                                                       ---------
  Balance, end of period                                                  $ (61)
                                                                      ==========


Accumulated Other Comprehensive Income (Loss)
  Balance, beginning of period                                          $(2,149)
  Foreign currency translation adjustment                                  (940)
  Interest rate swaps fair value adjustment                              (1,270)
                                                                      ----------
  Balance, end of period                                                $(4,359)
                                                                        ========

Retained Earnings
  Balance, beginning of period                                           $54,233
  Net income                                                              21,429
                                                                       ---------
  Balance, end of period                                                  75,662
                                                                       ---------

Total Stockholders' Equity                                             $ 237,755
                                                                       =========



         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                    Nine Months Ended
                                                                        June 30,
                                                                  2001            2000
                                                                  ----            ----
                                                                     (In thousands)
                                                                       (Unaudited)


Operating activities:
Net income                                                          $21,429       $20,185
Adjustments to reconcile net income to net cash provided by
operations:
    Depreciation and amortization                                    12,530        11,762
    Deferred income tax                                               9,254         6,103
    Changes in operating assets and liabilities,
      net of Mueller's Brand Acquisition:
        Trade and other receivables                                  (5,566)       (2,260)
        Prepaid expenses and deposits                                (3,604)         (896)
        Inventory                                                    (2,946)       (5,314)
        Accounts payable and accrued expenses                         4,791        (4,979)
        Income tax payable                                              719         1,576
        Other                                                        (1,445)        (1,657)
                                                                     --------      --------
Net cash provided by operating activities                            35,162        24,520

Investing activities:
Purchase of Mueller's brand pasta business                          (23,816)           --
Additions to property, plant and equipment                          (25,284)      (46,907)
                                                                    --------      --------
Net cash used in investing activities                               (49,100)      (46,907)

Financing activities:
Additions to deferred debt issuance costs                                --          (718)
Proceeds from issuance of debt                                       24,000        37,578
Principal payments on debt and capital lease obligations             (3,114)       (1,080)
Proceeds from issuance of common stock, net of
   issuance costs                                                     1,809         1,291
Purchases of Treasury Stock                                          (3,032)      (16,428)
Other                                                                    --             9
                                                                     --------     --------
Net cash provided by financing activities                            19,663        20,652
Effect of exchange rate changes on cash                              (2,121)           --
                                                                     --------     --------
Net increase (decrease) in cash and temporary investments             3,604        (1,731)

Cash and temporary investments at beginning of period                 6,677         3,088
                                                                     --------     --------
Cash and temporary investments at end of period                     $10,281        $1,357
                                                                     =======        ======


         See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                  Notes to Consolidated Financial Statements

                                  June 30, 2001


1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the year ended September 29, 2000 and management's discussion and analysis included in Item 2 hereof.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the third fiscal quarter of fiscal years 2001 and 2000 both included thirteen weeks of activity and are described as the three month periods ended June 30, 2001 and 2000.

2. Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 855,000 and 690,000 shares for the three-month and nine-month periods ended June 30, 2001, respectively, and 390,000 and 457,000 shares for the three-month and nine-month periods ended June 30, 2000, respectively.

A summary of the Company's stock option activity:

                                              Number of Shares
      Outstanding at September 30, 2000           2,588,524
         Exercised                                  (83,276)
         Granted                                     76,650
         Canceled/Expired                           (21,676)
                                                  ---------
      Outstanding at June 30, 2001                2,560,222
                                                  =========

3.    2000 Equity Incentive Plan

In December 2000, the Board of Directors adopted the 2000 Equity Incentive Plan for all employees. The Plan was subsequently approved by shareholders at the February 2001 Shareholder Meeting. Under the Plan, the Board or a committee designated by the Board is authorized to grant nonqualified stock options, incentive stock options, stock appreciation rights, shares of restricted Common Stock, performance shares, performance units, and shares of Common Stock awarded as a bonus. There are 1,000,000 shares of Common Stock reserved for issuance under the Plan.

4.    Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. No such amount was recorded for the nine months ended June 30, 2001. The adoption of Statement No. 133, as amended, on October 1, 2000, resulted in a charge of $1,270,000 to other comprehensive income (loss).

5.    Stock Repurchase

During the nine months ended June 30, 2001, the Company purchased 154,849 shares of its common stock for $3,032,000. Total shares held in treasury as of June 30, 2001 were 1,654,981 and 722,432, respectively.

6.    Purchase of Mueller's Brand Pasta Business

On November 13, 2000, the Company purchased the Mueller's brand pasta business from Bestfoods. Mueller's is one of the largest pasta brands in the United States, with particularly strong distribution in the eastern part of the country. The acquisition encompassed the trademarks and goodwill associated with the brand, the customer accounts and relationships, and certain tangible assets, primarily inventory.

Total consideration for the purchased assets, excluding approximately $5.2 million paid for tangible assets, was approximately $38.2 million, consisting of $17.6 million in cash and 686,666 shares of common stock valued at $30 per share.

The acquisition has been accounted for as a purchase. The proforma financial results are not materially different than the reported results.

7.    Subsequent Events

On July 16, 2001 the Company purchased seven pasta brands from Borden Foods for $67.5 million, plus inventory, in a cash transaction. The Company acquired the Anthony's(R), Globe/A-1(R), Luxury(R), Mrs. Grass(R), Pennsylvania Dutch(R), R&F(R), and Ronco(R) brands, in addition to certain tangible assets. No manufacturing assets were included in the transaction.

To assure the Borden pasta brands business value is protected and successfully transitioned to AIPC, Borden's has agreed, for up to 60 days after closing, to provide the Company certain transition services. The Company has agreed to honor Borden's marketing commitments through December, 2001; therefore, any major strategic changes to the business will not occur until the second quarter of the Company's fiscal year 2002.

The acquisition has been accounted for as a purchase, and, accordingly, the purchase price was allocated to the net tangible and intangible assets acquired based on estimated fair values at the acquisition date.

In conjunction with the acquisition, The Company secured a new five-year, $300 million revolving credit facility to replace the Company's previous $190 million facility. The revolver includes $100 million of dual currency availability in Euros or U.S. dollars to finance the Company's international business in Italy.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors, included but not limited to our dependence on a limited number of customers for a substantial portion of our revenue, our ability to manage rapid growth, our ability to obtain necessary raw materials and minimize fluctuations in raw material prices, the impact of the highly competitive environment in which we operate, reliance exclusively on a single product category, increased branded retail pasta business where we have relatively little experience, our limited personnel, our ability to cost-effectively transport our products and the significant risks inherent in our recent international expansion. For additional discussion of the principal factors that could cause actual results to be materially different, refer to our Annual Report on Form 10-K dated December 22, 2000, filed by the Company with the Securities and Exchange Commission, any amendments thereto and other matters disclosed in the Company's other public filings. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

Third quarter fiscal 2001 compared to third quarter fiscal 2000.

      Revenues. Total revenues increased $16.7 million, or 27.5%, to $77.3 million for the three-month period ended June 30, 2001, from $60.6 million for the three-month period ended June 30, 2000. The increase for the three-month period ended June 30, 2001 was primarily due to higher volumes and higher per unit selling prices associated with the Mueller's brand pasta business acquisition (Mueller's acquisition). Volumes were up 21.0% over the prior year. Volume growth was led by private label (+31.0%) and ingredient (+66.3%). For the remainder of the 2001 year, in addition to volume growth, average prices will be higher due to the Mueller's acquisition and higher durum prices resulting in cost pass-throughs.

      Volume associated with the Mueller's brand was down 14.4% from the year ago quarter. The Mueller's brand went through a significant transition in the quarter - we introduced new packaging, new prices, and a new line of "Made in Italy" products. The impact of the Mueller's volume decline on revenue and profits was not significant as evidenced by the financial results during the quarter. We expect volume trends to improve in the remainder of fiscal year 2001 as a result of our re-launch and increased trade marketing activity.

      Excluding the Mueller's brand, volumes were 34.7% higher than the third quarter of last year.

      Revenues for the Retail market increased $10.5 million, or 23.5%, to $55.0 million in the current period, compared to $44.5 million for the three-month period ended June 30, 2000. The increase primarily reflects volume growth of 10.6% and higher per unit selling prices, primarily due to the Mueller's acquisition. Year over year, excluding Mueller's, our volume was up 27.5%.

      Revenues for the Institutional market increased $6.2 million, or 38.6%, to $22.3 million for the three-month period ended June 30, 2001, from $16.1 million for the three-month period ended June 30, 2000. This increase was primarily a result of ingredient volume growth of 66.3%, along with 9.4% volume growth in our foodservice business partially offset by lower contract volumes.

      Gross Profit. Gross profit increased $7.6 million, or 42.7%, to $25.3 million for the three-month period ended June 30, 2001, from $17.7 million for the three-month period ended June 30, 2000. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of Mueller's products. These increases were partially offset by higher raw material and packaging costs. Gross profit as a percentage of revenues increased to 32.7% for the three-month period ended June 30, 2001, from 29.2% for the three-month period ended June 30, 2000. The increase in gross profit as a percentage of revenues relates to incremental gross profit on Mueller's products subsequent to the acquisition. For the remainder of the 2001 year, we expect increases in gross profit and gross profit percentage to continue as a result of the factors listed above.

     Selling and Marketing Expense. Selling and marketing expense increased $3.8 million, or 99.1%, to $7.6 million for the three-month period ended June 30, 2001, from $3.8 million for the three-month period ended June 30, 2000. Selling and marketing expense as a percentage of revenues increased to 9.9% for the three-month period ended June 30, 2001, from 6.3% for the comparable prior year period. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the Mueller's acquisition. Going forward, we expect selling and marketing expenses to exceed 10% of net revenues due to the additional promotional expenses associated with the branded retail business.

      General and Administrative Expense. General and administrative expense increased $1.0 million, or 70.2%, to $2.5 million for the three-month period ended June 30, 2001, from $1.5 million for the comparable prior year period. General and administrative expense as a percentage of revenues increased to 3.2% from 2.4%. The majority of the increase relates to personnel and goodwill amortization costs associated with the Mueller's acquisition.

      Operating Profit. Operating profit for the three-month period ended June 30, 2001, was $15.1 million, an increase of $2.7 million or 22.0% over the $12.4 million reported for the three-month period ended June 30, 2000, and decreased as a percentage of revenues to 19.6% for the three-month period ended June 30, 2001, from 20.5% for the three-month period ended June 30, 2000, as a result of the factors discussed above.

     Interest Expense. Interest expense for the three-month period ended June 30, 2001, was $2.2 million, increasing $1.0 million from the $1.1 million reported for the three-month period ended June 30, 2000. The increase related to borrowings associated with the Mueller's acquisition, the stock repurchase program completed in the first quarter, and capital expenditures. These activities were partially funded by cash flow from operations.

      Income Tax. Income tax expense for the three-month period ended June 30, 2001, was $4.5 million, increasing $0.5 million from the $4.0 million reported for the three-month period ended June 30, 2000, and reflects an effective income tax rate of approximately 34.5% and 35.5%, respectively.

      Net Income. Net income for the three-month period ended June 30, 2001, was $8.5 million, increasing $1.2 million or 17.0% from the $7.3 million reported for the three-month period ended June 30, 2000. Net income as a percentage of revenues was 11.0% compared with 12.0% for the same period of 2000. Diluted earnings per share were $0.46 per share for the three-month period ended June 30, 2001 compared to $0.40 per share in the comparable prior year period, representing an increase of 15.0%.


Nine months fiscal 2001 compared to nine months fiscal 2000.

     Revenues. Revenues increased $35.0 million, or 19.1%, to $218.7 million for the nine-month period ended June 30, 2001, from $183.7 million for the nine-month period ended June 30, 2000. The increase for the nine-month period ended June 30, 2001 was primarily due to higher volumes and higher per unit selling prices associated with the Mueller's acquisition. Volumes were up 12.0% over the prior year period, but were up 23.6% when excluding Mueller's. Volume growth was led by private label (+28.1%) and ingredient (+36.9%).

      Revenues for the Retail market increased $23.6 million, or 17.9%, to $155.5 million for the nine-month period ended June 30, 2001, from $131.9 million for the nine-month period ended June 30, 2000. The increase primarily reflects volume growth of 4.4% and higher per unit selling prices, primarily due to the Mueller's acquisition.

      Revenues for the Institutional market increased $11.4 million, or 22.0%, to $63.3 million for the nine-month period ended June 30, 2001, from $51.9 million for the nine-month period ended June 30, 2000. This increase was primarily due to volume growth in the ingredient market of 36.9%, offset by lower contract volumes.

      Gross Profit. Gross profit increased $15.9 million, or 30.7%, to $67.8 million for the nine-month period ended June 30, 2001, from $51.8 million for the nine-month period ended June 30, 2000. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of Mueller's products. These increases were partially offset by higher raw material and packaging costs. Gross profit as a percentage of revenues increased to 31.0% for the nine-month period ended June 30, 2001 from 28.2% for the nine-month period ended June 30, 2000. The increase in gross profit as a percentage of revenues relates primarily to incremental gross profit on Mueller's products subsequent to the acquisition.

      Selling and Marketing Expense. Selling and marketing expense increased $8.6 million, or 71.1%, to $20.7 million for the nine-month period ended June 30, 2001, from $12.1 million for the nine-month period ended June 30, 2000. Selling and marketing expense as a percentage of revenues was 9.5% for the nine-month period ended June 30, 2001, up from 6.6% for the comparable prior year period. This increase was primarily due to higher marketing costs associated with higher retail revenues as well as incremental marketing and personnel costs associated with the Mueller's acquisition.

      General and Administrative Expense. General and administrative expense increased $2.1 million, or 45.4%, to $6.8 million for the nine-month period ended June 30, 2001, from $4.6 million for the comparable prior year period.

      General and administrative expense as a percentage of revenues was 3.1% for the nine-month period ended June 30, 2001, up from 2.5% for the comparable prior year period. The majority of the increase relates to personnel and good will amortization costs associated with the Mueller's acquisition.

     Provision for Acquisition Related Expenses. The provision for acquisition related expense of $1.8 million for the nine-month period ended June 30, 2001 consisted of one-time costs associated with the Mueller's acquisition.

      Operating Profit. Operating profit for the nine-month period ended June 30, 2001, was $38.5 million, an increase of $3.4 million or 9.7% over the $35.1 million reported for the nine-month period ended June 30, 2000, and decreased as a percentage of revenues to 17.6% for the nine-month period ended June 30, 2001, from 19.1% for the nine-month period ended June 30, 2000 as a result of the factors discussed above.

      Interest Expense. Interest expense for the nine-month period ended June 30, 2001, was $5.8 million, increasing $2.3 million from the $3.5 million reported for the nine-month period ended June 30, 2000. The increase is related to borrowings associated with the Mueller's acquisition, the stock repurchase program, and capital expenditures. These activities were partially funded by cash flow from operations.

      Income Tax. Income tax expense for the nine-month period ended June 30, 2001, was $11.3 million, decreasing $0.1 million from the $11.4 million reported for the nine-month period ended June 30, 2000, and reflects an effective income tax rate of approximately 34.5% and 36.1%, respectively.

      Net Income. Net income for the nine-month period ended June 30, 2001, was $21.4 million, increasing $1.2 million or 6.2% from the $20.2 million reported for the nine-month period ended June 30, 2000. Diluted earnings per common share were $1.19 per share for the nine-month period ended June 30, 2001 compared to $1.08 per share for the nine-month period ended June 30, 2000.


Financial Condition and Liquidity

   Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $10.3 million, and net working capital totaled $55.3 million at June 30, 2001.

   Our net cash provided by operating activities totaled $35.2 million for the nine-month period ended June 30, 2001 compared to $24.5 million for the nine-month period ended June 30, 2000. The increase in the net cash provided by operations was due to lower working capital requirements and final payments under the Bestfoods Supply Agreement.

     Cash used in investing activities principally relates to the purchase of the Mueller's brand pasta business and our investments in manufacturing, distribution and milling assets. Capital expenditures were $25.3 million for the nine-month period ended June 30, 2001 compared to $46.9 million in the comparable prior fiscal year period. The primary decrease in such spending for the nine-month period ended June 30, 2001 was related to significant capital expenditures a year ago for our new Italian manufacturing facility. Additionally, we plan to spend approximately $15.0 million in the remainder of fiscal year 2001, primarily for cost saving projects, maintenance projects, and capacity expansion projects. We anticipate completion of these projects during the year ending September 30, 2001.

   Net cash provided by financing activities was $19.7 million for the nine-month period ended June 30, 2001 compared to net cash provided of $20.7 million for the nine-month period ended June 30, 2000. The $19.7 million in 2001 is the result of borrowings to fund the Mueller's acquisition and capital expansion programs.

   We currently use cash to fund capital expenditures, repayments of debt, and working capital requirements. We expect that future cash requirements will continue to be principally for capital expenditures, repayments of indebtedness, and working capital requirements.

   We have current commitments for $15.2 million in raw material purchases for fiscal year 2001 and 2002. Additionally, we have approximately $15.0 million in expenditures remaining under the previously referenced capital programs. We expect to fund these commitments from operations and borrowings under our credit facility. The credit facility currently has available a credit of approximately $80 million. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment.

   On July 16, 2001, we secured a new five-year, $300 million revolving credit facility to replace the previous $190 million facility. The revolver includes $100 million of dual currency availability in Euros or U.S. dollars to finance our international business in Italy.

   We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.


Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 supercedes the Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". This statement states that all business combinations are to be accounted for using one method-the purchase method. This statement is effective for all business combinations initiated after June 30, 2001 and is not expected to have a material impact on the Company's consolidated financial statements. Statement No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets that are acquired outside of a business combination should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The main impact of this statement to the Company is that goodwill will no longer be amortized. It will be subject to periodic impairment testing and will be adjusted to fair value. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently in the process of the initial impairment tests under the guidelines of this statement and expects to complete this analysis by the first quarter 2002.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $34 million and 40 million Euros outstanding at June 30, 2001. The estimated fair value of the interest rate swap agreements of $(1,270,000) is the amount we would be required to pay to terminate the swap agreements at June 30, 2001. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings is recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

      The functional currency for our Italy operation is the Euro. At June 30, 2001, long-term debt includes obligations of 62.7 million Euros ($57.4 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

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

Item 3.     Defaults Upon Senior Securities
-------------------------------
            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
-------------------------------
            Not applicable

Item 5.     Other Information
-------------------------------
            Not applicable

Item 6.     Exhibits and Reports on Form 8-K
-------------------------------

          (a)   Exhibits.


               1. Employment Agreement between Willard Matthew Duffield, Jr. and American Italian Pasta Company, effective February 12, 2001.

               2. Asset Purchase Agreement dated June 1, 2001, by and among Borden Foods Corporation, BFC Investments, L.P., BF Foods International Corporation and American Italian Pasta Company.

               3. Amendment No. 1, dated July 13, 2001 to Asset Purchase Agreement, dated June 1, 2001.

               4. Credit Agreement, dated July 16, 2001, among American Italian Pasta Company, various Financial Institutions, Firststar Bank, N.A., as Syndication Agent, Bank One, NA, as Documentation Agent, Credit Agricole Indosuez, Fleet National Bank, Keybank National Association, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, Wachovia Bank, N.A., and Wells Fargo Bank, N.A., as Co-Agents, and Bank of America N.A., as Administrative Agent, Bank of America Securities LLC, Sole Lead Arranger and Sole Book Manager.

               5. American Italian Pasta Company 2000 Equity Incentive Plan, as amended.


          (b) Reports on Form 8-K. We filed a Form 8-K on June 5, 2001 announcing that we entered into a Definitive Agreement to acquire seven regional pasta brands from Borden Foods.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company



August 13, 2001                   /S/ Timothy S. Webster
----------------------------      ------------------------------
Date                              Timothy S. Webster
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


August 13, 2001                   /S/ Warren B. Schmidgall
-------------------------         ------------------------------------
Date                              Warren B. Schmidgall
                                  Executive Vice President and Chief
                                  Financial Officer

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         ------------------------------------

10.1                Employment Agreement between Willard Matthew Duffield, Jr.
                    and American Italian Pasta Company, effective February 12, 2001.

10.2 Asset Purchase Agreement dated June 1, 2001, by and among Borden Foods Corporation, BFC Investments, L.P., BF Foods International Corporation and American Italian Pasta Company.

10.3 Amendment No. 1, dated July 13, 2001 to Asset Purchase Agreement, dated June 1, 2001.

10.4 Credit Agreement, dated July 16, 2001, among American Italian Pasta Company, various Financial Institutions, Firststar Bank, N.A., as Syndication Agent, Bank One, NA, as Documentation Agent, Credit Agricole Indosuez, Fleet National Bank, Keybank National Association, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, Wachovia Bank, N.A., and Wells Fargo Bank, N.A., as Co-Agents, and Bank of America N.A., as Administrative Agent, Bank of America Securities LLC, Sole Lead Arranger and Sole Book Manager.

10.5 American Italian Pasta Company 2000 Equity Incentive Plan, as amended.