Form 10-K
period 2001-09-28
AMERICAN ITALIAN PASTA CO
filed 2001-12-26
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended: September 28, 2001

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

     As of December 19, 2001 the aggregate market value of the Registrant's
Class A Convertible Common Stock held by non-affiliates (using the New York
Stock Exchange's closing price) was approximately $736,290,615.

     The number of shares outstanding as of December 19, 2001 of the
Registrant's Class A Convertible Common Stock was 17,776,442 and there were no shares outstanding of the Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual
Meeting of Stockholders are incorporated by reference into Part III of this
Report. The Definitive Proxy Statement will be filed no later than 120 days after September 28, 2001.

Introduction and Certain Cautionary Statements
----------------------------------------------

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

     We hold a number of federally registered and common law trademarks, which are used throughout this Annual Report. We have registered the following marks with the U.S. Patent and Trademark Office: AIPC, American Italian Pasta Company,
Pasta LaBella, Montalcino, Calabria and Heartland. In addition, as a result of the Mueller's acquisition and the purchase of the seven brands from Borden
Foods, (see "Recent Developments"), we now own several additional trademarks, including Mueller's, Anthony's, Globe/A-1, Luxury, Mrs. Grass, Pennsylvania
Dutch, R & F, and Ronco.

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

     We do not have supply contracts with a substantial number of our customers.
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

     The principal raw material in our products is durum wheat. Durum wheat is used almost exclusively in pasta production and is a narrowly traded, cash-only commodity crop. We attempt to minimize the effects of durum wheat cost fluctuations through forward purchase contracts and agreements with many of our customers that include durum cost adjustment provisions. Our commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on our profitability, but by doing so we may temporarily affect our ability to benefit from possible durum wheat cost decreases. The supply and price of durum wheat is subject to market conditions and is influenced by several factors beyond our control, including general economic conditions, natural disasters and weather conditions, competition, and governmental programs and regulations. The supply and cost of durum wheat may also be adversely affected by insects and plant diseases.

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

     We compete against numerous well-established national, regional and foreign companies, and many smaller companies in the procurement of raw materials, the development of new pasta products and product lines, the improvement and expansion of previously introduced pasta products and product lines and the production, marketing and distribution of pasta products. Some of our competitors have longer operating histories than we do, particularly in marketing and selling branded products. Our direct competitors include large multi-national companies such as New World Pasta LLC, regional U.S. producers of retail and institutional pasta such as Dakota Growers Pasta Co., a farmer-owned cooperative in North Dakota, Philadelphia Macaroni Co. Inc. and A. Zerega's
Sons, Inc., each an independent producer. We also compete with Italian producers such as De Cecco, and with Barilla, an Italian-owned company with manufacturing facilities in the U.S.

     Our competitive environment depends to a significant extent on the relationship between aggregate industry production capacity and aggregate market demand for pasta products. Increases in production capacity above market demand for pasta products could have a material adverse effect on our business, financial condition and results of operations. Over the past years, the North
American pasta production capacity has contracted. Borden completed the sale of its pasta business during 2001. AIPC bought seven Borden pasta brands, while New
World Pasta purchased the remainder of the Borden brands and all of the Borden manufacturing facilities. Subsequently, New World Pasta announced that it is closing three of its North American pasta manufacturing facilities.

AIPC management estimates the closing of these plants represents a 200 million pound reduction in the North American pasta production capacity.

     Several foreign producers, based principally in Italy and Turkey, aggressively targeted the U.S. pasta market in the mid-nineties. In 1996, a U.S.
Department of Commerce ("Commerce") investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, Commerce imposed anti-dumping and countervailing duties on Italian and Turkish imports (the "1996 Anti-dumping
Order"). The Anti-dumping Order was extended for five years through 2006. While such duties may enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there can be no assurance that the duties will be maintained for any length of time, or that these or other foreign producers will not sell competing products in the United
States at prices lower than ours. Bulk imported pasta, and pasta produced in the
U.S. by foreign firms, are generally not subject to such anti-dumping and countervailing duties. Foreign pasta producers generally may avoid such duties by importing bulk pasta into the United States and repackaging it in U.S.
facilities for distribution.

     In 2001 we commenced operations in Italy to produce pasta to sell in the
U.S. and in the United Kingdom and Europe. Competition in these international markets is also intense and comes primarily from major Italian pasta companies such as De Cecco and Barilla, and from scores of small, locally recognized producers. We have significantly more experience in U.S. markets that in
European markets; and there is no assurance we will be able to achieve a significant presence in those markets.

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

The purchase of the Mueller's pasta brand and the seven brands acquired from
Borden Foods moves us into the branded retail pasta business where we have relatively little experience.

     Our purchase of the Mueller's pasta brand and several pasta brands from
Borden Foods, significantly increased our branded retail market share, a market in which we have relatively little direct experience. Retail pasta sales are subject to intense competition, changes in consumer preferences, the effects of changing prices for raw materials and local economic conditions. The success of our branded business will be dependent upon our ability to manage the brand successfully (including implementing effective marketing and trade promotion programs), to anticipate and respond to new consumer trends, and to maintain key customer relationships in order to compete effectively with lower priced products in a consolidating environment.

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

     Durum wheat is shipped to our production facility in Missouri and South
Carolina directly from North Dakota, Montana and Canada under a long-term rail contract with our most significant rail carrier, the Canadian Pacific Rail
System. Under this agreement, we are obligated to transport specified wheat volumes and, in the event we do not, we must reimburse the carrier for certain of its costs. We also have a rail contract to ship semolina, milled and processed at the Missouri facility, to our South Carolina facility. An extended interruption in our ability to ship durum wheat by railroad to the Missouri plant, or semolina to our South Carolina facility, could have a material adverse affect on our business, financial condition and results of operations. For example, in 1994 we experienced a significant interruption in railroad shipments due to a railroad strike. While we would attempt to find alternative transportation if we were to experience another interruption due to a strike, or other event, such as a natural disaster, there can be no assurance that we would be able to do so in a timely and cost-effective manner.

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

     Although we have never been involved in a product liability lawsuit, the sale of food products for human consumption involves the risk of injury to consumers as a result of tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to
U.S. Food &Drug Administration inspection and regulations and we believe our facilities comply in all material respects with all applicable laws and regulations, there can be no assurance that we will not be subject to claims or lawsuits for injuries related to the consumption of our products. We maintain product liability insurance in an amount which we believe to be adequate.
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

Our business could be subject to technological obsolescence

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

Our international expansion efforts may not be successful

     We completed the building of a pasta-producing facility in Italy. Prior to opening this plant, we had no experience in operating or distributing products on an international basis. We cannot assure you that our international efforts will be successful. We expect to incur significant costs in:

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

o    a substantial portion of the Company's cash flow from operations may have to be dedicated to the payment of the principal of and interest on its indebtedness;

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

                                     PART I

ITEM 1.  BUSINESS.

General
-------

         American Italian Pasta Company is the largest producer and one of the fastest-growing marketers of dry pasta in North America. We commenced operations in 1988 with the North American introduction of new, highly-efficient durum wheat milling and pasta production technology. We believe that our singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enables us to produce high-quality pasta at costs below those of many of our competitors. We believe that the combination of our cost structure, the age of competitive production capacity and our key customer relationships create significant opportunities for continued growth. During the fiscal year ended September 30, 2001, we had revenue of $310.8 million and net income of $26.3 million.

         We produce more than 175 dry pasta shapes in vertically-integrated milling, production and distribution facilities, strategically located in
Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha, Wisconsin, and
Verolanuova, Italy. The construction of the Missouri plant in 1988 represented the first use in North America of a vertically-integrated, high-capacity pasta plant using Italian milling and pasta production technology. We believe that this plant continues to be among the most efficient and highly-automated pasta facilities in North America. The South Carolina plant, which commenced operations in 1995, produces only pasta shapes conducive to high-volume production and employs a highly-skilled, self-managed work force. We believe that the South Carolina plant is the most efficient retail pasta facility in
North America in terms of productivity and conversion cost per pound. The
Wisconsin plant, which commenced operations in 1999, produces industrial pasta for the ingredient business segment. We believe the Wisconsin plant is the only pasta production facility in North America which is singularly focused on serving the rapidly growing ingredient pasta segment. The Italy plant, which commenced operations in 2001, serves private label markets in continental Europe and the United States.

         The Company is incorporated in Delaware, our executive offices are located at 4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri 64116, and
our telephone number is (816)584-5000. Our web site is located at
http://www.aipc.com. Information contained in our web site is not a part of this
Annual Report.

Recent Developments
-------------------

         On November 13, 2001, we purchased the Mueller's pasta brand from
Bestfoods. Mueller's is one of the largest pasta brands in the United States, with particularly strong distribution in the eastern part of the country. The acquisition encompassed the trademarks and other intangibles associated with the brand, the customer accounts and relationships, and certain tangible assets, primarily inventory.

         Total consideration for the purchased assets, excluding approximately
$5.2 million paid for tangible assets, was approximately $38.2 million, consisting of $17.6 million in cash and 686,666 shares of common stock valued at
$30 per share.

         On July 16, 2001, we purchased seven pasta brands from Borden Foods for
$67.5 million, plus inventory, in a cash transaction. We acquired the
Anthony's®, Globe/A-1®, Luxury®, Mrs. Grass®, Pennsylvania Dutch®,
R&F® , and Ronco® brands, in addition to certain tangible assets. No manufacturing assets were included in the transaction.

         We have agreed to honor Borden's marketing commitments through
December, 2001; therefore, any major strategic changes to the business will not occur before the second quarter of our fiscal year 2002.

         The purchase price was allocated to the net tangible and intangible assets acquired based on estimated fair values at the acquisition date.

Products and Brands
-------------------

         Our product line, comprising over 2,800 stock-keeping units ("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, we produce pasta to our customers'
specifications. We make over 175 different shapes and sizes of pasta products in over 180 package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. We contract with third parties for the production of certain specialized pasta shapes, such as stuffing shells and manicotti, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than
1% of our total unit volume in fiscal period 2001.

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

         Our U.S. production facilities are inspected twice each year by the
American Institute of Baking ("AIB"), the leading United States baking, food processing and allied industries evaluation agency for sanitation and food safety. Our plants consistently achieve the AIB's highest "Superior" rating. We also implemented a comprehensive Hazard Analysis Critical Control Point
("HAACP") program in 1994 to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products. We believe that having an AIB rating of "Superior" and meeting HAACP standards have helped us attract new business and strengthen existing customer relationships.

         Our European production facility, more specific our Italian plant, is our first ISO 9002 certified production facility. Similar to the U.S., the facility is inspected by a European representative similar to AIB, EFSIS, one of the recognized European Food Safety Bodies. Our facility received the "Higher
Level" certification from EFSIS, the only European pasta plant to receive this accreditation. In addition, we have adopted the like HACCP and Food Safety
Programs consistent with the U.S. facilities.

Marketing and Distribution
--------------------------

         We actively sell and market our products through approximately 30 employees and approximately 45 food brokers and distributors throughout the
United States, Canada and Mexico. Our senior management is directly involved in the selling process in all customer markets. Our sales and marketing strategy is to provide superior quality, a complete product offering, distinctive packaging, marketing and promotional plans specifically tailored to the customers' needs, competitive pricing and superior customer service to attract new customers and grow existing customers' pasta sales. We have established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement with Sysco, the nation's largest marketer and distributor of food service products. We are also the primary supplier of pasta to Sam's Wholesale Club ("Sam's Club"), the largest club store chain in the
United States, and we supply private label and branded pasta to 16 of the 20 largest grocery retailers in the United States, including Kroger, Albertson's,
Ahold, Wal-Mart, Winn Dixie, Publix, Delhaize America, A & P, and H.E. Butt. We
also have long-term supply agreements with several private label customers, and have

developed supply relationships with leading food processors, such as
Pillsbury, General Mills and Kraft Foods, which use our pasta as an ingredient in their branded food products.

         Our product offering has expanded to offer "Made in Italy" pasta from our Italian facility. This facility serves both the North American and European markets with Private Label, Industrial and Food Service sectors.

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

         Our European  facility uses two public  warehouses to serve the European market  (located in the U.K. and Germany) and the U.S. distribution centers for our U.S. import business.

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
Durum wheat used in United States pasta production generally originates from
Canada, North Dakota, Montana, Arizona and California. Durum wheat used in
Europe generally originates from Italy, France, Spain, Canada, U.S., Greece and
Syria. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes which affect the quality and other characteristics of the semolina. We blend semolina from different wheat varieties as needed to meet customer specifications.

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

         Durum wheat is a cash crop whose average monthly market price fluctuates. Until February 1998 durum wheat did not have a related futures market to hedge against such price fluctuations. As of February 12, 1998, durum futures began trading on the Minneapolis grain exchange. Because in our view, these futures contracts have limited liquidity and other less desirable quality specifications we have not used them as a durum cost hedge. We manage our durum wheat cost risk through cost pass-through mechanisms and other arrangements with our customers and advance purchase contracts for durum wheat which are generally less than twelve months' duration. Long-term supply agreements and other customer arrangements which allow for the pass-through of durum wheat cost changes in certain circumstances represented approximately 80% of our total revenue base.

         Durum wheat is shipped to our production facilities in Missouri and
South Carolina directly from North Dakota, Montana and Canada under a long-term rail contract with our most significant rail carrier, the Canadian Pacific Rail
System. Under the agreement, we are obligated to transport specified wheat volumes. If we do not meet the volumes, we must reimburse the carrier for certain of its costs. Currently, we are in compliance with such volume obligations.

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

         In Europe, we purchase our semolina requirements from Italian mills to meet our specific quality and customer needs.

         We purchase our packaging supplies, including poly-cellophane, paperboard cartons, boxes and totes from third parties. We believe we have adequate sources of packaging supplies.

Trademarks and Patents
----------------------

         We hold a number of federally registered and common law trademarks which we consider to be of considerable value and importance to our business including: AIPC American Italian Pasta Company, American Italian, and Pasta
LaBella. The Company has registered the AIPC, American Italian Pasta Company,
Pasta LaBella, Montalcino, Calabria, Heartland and other trademarks with the
U.S. Patent and Trademark Office. Additionally, the Company has registered the proprietary flavoring process for Pasta LaBella flavored pasta. As a result of the Mueller's acquisition and the purchase of the seven brands from Borden Foods
(see "Recent Developments"), we now own several additional trademarks, including
Mueller's, Anthony's, Globe/A-1, Luxury, Mrs. Grass, Pennsylvania Dutch, R & F,
and Ronco.

Dependence on Major Customers
-----------------------------

         Historically, a limited number of customers have accounted for a substantial portion of our revenues. During the fiscal years ended September 30,
2001, 2000 and 1999, Sysco accounted for approximately 13%, 15% and 16%, respectively, and sales to Sam's Club accounted for approximately 6%, 12% and
13%, respectively, of our revenues. During fiscals 2000 and 1999, sales to
Bestfoods accounted for approximately 23% and 29% of our revenues.

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

        Our direct competitors include large multi-national companies such as New
World Pasta LLC, and regional U.S. producers of retail and institutional pasta such as Dakota Growers Pasta Co., Philadelphia Macaroni Co. Inc. and A. Zerega's
Sons, Inc., each an independent producer, and foreign companies such as Italian pasta producers De Cecco and Barilla. Barilla owns a plant in Iowa for its U.S.
production. We also compete against food processors such as Kraft Foods, General
Mills, Inc., American Home Food Products Corporation, Campbell Soup Company and
Stouffers Corp., that produce pasta internally as an ingredient for use in their food products. For sales in Europe, our Italian plant competes with Barilla and other small regional pasta producers.

         Our competitive environment depends to a significant extent on the aggregate industry capacity relative to aggregate demand for pasta products.
Over the past years, the North American pasta production capacity has contracted. Borden completed the sale of its pasta business during 2001. AIPC bought seven Borden pasta brands, while New World Pasta purchased the remainder of the Borden brands and all of the Borden manufacturing facilities.
Subsequently, New World Pasta announced that it is closing three of its North
American pasta manufacturing facilities. AIPC management estimates the closing of these plants represents a 200 million lb. reduction in the North American pasta production capacity.

         Several foreign producers, based principally in Italy and Turkey, aggressively targeted the U.S. pasta market in the mid-nineties. In 1996, a U.S.
Department of Commerce investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, the U.S. International Trade
Commission of the Department of Commerce ("Commerce"), imposed anti-dumping and countervailing duties on Italian and Turkish imports ("the 1996 Anti-dumping
Order"). The Anti-dumping Order was extended five years through 2006.
Accordingly, all Italian and Turkish producers, (including our Italian subsidiary), are assessed duties of 15% on U.S. imports, subject to review by
Department of Commerce. Once reviewed by Commerce, an importer's duties may increase or decrease depending on Commerce findings. Such duties enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. Bulk imported pasta and pasta produced in the U.S. by foreign firms are generally not subject to such anti-dumping and countervailing duties. Foreign pasta producers generally may avoid such duties by importing bulk pasta into the United States and repackaging it in U.S.
facilities for distribution. A leading branded Italian producer, Barilla, completed a pasta production plant in Ames, Iowa in 1999.

Pasta Industry and Markets
--------------------------

         Although we have some sales in the competitive European markets, the majority of all revenues in fiscal 2001 were for sales in North America.

         North American pasta consumption was between 4.0 to 4.5 billion pounds in 2001. The pasta industry consists of two primary customer markets: (i)
Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii) Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

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

         Customer Markets - Retail. New World Pasta, Barilla, and AIPC together represented a majority of the branded Retail market in 2001. New World Pasta, which primarily competes in the branded Retail market and whose retail brands include Ronzoni, San Giorgio, Skinner, American Beauty, and recently acquired
Prince and Creamette, is the industry's branded leader and sold 29.4 of the total pounds sold in the branded Retail market for the year ended September 30,
2001. Our acquisition of the Mueller's brand, the oldest and second largest pasta brand in the United States in fiscal 2001, increased our participation in the branded market. Additionally, our acquisition of the seven brands from
Borden Foods Corporation increased our level of participation in the branded market. In the past, we directly participated in the branded Retail market by producing and distributing Pasta LaBella flavored pasta and indirectly participated in such market by processing and distributing Mueller's brand pasta for Bestfoods in the fiscal year ended September 30, 2000.

         Between our first fiscal quarter of 1994 and the fourth fiscal quarter of 2001, sales of private label pasta products increased from 18.6% to 28.0% of the total pounds of pasta sold in the Retail market according to A.C. Nielsen.
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

Government Regulation; Environmental Matters
--------------------------------------------

         We are subject to various laws and regulations relating to the operation of our production facilities, the production, packaging, labeling and marketing of our products and pollution control, including air emissions, which are administered by federal, state, and other governmental agencies. Our production facilities are subject to inspection by the U.S. Food and Drug
Administration and Occupational Safety and Health Administration, and the
various state agencies.

Employees
---------

         As of September 30, 2001, we employed 535 full-time persons, of whom
109 were exempt, 44 salaried non-exempt, 171 manufacturing non-exempt, and 211 manufacturing hourly employees. Our U.S. employees are not represented by any labor unions. We consider our employee relations to be excellent.

ITEM 2.  PROPERTIES.

         Production Facilities. Our pasta production plants are located near
Kansas City in Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha,
Wisconsin, and Verolanuova, Italy. Our U.S. facilities are strategically located to support North American distribution of our products and benefit from the rail and interstate highway infrastructure. At September 30, 2001, our U.S.
facilities had combined annual milling and production capacity of approximately 900 million pounds of durum semolina and approximately 850 million pounds of pasta.

         Distribution Centers. We own the distribution center adjoining our
Missouri and Wisconsin plants and lease under a capital lease our distribution center in South Carolina. In addition, we lease space in public warehouses located in California, Missouri, and Illinois.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in our Definitive Proxy Statement which will be filed no later than 120 days after
September 30, 2001. All executive officers are elected annually and serve at the discretion of the Board of Directors. We have employment agreements with certain of our executive officers.

         The following table sets forth certain information about each of our executive officers as of September 30, 2001.

NAME                                AGE   POSITION
----                                ---   --------
Horst W. Schroeder.......           60      Chairman of the Board of Directors

Timothy S. Webster.......           39      President and Chief Executive Officer; Director

David E. Watson..........           46      Executive Vice President -
                                                     Operations - Corporate Development

David B. Potter..........           42      Executive Vice President -
                                                     Procurement and Industrial Markets

Warren B. Schmidgall.....           51      Executive Vice President and
                                                     Chief Financial Officer

Jerry H. Dear............           54      Executive Vice President -
                                            Store Brands, Wal*Mart, Special Channels

Keith A. Conard..........           40      Executive Vice President - Sales and Marketing

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

         Keith A. Conard joined us in September 2001 as Executive Vice President
- Sales and Marketing. Prior to joining AIPC, Mr. Conard worked at Borden Foods as Vice President of Sales and Customer Marketing and at Campbell Soup Company
in a variety of sales and marketing assignments.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Class A Convertible Common Stock, par value $0.001 per share (the
"common stock") is traded on the New York Stock Exchange under the symbol "PLB".

         The range of the high and low prices per share of the common stock for fiscal 2001 and 2000 was as follows:

                                                Year Ended                         Year Ended
                                            September 30, 2001                 September 30, 2000
                                          High              Low              High              Low
                                          ----              ---              ----              ---

First Quarter                           $29.4375         $17.9375         $31.125           $23.00
Second Quarter                          $36.25           $26.75           $31.625           $16.6875
Third Quarter                           $46.75           $31.00           $26.4375          $18.625
Fourth Quarter                          $48.15           $38.28           $22.00            $15.00

         As of December 10, 2001, there were 5,189 holders of the common stock.
No shares of the Company's Class B Convertible Common Stock, par value $0.001 per share (the "Class B common stock") are outstanding on the date of this
Annual Report.

         We have not declared or paid any dividends on our common stock to date and do not anticipate paying any such dividends in the foreseeable future. We intend to retain earnings for the foreseeable future to provide funds for the operation and expansion of our

business and for the repayment of indebtedness. Our current credit facility contains certain provisions which effectively limit the payment of dividends.
Future borrowing agreements may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions. We have no restricted retained earnings at September 30, 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected statement of income data for the fiscal years ended
September 30, 2001, 2000 and 1999 and the selected balance sheet data as of
September 30, 2001 and 2000 are derived from our Consolidated Financial
Statements including the Notes thereto audited by Ernst & Young LLP, independent auditors, appearing elsewhere in this Annual Report. The selected statement of income data for the fiscal years ended September 30, 1998 and 1997, and the selected balance sheet data as of September 30, 1999, 1998 and 1997, have been derived from our financial statements not included herein, which have been audited by Ernst &Young LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and
our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

                                                                                       FISCAL YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                 2001          2000          1999           1998           1997
                                                            ------------- ------------- ------------- -------------- --------------

                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
   STATEMENT OF INCOME DATA:
   Revenues                                                    $310,789      $248,795      $220,149       $189,390       $129,143
   Cost of goods sold                                           213,086       178,810       160,449        140,110         93,467
   Plant expansion costs(1)                                          --            --           130          1,606             --
                                                               --------      --------      --------       --------       --------
   Gross profit                                                  97,703        69,985        59,570         47,674         35,676
   Selling and marketing expense, including    product
   introduction costs (2)                                        31,844        16,065        14,855         12,984         13,664
   General and administrative expense                             9,278         6,263         5,580          4,948          3,766
   Provision for acquisition expenses (3)                         5,537            --            --             --             --
                                                               --------      --------      --------       --------       --------
   Operating profit                                              51,044        47,657        39,135         29,742         18,246
   Interest expense, net                                          8,491         4,777         2,098          1,539         10,119
                                                               --------      --------      --------       --------       --------
   Income before income tax expense and extraordinary
   loss                                                          42,553        42,880        37,037         28,203          8,127
   Income tax expense                                            14,680        15,426        13,519         10,557          3,070
   Extraordinary loss, net of income taxes (4)                  (1,543)            --            --        (2,332)             --
                                                               --------      --------      --------       --------       --------
   Net income                                                   $26,330       $27,454       $23,518        $15,314         $5,057
                                                                =======       =======       =======        =======         ======

   Net income per common share (basic):
      Before extraordinary item                                   $1.60         $1.53         $1.30          $1.03          $0.44
      Extraordinary item                                          (.09)            --            --         (0.14)             --
                                                               --------      --------      --------       --------       --------
      Total                                                       $1.51         $1.53         $1.30          $0.89          $0.44
                                                                =======       =======       =======        =======         ======
   Weighted average common shares outstanding                    17,404        17,895        18,108         17,223         11,466

   Net income per common share assuming dilution:
      Before extraordinary item                                   $1.53         $1.50         $1.26          $0.98          $0.42
      Extraordinary item                                          (.08)            --            --         (0.13)             --
                                                               --------      --------      --------       --------       --------
      Total                                                       $1.45         $1.50         $1.26          $0.85          $0.42
                                                                =======       =======       =======        =======         ======
   Weighted average common shares outstanding                    18,186        18,298        18,621         17,937         12,119

   BALANCE SHEET DATA
      (AT END OF PERIOD):
   Cash and temporary investments                                $5,284        $6,677        $3,088         $5,442         $2,724
   Working capital                                               53,781        46,941        29,222         23,242         12,188
   Current ratio                                                   221%          304%          212%            89%           181%
   Net property, plant & equipment                              339,162       311,668       266,124        205,607        125,234
   Total assets                                                 560,143       383,771       322,222        259,381        158,175
   Long-term debt, less current maturities                      236,783       138,502        81,467         48,519        100,137
   Stockholders' equity                                         245,192       198,404       201,730        176,784         42,984
   Total Debt/Total Capitalization                                  49%           41%           29%            22%            70%

         (1) Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, are reported as a separate line item in the statement of income.

         (2) Selling and marketing expense includes incremental product introduction costs, including payment of product placement or "slotting" fees, related to our launch of Pasta LaBella flavored pasta products into the U.S.
retail market. There were no such costs during the fiscal year ended September
30, 2001, 2000, 1999 and 1998. Product introduction costs were $2.9 million for the fiscal year ended September 30, 1997.

         (3) Provision for acquisition expenses include unusual incremental costs associated with the Mueller's brand acquisition ($1.8 million) and the acquisition of the seven brands from Borden Foods ($3.7 million).

         (4) Represents losses due to early extinguishment of long-term debt, net of income taxes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

Introduction and Certain Cautionary Statements
----------------------------------------------

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

         Our fiscal year end is the last Friday of September or the first Friday of October. This results in a 52- or 53-week year depending on the calendar. Our first three fiscal quarters end on the Friday last preceding December 31, March
31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Form 10-K, our fiscal years are described as having ended on
September 30. The 2001 and 2000 fiscal years were 52-week years.

Results of Operations
---------------------

         The following table sets forth certain data from our statements of income, expressed as a percentage of revenues, for each of the periods presented.

                                                                                      FISCAL YEARS ENDED
                                                                                        SEPTEMBER 30,

                                                                                2001         2000         1999
                                                                                ----         ----         ----

       Revenues:
          Retail                                                               71.9%        71.5%        72.8%
          Institutional                                                        28.1%        28.5%        27.2%
                                                                               ----         ----         ----
       Total revenues                                                         100.0%       100.0%       100.0%
                                                                              ------       ------       ------
       Cost of goods sold                                                       68.6         71.9         72.9
                                                                                ----         ----         ----

       Gross profit                                                             31.4         28.1         27.1

       Selling and marketing expense                                            10.2          6.5          6.8

       General and administrative expense                                        3.0          2.5          2.5
       Provision for acquisition expenses                                        1.8           --           --
                                                                                ----         ----         ----

       Operating profit                                                         16.4         19.1         17.8
       Interest expense, net                                                     2.7          1.9          1.0
       Income tax expense                                                        4.7          6.2          6.1
       Extraordinary loss, net of income tax                                     0.5           --           --
                                                                                ----         ----         ----

       Net income                                                               8.5%        11.0%        10.7%
                                                                                ====        =====        =====

         FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED
SEPTEMBER 30, 2000

         Revenues. Revenues increased $62.0 million, or 24.9%, to $310.8 million for the fiscal year ended September 30, 2001, from $248.8 million for the fiscal year ended September 30, 2000. The revenue increase was primarily due to volume growth of 16.0% over the prior year, and higher per unit selling prices primarily associated with the branded product line pasta acquisitions. Volume growth was led by private label (26.8%) and ingredient (35.4%). We expect increases in revenue in fiscal 2002 due to growth with existing customers, new customer accounts, and the acquisition of the seven brands from Borden Foods.

         Revenues for the Retail market increased $45.7 million, or 25.8%, to
$223.3 million for the fiscal year ended September 30, 2001, from $177.6 million for the fiscal year ended September 30, 2000. The increase primarily reflects volume growth of 10.4% over the prior year, and higher per unit selling prices associated with the branded product line pasta acquisitions.

         Revenues for the Institutional market increased $16.3 million, or
22.8%, to $87.5 million for the fiscal year ended September 30, 2001, from $71.2 million for the fiscal year ended September 30, 2000. This increase was primarily a result of volume growth of 17.4% over the prior year and higher average selling prices.

         Gross Profit. Gross profit increased $27.7 million, or 39.6%, to $97.7 million for the fiscal year ended September 30, 2001, from $70.0 million for the fiscal year ended September 30, 2000. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues increased to 31.4% for the fiscal year ended September
30, 2001 from 28.1% for the fiscal year ended September 30, 2000. The increase in gross profit as a percentage of revenues relates to incremental gross profit on branded products subsequent to the acquisitions. For the fiscal year 2002, we expect increases in gross profit and the gross profit percentage to continue as a result of the factors listed above.

         Selling and Marketing Expense. Selling and marketing expense increased
$15.8 million, or 98.2%, to $31.8 million for the fiscal year ended September
30, 2001, from $16.1 million reported for the fiscal year ended September 30,
2000. Selling and marketing expense as a percentage of revenues increased to
10.2% for the fiscal year ended September 30, 2001, from 6.5% for the comparable prior period. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the Mueller's acquisition. With the acquisitions of branded product lines from Bestfoods and Borden Foods, we expect marketing and selling expense to be significantly higher as a percent of sales than in prior periods.

         General and Administrative Expense. General and administrative expense increased $3.0 million, or 48.1%, to $9.3 million for the fiscal year ended
September 30, 2001, from $6.3 million reported for the comparable period last year. General and administrative expense as a percentage of revenues increased to 3.0% from 2.5%. The majority of the increase relates to personnel and intangible amortization costs associated with the Mueller's acquisition.

         Provision for Acquisition Expenses. The provision for acquisition expenses of $5.5 million for the year consisted of unusual incremental costs associated with the Mueller's brand acquisition ($1.8 million) and the acquisition of the seven brands from Borden Foods ($3.7 million).

         Operating Profit. Operating profit for the fiscal year ended September
30, 2001, was $51.0 million, an increase of 7.1% over the $47.7 million reported for the fiscal year ended September 30, 2000. Operating profit decreased as a percentage of revenues to 16.4% for the fiscal year ended September 30, 2001, from 19.1% for the fiscal year ended September 30, 2000, as a result of the factors discussed above. Excluding the $5.5 million charge for unusual incremental acquisition expenses, operating profit was $56.6 million, an $8.9 million or 18.7% increase over that reported in the prior year.

Operating profit as a percentage of net revenues, excluding the non-recurring charge, was 18.2% versus 19.1% in the prior year.

         Interest Expense. Interest expense for the fiscal year ended September
30, 2001, was $8.5 million, increasing 77.7% from the $4.8 million reported for the fiscal year ended September 30, 2000. The increase related to borrowings associated with the branded product line acquisitions, our stock repurchase program, and capital expenditures. These increases were partially offset by cash flow from operations.

         Income Tax. Income tax for the fiscal year ended September 30, 2001, was $14.7 million, decreasing $.7 million from the $15.4 million reported for the fiscal year ended September 30, 2000, and reflects effective income tax rates of approximately 34.5% and 36.0%, respectively.

         Extraordinary Item. During the year ended September 30, 2001, we incurred a $1.5 million (net of tax) extraordinary loss in conjunction with the
July 2001 extinguishment of our previous line of credit following our completion of a new $300 million credit agreement. There was no such item in the prior year.

         Net Income. Net income for the fiscal year ended September 30, 2001, was $26.3 million, decreasing from the $27.5 million reported for the fiscal year ended September 30, 2000. Excluding the impact of the $5.5 million charge for unusual incremental acquisition costs, net income for the year totaled $30.0 million, an increase of $2.5 million or 9.1% over the prior year. Net income per common share-assuming dilution was $1.45 in fiscal 2001 compared to $1.50 per share for the fiscal year ended September 30, 2000. Excluding the impact of the
$5.5 million charge for non-recurring acquisition costs and the extraordinary item, diluted earnings per common share was $1.73, and net income as a percentage of net revenue was 10.1% versus 11.0% in the prior year.

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
Selling and marketing expense as a percentage of revenues decreased to 6.5% for the fiscal year ended September 30, 2000, from 6.8% for the comparable prior period. As discussed above, certain promotional expenses were lower in the fiscal year 2000 period due to the modification of several private label customer programs.

         General and Administrative Expense. General and administrative expense increased $0.6 million, or 12.2%, to $6.3 million for the fiscal year ended
September 30, 2000, from $5.6 million reported for the comparable period last year, and remained at 2.5% as a percentage of revenue.

         Operating Profit. Operating profit for the fiscal year ended September
30, 2000, was $47.7 million, an increase of 21.8% over the $39.1 million reported for the fiscal year ended September 30, 1999. Operating profit increased as a percentage of revenues to 19.1% for the fiscal year ended
September 30, 2000, from 17.8% for the fiscal year ended September 30, 1999.

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

         Income Tax. Income tax for the fiscal year ended September 30, 2000, was $15.4 million, increasing $1.9 million from the $13.5 million reported for the fiscal year ended September 30, 1999, and reflects effective income tax rates of approximately 36.0% and 36.5%, respectively.

         Net Income. Net income for the fiscal year ended September 30, 2000, was $27.5 million, increasing from the $23.5 million reported for the fiscal year ended September

30, 1999. Net income per common share-assuming dilution was $1.50 in fiscal 2000 compared to $1.26 per share for the fiscal year ended September 30, 1999.

Liquidity and Capital Resources
-------------------------------

         Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled
$5.3 million and net working capital totaled $53.8 million at September 30,
2001. At September 30, 2000, cash and temporary cash investments totaled $6.7 million and working capital totaled $46.9 million. The $6.9 million increase in working capital in fiscal year 2001 was financed with the existing credit facility and cash generated by operations.

         Our net cash provided by operating activities totaled $44.2 million for the fiscal year ended September 30, 2001 compared to $38.9 million for the fiscal year ended September 30, 2000 and $38.0 million for the fiscal year ended
September 30, 1999. The increases are primarily related to increases in net income before non-cash charges, offset by volume- related increases in net working capital requirements.

         Cash flow used in investing activities principally relates to the purchase of the Mueller's pasta brand, the purchase of seven pasta brands from
Borden Foods and investments in production, distribution, milling and management information system assets. Capital expenditures, excluding acquisitions, were
$39.3 million for the fiscal year ended September 30, 2001, $57.7 million for the year ended September 30, 2000 and $74.0 million for the fiscal year ended
September 30, 1999.

         Net cash provided by financing activities was $91.7 million for the fiscal year ended September 30, 2001 compared to $21.1 million for the fiscal year ended September 30, 2000, and $33.7 million for the fiscal year ended
September 30 1999. The $91.7 million is primarily a result of $244.6 million proceeds from issuance of debt (net of $3.0 million deferred issuance costs)
offset by $152.6 million principal payment on debt and capital lease obligations. The $21.1 million is primarily a result of $57.3 million proceeds from issuance of debt, offset by $31.3 million used to purchase treasury stock.
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

         At September 30, 2001, the three-month LIBOR rate was 2.59%, the three-month Euribor rate was 3.656%, and our weighted average bank debt borrowing rate was 5.12%.

         We utilize interest rate swap agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such financial derivative contracts is to moderate the effect of fluctuations in interest rates and foreign exchange rates. We, as a matter of policy, do not speculate in financial markets and therefore do not hold these contracts for trading purposes. We utilize what are considered simple instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish our objectives.

         At this time, the current and projected borrowings under our credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We anticipate that any borrowings outstanding at that time will be satisfied with funds from operations or will be refinanced. We have no other material commitments.

         We believe that net cash provided by operating activities and net cash provided by financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Recently Issued Accounting Pronouncements
-----------------------------------------

         In October 2001, the Financial Accounting Standards Board (FASB) issued
Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets," which is effective for fiscal years beginning after December 15, 2001.
This new standard, when in effect, will supersede SFAS Statement No. 121,
"Accounting for the Impairment of Long-Lived Assets and for the Long-Lived
Assets to Be Disposed Of", providing one accounting model for the review of asset impairment. Statement No. 144 retains much of the recognition and measurement provisions of Statement No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS Statement No. 121, but these costs will continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated.

         Statement 144 will also supercede the section of the Accounting
Principles Board (APB) Opinion No. 30, which prescribes reporting for the effects of a disposal of a segment of a business. This statement retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity.

         In July 2001, the FASB issued Statement No. 143, "Accounting for Asset
Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred.
When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset.
This statement is effective for fiscal years beginning after June 15, 2002.

         In June 2001, the (FASB) issued Statement No. 141, "Business
Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".
Statement No. 141 supercedes APB Opinion No. 16, "Business Combinations", and
FASB Statement No. 28, "Accounting for Pre-acquisition Contingencies of
Purchased Enterprises". This statement requires accounting for all business combinations using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001 and as such, the Company's
July 2001 acquisition of certain Borden brands was accounted for in accordance with this statement. Statement No. 142 supercedes APB Opinion No. 17,
"Intangible Assets" and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of this statement October
1, 2001, intangibles acquired as a part of the Mueller's transaction will be deemed to have an indefinite life and amortization will no longer be incurred.
The Borden intangibles, consisting of trademarks and brand names are also deemed to have an indefinite life. All intangibles will be subject to periodic impairment testing and will be adjusted to fair value. This statement is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material impact.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $80 million outstanding at September 30, 2001. The estimated fair value of the interest rate swap agreements of $(429,000) is the amount we would be required to pay to terminate the swap agreements at September 30, 2001. If interest rates for our long-term debt under our credit facility had averaged 10%
more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $1.1 million for the year ended
September 30, 2001. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings is recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

         The functional currency for our Italy operation is the Euro. At
September 30, 2001, long-term debt includes obligations of 63.3 million Euros
($54.0 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY

               Index to Audited Consolidated Financial Statements

                                                                                Page
                                                                                ----
Report of Independent Auditors                                                    29

Consolidated Balance Sheets at September 30, 2001 and 2000                        30

Consolidated Statements of Income for the years ended
  September 30, 2001, 2000 and 1999                                               31

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 2001, 2000 and 1999                                               32

Consolidated Statements of Cash Flows for the years ended
  September 30, 2001, 2000 and 1999                                               33

Notes to Consolidated Financial Statements                                        34

                         Report of Independent Auditors

The Board of Directors
American Italian Pasta Company

         We have audited the accompanying consolidated balance sheets of
American Italian Pasta Company (the Company) as of September 30, 2001 and 2000,
and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of
American Italian Pasta Company at September 30, 2001 and 2000, and the
consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Kansas City, Missouri
October 31, 2001

                         AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Balance Sheets

                                                                                 September 30,           September 30,
                                                                                     2001                     2000
                                                                                     ----                     ----
                                                                                            (In thousands)
           Assets
           Current assets:
              Cash and temporary investments                                           $5,284                 $6,677
              Trade and other receivables                                              37,546                 27,479
              Prepaid expenses and deposits                                             8,024                  4,424
              Inventory                                                                43,866                 28,390
              Deferred income taxes (Note 3)                                            3,565                  2,989
                                                                                        -----                  -----
           Total current assets                                                        98,285                 69,959
           Property, plant and equipment:
              Land and improvements                                                     8,123                  7,159
              Buildings                                                                99,548                 85,157
              Plant and mill equipment                                                269,751                230,383
              Furniture, fixtures and equipment                                        10,957                 10,011
                                                                                        -----                  -----
                                                                                      388,379                332,710
              Accumulated depreciation                                               (80,453)               (64,769)
                                                                                     --------               --------
                                                                                      307,926                267,941
              Construction in progress                                                 31,236                 43,727
                                                                                       ------                 ------
           Total property, plant and equipment                                        339,162                311,668
           Intangible assets                                                          116,707                     --
           Other assets                                                                 5,989                  2,144
                                                                                        -----                  -----
           Total assets                                                              $560,143               $383,771
                                                                                     ========               ========

           Liabilities and stockholders' equity

           Current liabilities:
                Accounts payable                                                     $ 22,416               $ 12,261
                Accrued expenses                                                       19,652                  8,352
                Income tax payable                                                        877                    841
                Current maturities of long-term debt (Note 2)                           1,559                  1,564
                                                                                        -----                  -----
           Total current liabilities                                                   44,504                 23,018
           Long-term debt (Note 2)                                                    236,783                138,502
           Deferred income taxes (Note 3)                                              33,664                 23,847
           Commitments and contingencies (Note 4)
           Stockholders' equity: (Notes 6 & 10)
              Preferred stock, $.001 par value:
                    Authorized shares - 10,000,000                                         --                     --
                Class A common stock, $.001 par value:
                    Authorized shares - 75,000,000                                         19                     18
                Class B common stock, $.001 par value:
                     Authorized shares - 25,000,000                                        --                     --
                Additional paid-in capital                                            202,674                177,725
                Treasury stock                                                       (34,394)               (31,362)
                Notes receivable from officers                                           (61)                   (61)
                Unearned compensation                                                   (223)                     --
                Retained earnings                                                      80,563                 54,233
              Accumulated other comprehensive income (loss)                           (3,386)                (2,149)
                                                                                      -------                -------
           Total stockholders' equity                                                 245,192                198,404
                                                                                     --------                -------
           Total liabilities and stockholders' equity                                $560,143               $383,771
                                                                                     ========               ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                               Year ended          Year ended            Year ended
                                                             September 30,        September 30,        September 30,
                                                                  2001                2000                  1999
                                                                  ----                ----                  ----
                                                                      (In thousands, except per share amounts)
      Revenues (Note 5)                                          $310,789            $248,795              $220,149
      Cost of goods sold                                          213,086             178,810               160,579
                                                                  -------             -------               -------
      Gross profit                                                 97,703              69,985                59,570
      Selling and marketing expense                                31,844              16,065                14,855
      General and administrative expense                            9,278               6,263                 5,580
      Provision for acquisition expenses                            5,537                  --                    --
                                                                  -------             -------               -------                                                             ---    -----       ------     --       ------       --
      Operating profit                                             51,044              47,657                39,135
      Interest expense, net                                         8,491               4,777                 2,098
                                                                  -------             -------               -------
      Income before income tax expense and extraordinary
          item                                                     42,553              42,880                37,037
      Income tax expense (Note 3)                                  14,680              15,426                13,519
                                                                  -------             -------               -------
      Income before extraordinary item                             27,873              27,454                23,518
      Extraordinary item:
          Loss due to early extinguishment of long-term
          debt, net of income taxes                               (1,543)                  --                    --
                                                                  -------             -------               -------
      Net income                                                 $ 26,330            $ 27,454              $ 23,518
                                                                 ========            ========              ========

      Net income per common share:
      Before extraordinary item                                    $ 1.60              $ 1.53                $ 1.30
      Extraordinary item                                            (.09)                  --                    --
                                                                  -------             -------               -------
      Total                                                        $ 1.51              $ 1.53                $ 1.30
                                                                   ======              ======                ======

      Weighted-average common shares outstanding                   17,404              17,895                18,108
                                                                   ======              ======                ======

      Net income per common share assuming dilution:
      Before extraordinary item                                    $ 1.53              $ 1.50                $ 1.26
      Extraordinary item                                            (.08)                  --                    --
                                                                  -------             -------               -------
      Total                                                        $ 1.45              $ 1.50                $ 1.26
                                                                   ======              ======                ======

      Weighted-average common shares outstanding                   18,186              18,298                18,621
                                                                   ======              ======                ======

          See accompanying notes to consolidated financial statements.

                                               AMERICAN ITALIAN PASTA COMPANY

                                       Consolidated Statements of Stockholders' Equity

                                                                  Year ended         Year ended         Year ended
                                                                 September 30,      September 30,      September 30,
                                                                     2001               2000               1999
                                                               ------------------ ------------------ ------------------
                                                                                   (In thousands)

       Class A Common Shares
         Balance, beginning of year                                   18,363              18,177            18,087
         Issuance of shares of Class A Common stock to
           option holders & other issuances                              855                 186                90
                                                                         ---                 ---                --
         Balance, end of year                                         19,218              18,363            18,177
                                                                      ======              ======            ======

       Class A Common Stock
         Balance, beginning of year                                    $  18               $  18             $  18
         Issuance of shares of Class A Common stock to
           option holders &other issuances                                1                  --                --
                                                                          --                 ---               ---
         Balance, end of year                                          $  19               $  18             $  18
                                                                       =====               =====             =====

       Additional Paid-in Capital
         Balance, beginning of year                                $ 177,725           $ 175,030         $ 173,642
         Issuance of shares of Class A Common stock to
           option holders & other issuances                           24,949               2,695             1,388
                                                                      ------               -----             -----
         Balance, end of year                                      $ 202,674           $ 177,725         $ 175,030
                                                                   =========           =========         =========

       Treasury Stock
         Balance, beginning of year                                $(31,362)              $ (26)            $ (13)
         Purchase of treasury stock                                  (3,032)            (31,336)              (13)
                                                                     -------            --------              ----
         Balance, end of year                                      $(34,394)           $(31,362)            $ (26)
                                                                   =========           =========            ======

       Notes Receivable from Officers
         Balance, beginning of year                                   $ (61)              $ (71)           $ (124)
         Paydown of notes receivable from officers                         -                  10                53
                                                                          --                 ---               ---
         Balance, end of year                                         $ (61)              $ (61)            $ (71)
                                                                      ======              ======            ======

       Unearned Compensation
         Balance, beginning of year                                    $  --               $  --             $  --
         Issuance of common stock                                      (223)                  --                --
                                                                       -----                 ---               ---
         Balance, end of year                                        $ (223)               $  --             $  --
                                                                     =======               =====             =====

       Other Comprehensive Income (Loss)
         Balance, beginning of year                                $ (2,149)               $  --             $  --
         Interest rate swaps fair value adjustment                     (429)                  --                --
         Foreign currency translation adjustment                       (808)             (2,149)                --
                                                                       -----             -------                --
         Balance, end of year                                      $ (3,386)           $ (2,149)             $  --
                                                                   =========           =========             =====

       Retained Earnings
         Balance, beginning of year                                  $54,233             $26,779           $ 3,261
         Net income                                                   26,330              27,454            23,518
                                                                      ------              ------            ------
         Balance, end of year                                         80,563              54,233            26,779
                                                                      ------              ------            ------

       Total Stockholders' Equity                                  $ 245,192           $ 198,404         $ 201,730
                                                                   =========           =========         =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                         Year ended            Year ended              Year ended
                                                                        September 30,         September 30,           September 30,
                                                                            2001                  2000                    1999
                                                                            ----                  ----                    ----
                                                                                            (In thousands)
Operating activities:
Net income                                                                  $ 26,330                $ 27,454             $ 23,518
Adjustments to reconcile net income to net cash provided by
  operations:
     Depreciation and amortization                                            17,513                  15,906               13,701
     Deferred income tax expense                                               9,817                   8,958                8,384
     Extraordinary loss due to early extinguishment of long-term
       debt                                                                    1,543                      --                   --
Changes in operating assets and liabilities:
     Trade and other receivables                                            (11,479)                  (5,478)             (4,520)
     Prepaid expenses and deposits                                           (3,598)                    (472)             (2,216)
     Inventory                                                               (3,175)                  (3,180)               2,824
     Accounts payable and accrued expenses                                     7,984                  (3,635)               4,252
     Advance customer payments                                                    --                      --              (5,957)
     Income taxes                                                              1,977                   2,205              (1,214)
     Other                                                                   (2,665)                 (2,864)                (805)
                                                                             -------                 -------                -----
Net cash provided by operating activities                                     44,247                  38,894               37,967
Investing activities:
Purchase of Mueller's brand                                                 (23,816)                     --                    --
Purchase of seven brands from Borden Foods                                  (72,638)                     --                    --
Additions to property, plant and equipment                                  (39,275)                (57,706)             (73,980)
                                                                    -       --------       -        --------      -      --------
Net cash used in investing activities                                      (135,729)                 (57,706)            (73,980)
Financing activities:
Additions to deferred debt issuance costs                                    (3,034)                    (791)                  --
Proceeds from issuance of debt                                               247,593                  57,304               34,115
Principal payments on debt and capital lease obligations                   (152,598)                  (5,452)             (1,229)
Proceeds from issuance of common stock, net of issuance costs                  2,812                   1,330                  786
Purchases of treasury stock                                                  (3,032)                 (31,336)                (13)
Other                                                                             --                     10                    --
                                                                           ---------                 -------               ------
Net cash provided by financing activities                                     91,741                  21,065               33,659
Effect of exchange rate changes on cash                                      (1,652)                  1,336                   --
                                                                           ---------                 -------               ------
Net increase (decrease) in cash and temporary investments                    (1,393)                   3,589              (2,354)
Cash and temporary investments at beginning of year                            6,677                   3,088                5,442
                                                                           ---------                 -------               ------
Cash and temporary investments at end of year                                $ 5,284                $  6,677               $3,088
                                                                             =======                ========               ======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                   Notes to Consolidated Financial Statements
                               September 30, 2001

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

Fiscal Year End

         The Company's fiscal year ends on the last Friday of September or the first Friday of October, resulting in a 52- or 53-week year depending on the calendar. The Company's first three quarters end on the Friday last preceding
December 31, March 31 and June 30 or the first Friday of the following month of each quarter. For purposes of the financial statements and notes thereto, the
Company's fiscal year is described as having ended on September 30.

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

Risks and Uncertainties

         The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require collateral security when trade credit is granted to customers. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The allowance for doubtful accounts at September 30,
2001 and 2000 was $847,000 and $178,000, respectively. At September 30, 2001 and
2000, approximately 16% and 43%, respectively, of accounts receivable were due from three customers.

         Pasta is made from semolina milled from durum wheat, a class of hard amber wheat purchased by the Company from certain parts of the world. The
Company mills the wheat into semolina at both the Excelsior Springs and Columbia plants. Durum wheat is a narrowly traded commodity crop. The Company attempts to minimize the effect of durum wheat cost fluctuations through forward purchase contracts and raw material cost-based pricing agreements with many of its customers. The Company's commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on profitability, but also may temporarily affect the timing of the Company's ability to benefit from possible durum wheat cost decreases for such contracted quantities.

Derivative Instruments

         Financial Accounting Standards Board Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

         For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.
For derivative instruments that are designated and qualify as a cash flow hedge
(i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

      Cash Flow Hedging Strategy

         To protect against increases in the value of forecasted foreign currency cash outflows for the purchase of product from Italy for sale in the
United States, the Company has instituted a Euro cash flow hedging program. The
Company hedges portions of its forecasted purchases in Euros with forward contracts. If the dollar weakens against the Euro, the increased cost of future
Euro-denominated purchases is offset by gains in the value of the forward contracts designated as hedges. Conversely, if the dollar strengthens, the decreased cost of future Euro-denominated purchases is offset by losses in the value of the forward contracts.

         The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. Approximately 34% ($80 million) of the Company's outstanding short-term debt was designated as the hedged items to interest rate swap agreements at September 30, 2001.

         At September 30, 2001, the Company expects to reclassify ($167,000) of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and the payment of variable interest associated with the floating rate debt.

         Hedge of Net Investment in Foreign Operations

         The Company uses foreign denominated variable debt to protect the value of its investments in its foreign subsidiaries in Italy. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets.

         During the year ended September 30, 2001, the Company recognized
$1,094,000 of net gains (losses), included in the cumulative translation adjustment, related to the foreign denominated variable-rate debt.

Financial Instruments

         The carrying value of the Company's financial instruments, including cash and temporary investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets at
September 30, 2001 and 2000, approximates fair value. The estimated fair value of the interest rate swap agreement outstanding at September 30, 2001 of
($429,000) is the amount the Company would be required to pay to terminate the swap agreement at September 30, 2001.

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

                                                                      September 30, 2001       September 30, 2000
                                                                      ------------------       ------------------
                                                                                    (In thousands)
   Finished goods                                                            $33,134                $19,701
    Raw materials, packaging materials and  work-in-process                   10,732                  8,689
                                                                             -------                  -----
                                                                             $43,866                $28,390
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

         The Company capitalizes interest costs associated with the construction and installation of plant and equipment. During the years ended September 30,
2001, 2000 and 1999, approximately $2,567,000, $2,086,000 and $2,713,000, respectively, of interest cost was capitalized.

Intangible Assets

         During the fiscal year ended September 30, 2001, the Company acquired the Mueller's brand from Bestfoods, Inc. for $44.4 million, consisting of $23.8 million in cash and 686,666 shares of common stock valued at $30 per share. The purchase price was allocated to trademarks and brand name. These intangibles were assigned a life of forty years, and accordingly, the Company recognized approximately $1.0 million of amortization expense during the year ended
September 30, 2001. Effective October 1, 2001, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible
Assets, and assigned an indefinite life to trademarks and brand name and, as such, will no longer incur amortization expense related to these assets.

         In addition, during the fiscal year ended September 30, 2001, the
Company acquired seven pasta brands from Borden, Inc., including Anthony's&;,
Globe/A-1&;, Luxury®, Mrs. Grass®, Pennsylvania Dutch®, R&F, and
Ronco®. The purchase price in the Borden transaction was $72.6 million and has been preliminarily allocated to trademarks and brand name. The Company believes these assets have an indefinite life and, as the transaction occurred after July
1, 2001, is not amortizing the amounts, in accordance with SFAS No. 142,
Goodwill and Other Intangible Assets.

         The Company has obtained preliminary independent appraisals of the fair values of the acquired Borden brands. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

         Intangible assets are reviewed at least annually for impairment by comparing the Company's best estimate of fair value with the carrying amount of the intangible.

Other Assets

         Other assets consist of the following:

                                                                        September 30,              September 30,
                                                                            2001                        2000
                                                                            ----                        ----
                                                                                    (In thousands)

Package design costs                                                           $6,393                    $ 4,370
Deferred debt issuance costs                                                    3,034                        791
Other                                                                           1,414                      1,215
                                                                                -----                    -------
                                                                               10,841                      6,376
Accumulated amortization                                                       (4,852)                    (4,232)
                                                                               -------                   --------
                                                                               $5,989                    $ 2,144
                                                                               ======                    =======

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
Package design costs, net of accumulated amortization, were $2,573,000 and
$1,190,000 at September 30, 2001 and 2000, respectively.

Income Taxes

         The Company accounts for income taxes in accordance with the method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Shipping and Handling Costs

         Costs incurred related to shipping and handling are included in cost of goods sold in the Company's consolidated statements of income.

Net Income Per Common Share

         Net income per common share is calculated using the weighted-average number of common shares and, in the case of diluted net income per share, common equivalent shares, to the extent dilutive, outstanding during the periods.

         Dilutive securities, consisting of options (see Note 6), included in the calculation of diluted weighted average common shares were 782,000 shares in fiscal 2001, 403,000 shares in fiscal 2000 and 513,000 shares in fiscal 1999.

2.       Long-Term Debt

         On July 16, 2001, the Company secured a new five-year $300 million revolving credit facility to replace the Company's previous $190 million facility. The revolver includes a $100 million dual currency availability in
Euros or U.S. dollars to finance the Company's international business in Italy.
The credit facility matures on October 2, 2006. Available borrowings under the credit facility were $76,707,000 at September 30, 2001.

         The principal maturity terms of the new $300 million, long-term revolving credit facility are as follows:

                                                                      Amount                                 Date
                                                                 (in thousands)

         Scheduled Commitment Reduction                                $25,000                         October 1, 2002
         Scheduled Commitment Reduction                                 25,000                         October 1, 2003
         Scheduled Commitment Reduction                                 30,000                         October 1, 2004
         Scheduled Commitment Reduction                                 30,000                         October 1, 2005
         Final Maturity                                                190,000                         October 2, 2006
                                                                       -------
                                                                      $300,000
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

         In 2001, the Company redeemed, prior to scheduled maturities, $147.4 million of debt with interest rates ranging from 4.7% to 6.4%. This resulted in a $1.5 million after-tax extraordinary loss for the Company.

         Long-term debt consists of the following:

                                                                           September 30,              September 30,
                                                                               2001                        2000
                                                                                         (In thousands)
Term loans under credit facility                                                $223,722                 $123,458
Capital lease, 12-year term with three,
  five-year renewal options, at an
  imputed interest rate of 7.2%                                                    3,991                    4,333
Capital lease, 15-year term with three,
  five-year renewal options, at an
  imputed interest rate of 8.5%                                                    2,816                    3,024
Capital lease, 12-year term with three,
  five-year renewal options, at an
  imputed interest rate of 8.5%                                                    6,308                    6,661
Capital lease, eight-year term at
  an imputed interest rate of 8.5%                                                 1,037                    1,325
Other                                                                                468                    1,265
                                                                                 -------                 --------
                                                                                 238,342                  140,066
Less current portion                                                               1,559                    1,564
                                                                                 -------                 --------
                                                                                $236,783                 $138,502
                                                                                ========                 ========

         The Company's weighted average interest rates related to borrowings under the credit facility for the years ended September 30, 2001, 2000, and
1999, were as follows:

                                                                        2001                   2000                  1999
                                                                        ----                   ----                  ----

          Weighted-average interest rate                                6.04%                  6.6%                  6.8%

         Annual maturities of long-term debt and capital lease obligations for each of the next five years ended September 30, are as follows:

                                                                      Long-Term Debt       Capital Leases and
         Year                                                                                     Other                 Total
                                                                                           (In thousands)
         2002                                                                  $ --               $ 2,689
         2003                                                                    --                 2,860
         2004                                                                 3,293                 2,069
         2005                                                                30,000                 2,015
         2006                                                                    --                 2,006
         Thereafter                                                         190,000                 8,769
                                                                            -------                 -----
                                                                            223,293                20,408                $243,701
         Less imputed interest                                                   --                5,788                    5,788
                                                                            -------                ------         ---       -----
         Present value of net minimum payments                              223,293                14,620                 237,913
         Less current portion                                                    --                 1,559                   1,559
                                                                           --------                 -----         ---       -----
         Long-term obligations                                             $223,293               $13,061                $236,354
                                                                           ========               =======                ========

         The revolving credit facility contains various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, and the Company's ability to enter into certain contractual arrangements. The Company was in compliance with the restrictive covenants as of
September 30, 2001. The facility is unsecured.

         The Company leases certain assets under capital lease agreements. At
September 30, 2001 and 2000, the cost of these assets was $20,202,000 and
$20,010,000, respectively, and related accumulated amortization was $3,897,000 and $3,244,000, respectively.

3.       Income Taxes

         The Company has AMT credit carryforwards of $9,537,000 and $11,189,000 at September 30, 2001 and 2000, respectively, with no expiration date.
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

                                                                                      September 30,         September 30,
                                                                                          2001                  2000
                                                                                          ----                  ----
                                                                                                (In thousands)
Deferred tax assets:
      Net operating loss carryforwards                                                       $  --                 $1,161
      Missouri Expansion Credits                                                                --                    250
      AMT credit carryforward                                                                9,537                 11,189
      Inventory valuation                                                                    2,176                  1,364
      Other                                                                                  1,157                    712
                                                                                             -----                 ------
Total deferred tax assets                                                                   12,870                 14,676
Deferred tax liabilities:
      Book basis of tangible assets greater than tax                                        40,454                 35,534
      Book basis of intangible assets greater than tax                                       2,515                     --
                                                                                             -----                 ------
Total deferred tax liabilities                                                              42,969                 35,534
                                                                                             -----                 ------
Net deferred tax liabilities                                                              $(30,099)              $(20,858)
                                                                                          =========              =========

Significant components of the provision for income taxes are as follows:

                                                               Year ended                 Year ended          Year ended
                                                              September 30,             September 30,        September 30,
                                                                  2001                       2000                1999
                                                                  ----                       ----                ----
                                                                                    (In thousands)
Current income tax expense                                         $ 5,098                $ 6,468             $ 5,135
Deferred tax expense                                                 9,582                  8,958               8,384
                                                                     -----                  -----               -----
Total income tax expense                                           $14,680                $15,426             $13,519
                                                                   =======                =======             =======

         The reconciliation of income tax computed at the U.S. statutory tax rate to income tax expense is as follows:

                                                          Year ended              Year ended                Year ended
                                                         September 30,           September 30,             September 30,
                                                             2001                    2000                      1999
                                                             ----                    ----                      ----
                                                                            (In thousands)
Income before income taxes                                  $42,553                $42,880                  $37,037
U.S. statutory tax rate                                       x 35%                   x 35%                    x 35%
                                                             ------                  -----                    -----
Federal income tax expense
  at U.S. statutory rate                                     14,893                 15,008                   12,963
State income tax expense,
  net of federal tax effect                                     261                    643                      741
Foreign tax rate differences                                  (308)                     --                       --
Other, net                                                    (166)                  (225)                    (185)
                                                              -----                  -----                    -----
Total income tax expense                                    $14,680                $15,426                  $13,519
                                                            =======                =======                  =======

 Income tax benefit allocated to other items was as follows:

                                                                 Year ended             Year ended               Year ended
                                                                September 30,          September 30,            September 30,
                                                                    2001                   2000                     1999
                                                                    ----                   ----                     ----
                                                                                       (In thousands)
Extraordinary item                                                 $(812)                   $ --                   $ --

Stock option arrangements (1)                                       (917)                  (1,363)                  (655)

 (1) This amount has been recorded directly to "Additional Paid-In Capital".

4.       Commitments and Contingencies

         The Company had durum wheat purchase commitments totaling approximately
$24 million and $7 million at September 30, 2001 and 2000, respectively.

         Under an agreement with its predominant rail carrier, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at
September 30, 2001.

5.       Major Customers

         Sales to a certain customer during the years ended September 30, 2001,
2000 and 1999 represented 13%, 15% and 16% of revenues, respectively. Sales to a second customer during the years ended September 30, 2001, 2000 and 1999 represented 6%, 12% and 13% of revenues, respectively. Sales to a third customer during fiscal 2000 and 1999 were 23% and 29% of revenues, respectively. With the
Company's acquisition of the Mueller's brand on November 14, 2000, the Company no longer has revenues arising from transactions with this major customer.

6.       Stock Option Plan

         In October 1992, a stock option plan was established that authorizes the granting of options to purchase up to 1,201,880 shares of the Company's common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. In October 1997, a third stock option plan was established that authorizes the granting of options to purchase up to 2,000,000 shares of the Company's common stock by certain officers and key employees. In December 2000, a fourth stock option plan was established that authorizes the granting of options to purchase up to 1,000,000 shares of the Company's common stock by certain officers and key employees. The stock options expire 10 years from the date of grant and become exercisable over the next three to five years in varying amounts depending on the terms of the individual option agreements.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.5%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .358 for fiscal 2001, .483 for fiscal 2000 and .507 for fiscal 1999;
and a weighted-average expected life of the option of one to five years.
                                                                                                                --------

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

                                                   2001          2000         1999
                                                   ----          ----         ----

Pro forma net income                            $23,924       $25,543      $22,325
Pro forma earnings per share:
   Basic                                          $1.37         $1.43        $1.24
   Diluted                                        $1.32         $1.40        $1.20

         A summary of the Company's stock option activity, and related information is as follows:

                                                                                                          Weighted
                                                                                                          Average
                                                                                    Option Price          Exercise
                                                        Number of Shares             Per Share             Price            Exercisable
                                                        ----------------             ---------             -----            -----------

Outstanding at September 30, 1998                            1,922,305               $4.92-$30.00         $14.14             626,985
     Exercised                                                 (83,533)              $4.92-$18.00          $6.72
     Granted                                                   147,416             $22.50-$27.875         $24.32
     Canceled/Expired                                          (41,480)             $12.23-$27.56         $22.18
                                                               -------
Outstanding at September 30, 1999                            1,944,708               $4.92-$30.00         $15.06            1,044,066
     Exercised                                                (178,508)              $4.92-$25.00          $6.66
     Granted                                                   863,697             $16.375-$25.00         $22.29
     Canceled/Expired                                          (41,373)            $12.23-$27.875         $23.87
                                                               -------
Outstanding at September 30, 2000                            2,588,524               $4.92-$30.00         $17.91            1,445,693
     Exercised                                                (139,369)              $4.92-$32.00         $18.22
     Granted                                                   204,900             $18.375-$45.30         $36.04
     Canceled/Expired                                         (23,191)              $18.00-$26.75         $24.42
                                                             ---------
Outstanding at September 30, 2001                            2,630,864               $4.92-$45.30         $19.25            1,679,454
                                                             =========

         The following table summarizes outstanding and exercisable options at
September 30, 2001:

                                                      Options Outstanding                          Options Exercisable
                                                      -------------------                          -------------------
                                               Number            Weighted Average         Number           Weighted Average
Exercise Prices                              Outstanding          Exercise Price        Exercisable         Exercise Price
---------------                              -----------         ---------------        -----------         --------------
$  4.92                                          142,396              $ 4.92                142,396              $ 4.92
$  7.02                                          169,244              $ 7.02                169,244              $ 7.02
$ 12.23                                          257,140             $ 12.23                257,140              $12.23
$ 16.375-16.625                                   46,000             $ 16.57                 10,000             $16.575
$ 18.00-18.50                                  1,159,448             $ 18.11                815,973              $18.11
$ 22.50-26.50                                    599,986             $ 24.73                265,051              $24.94
$ 26.69-30.00                                    118,750             $ 28.66                 19,650              $28.99
$31.30-35.35                                       6,900             $ 33.53                     --                  --
$39.30-$45.30                                    131,000             $ 40.98                     --                  --

7.       Employee Benefit Plans

         The Company has a defined contribution plan organized under Section
401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company will match 50% of the employee contributions up to a maximum employee contribution of
6% of the employee's salary and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $976,000, $450,000, and $380,000 for the years ended September
30, 2001, 2000 and 1999, respectively.

         The Company sponsors an Employee Stock Purchase Plan (ESPP) which offers all employees the election to purchase AIPC common stock at a price equal to 90% of the market value on the first or last day of the calendar quarter, whichever is less. At September 30, 2001, 2000, and 1999, authorized shares under this plan were 50,000.

8.    Supplemental Cash Flow Information
                                                            Year ended
                                                           September 30,     Year ended September 30,  Year ended September 30,
                                                              2001                         2000                       1999
                                                              ----                         ----                       ----
                                                                                  (In thousands)
Supplemental disclosure of cash flow information:
     Cash paid for interest                                  $ 10,158                     $ 6,389                   $ 4,942
                                                             ========                     =======                   =======
     Cash paid for income taxes                               $ 2,992                     $ 4,462                   $ 5,944
                                                              =======                     =======                   =======
     Warehouse acquired in
       exchange for capital lease                              $ --                       $ 6,800                    $ --
                                                               ====                       =======                    ====
     Mueller's brand acquired in   exchange for
     common stock                                            $ 20,600                      $ --                      $ --
                                                             ========                      ====                      ====

9.       Stock Repurchase Plan

         On March 20, 2000, the Company's Board of Directors authorized up to
$25 million to implement a common stock repurchase program of up to one million shares during the next twelve months.

         On July 14, 2000, the Company's Board of Directors authorized an increase to its share repurchase programs to cover a total of 1.5 million shares, and allocated an additional $10 million to make these purchases.

         During the years ended September 30, 2001 and 2000, the Company purchased 154,849 shares for $3,032,000, at $19.58 per share, and 1,500,000 shares, for approximately $31,336,000, at prices ranging from $16.57 to $25.94 per share. Total shares held in treasury as of September 30, 2001 and 2000, were
1,654,981 and 1,500,132, respectively.

10.      Notes Receivable from Officers

         In April 1997, certain officers of the Company acquired 42,366 shares of common stock. At the same time, the Company loaned these officers $298,000, of which $61,000 remains outstanding at September 30, 2001. The loans which were evidenced by promissory notes are payable in equal installments over three years commencing upon termination of certain transfer restrictions applicable to such shares under the Stockholders Agreement, not later than December 31, 1998. The notes are collateralized by the pledge of shares of common stock of the Company, may be prepaid in part or in full without notice or penalty and bear interest at the applicable federal rate in effect on the first day of each quarter. These loans are classified as a reduction to stockholders' equity in the accompanying consolidated balance sheet at September 30, 2001 and 2000.

11.      Board of Directors Remuneration Policy

         The Company provides outside directors with an annual retainer amount in common stock equal to $15,000 per director. The issuance is in lieu of a cash payment and occurs immediately following the annual meeting of the stockholders.
These shares are not registered and are restricted for a twelve-month period.

12.      Unearned Compensation

         In September 2001, the Company issued 5,504 shares of restricted stock to certain officers of the Company. The Company recorded the fair value of the awards at the market price on the grant date. The value of the awards was recorded as unearned compensation. The awards contained a cliff vesting provision and therefore expense will be recognized on a straight-line basis over the vesting period. The unearned compensation is classified as a reduction to stockholder's equity in the accompanying consolidated balance sheet at September
30, 2001.

13.      Quarterly Financial Data - Unaudited

   (In thousands, except per share data)

                                                                                  First               Second              Third              Fourth
                                                                                 Quarter              Quarter            Quarter             Quarter
                                                                                 -------              -------            -------             -------
                       Year ended September 30, 2001
                            Revenues                                             $ 66,404           $ 75,030            $ 77,300            $ 92,055
                            Gross profit                                           19,090             23,388              25,282              29,943
                            Operating profit                                        9,541             13,804              15,134              12,566
                            Net income                                              5,249              7,690               8,491               4,901
                            Basic net income per
                                common share                                         0.31               0.44                0.49                0.28
                            Net income per common share
                                --assuming dilution                                  0.30               0.42                0.46                0.27

                       Year ended September 30, 2000
                            Revenues                                             $ 59,141           $ 63,965            $ 60,622            $ 65,067
                            Gross profit                                           16,054             18,066              17,713              18,152
                            Operating profit                                       10,692             11,991              12,402              12,572
                            Net income                                              6,010              6,915               7,260               7,269
                            Basic net income per                                     0.33               0.38                0.40                0.42
                                common share
                            Net income per common share
                                --assuming dilution                                  0.32               0.37                0.40                0.42

         The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         AIPC has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General
Instruction G(3) to Form 10-K. AIPC's definitive proxy statement for the 2001 annual meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after September 28, 2001.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth in response to Item 403 of Regulation S-K under the heading "Stock Owned Beneficially by Directors, Nominees and Certain
Executive Officers" in our Definitive Proxy Statement is hereby incorporated by reference in response to this Item 12.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following items are filed as a part of the report:

               1.   The Company's consolidated financial statements prepared in accordance with Regulation S-X, including the consolidated statements of income, cash flows and stockholders' equity
                    for the three fiscal periods September 30, 2001, September
                    30, 2000 and September 30, 1999 and the consolidated balance sheets as of September 30, 2001 and 2000, and related notes and the independent auditor's report thereon are included
                    under Item 8 of this Annual Report.

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

                  None.

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

                                      AMERICAN ITALIAN PASTA COMPANY

                                      By:  /s/ Timothy S. Webster
                                          --------------------------------------
                                          Timothy S. Webster
                                          President and Chief Executive Officer

Date December 19, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

                        POWER OF ATTORNEY AND SIGNATURES

         Each of the undersigned hereby severally constitute and appoint Timothy
S. Webster and Warren B. Schmidgall, and each of them singly, with power of substitution and resubstitution, as his true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicted below, all amendments to this Annual Report on Form 10-K and generally to do all things in our names and on our behalf in such capacities to enable American Italian Pasta Company to comply with the provisions of the
Securities Exchange Act of 1934, and all requirements of the Securities and
Exchange Commission with respect to this Annual Report on Form 10-K.

/s/ Horst W. Schroeder                         Chairman of the                          December 19, 2001
--------------------------------------------   Board of Directors

/s/ Timothy S. Webster                         President, Chief                         December 19, 2001
--------------------------------------------   Executive Officer
                                               and Director
                                               (Principal Executive Officer)

/s/ Warren B. Schmidgall                       Executive Vice                           December 19, 2001
--------------------------------------------   President-Chief Financial Officer,
                                               (Principal Financial and Accounting
                                                Officer)

/s/ Robert H. Niehaus                          Director                                 December 19, 2001
--------------------------------------------

/s/ Richard C. Thompson                        Director                                 December 19, 2001
--------------------------------------------

/s/ Jonathan E. Baum                           Director                                 December 19, 2001
--------------------------------------------

/s/ Tim M. Pollak                              Director                                 December 19, 2001
--------------------------------------------

/s/ Mark C. Demetree                           Director                                 December 19, 2001
--------------------------------------------

/s/ William R. Patterson                       Director                                 December 19, 2001
--------------------------------------------

/s/ John P. O'Brien                            Director                                 December 19, 2001
--------------------------------------------

/s/ James A. Heeter                            Director                                 December 19, 2001
--------------------------------------------

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

                    4.8  Credit Agreement, dated July 16, 2001, among American
                         Italian Pasta Company, Financial Institutions, Firstar
                         Bank, N.A., as Syndication Agent, Bank One, NA, as
                         Documentation Agent, Credit Agricole Indosuez, Fleet
                         National Bank, Keybank National Association,
                         Cooperative Centrale Raiffeisen-Boerenleenbank B.A.,
                         "Rabobank Nederland", New York Branch, Wachovia Bank,
                         N.A., and Wells Fargo Bank, N.A., as Co-Agents, and
                         Bank of America, N.A., as Administrative Agent, Bank of
                         America Securities LLC, Sole Lead Arranger and Sole
                         Book Manager, which is attached as Exhibit 10.4 to the
                         Company's quarterly report dated August 13, 2001

                         on Form 10-Q (Commission File No. 001-13403), is
                         incorporated by reference herein as Exhibit 4.8.

                    4.9  Shareholders Rights Agreement, dated December 3, 1998, between American Italian Pasta Company and UMB Bank,
                         N.A. as Rights Agent, which is attached as Exhibit 1 to
                         the Company's Registration Statement dated December 14,
                         1998 on Form 8-A12B (Commission File No. 001-13403), is
                         incorporated by reference herein as Exhibit 4.9.

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

                    10.4 N/A

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

                    10.8.1 N/A

                    10.8.2 N/A

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
                         herein as Exhibit 10.11.

                    10.12 Employment Agreement between Willard Matthew Duffield,
                         Jr. and American Italian Pasta Company, effective
                         February 12, 2001, which is attached as Exhibit 10.1 to
                         the company's quarterly report dated August 13, 2001 on
                         Form 10-Q (Commission File No. 001-13403), is
                         incorporated by reference herein as Exhibit 10.12.

                    10.13 Employment Agreement between Walter George and
                         American Italian Pasta Company, effective February 1,
                         2001.

                    10.14 American Italian Pasta Company 1992 Stock Option Plan,
                         which is attached as Exhibit 10.10 to the IPO
                         Registration Statement, is incorporated by reference
                         herein as Exhibit 10.14.

                    10.15 American Italian Pasta Company 1993 Non-Qualified
                         Stock Option Plan, which is attached as Exhibit 10.11
                         to the IPO Registration Statement, is incorporated by
                         reference herein as Exhibit 10.15.

                    10.16 1996 Salaried Bonus Plan, which is attached as Exhibit
                         10.13 to the IPO Registration Statement, is
                         incorporated by reference herein as Exhibit 10.16.

                    10.17.1 1997 Equity Incentive Plan, which is attached as
                         Exhibit 10.14 to the IPO Registration Statement, is
                         incorporated by reference herein as Exhibit 10.17.1.

                    10.17.2 First amendment to 1997 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's July 31,
                         1998 Form 10-Q (Commission file no. 001-13403), is
                         incorporated by reference here in as Exhibit 10.17.2.

                    10.17.3 American Italian Pasta Company 2000 Equity Incentive
                         Plan, as amended, which is attached as Exhibit 10.5 to
                         the Company's quarterly report dated August 13, 2001 on
                         Form 10-Q (Commission File No. 001-13403), is
                         incorporated by reference herein as Exhibit 10.17.3.

                    10.18 Product Supply and Pasta Production Cooperation
                         Agreement dated May 7, 1998 between the Registrant and
                         Harvest States Cooperatives which is attached as
                         Exhibit 10.2 to the Company's July 31, 1998 Form 10-Q

                         Commission file no. 001-13403), is incorporated by
                         reference herein as Exhibit 10.18.

                    10.19 Asset Purchase Agreement dated October 4, 2000 by and between American Italian Pasta Company and Bestfoods
                         for American Italian Pasta Company to purchaser
                         Mueller's brand of pasta, which is attached as Exhibit
                         2.1 to the Company's Current Report dated January 5,
                         2001 on Form 8-K (Commission File No. 001-13403), is
                         incorporated by reference herein as Exhibit 10.19.

                    10.20 Asset Purchase Agreement dated June 1, 2001, by and
                         among Borden Foods Corporation, BFC Investments, L.P.,
                         BF Foods International Corporation and American Italian
                         Pasta Company, which is attached as Exhibit 10.2 to the
                         Company's quarterly report dated August 13, 2001 on
                         Form 10-Q (Commission File No. 001-13403), is
                         incorporated by reference herein as Exhibit 10.20.

                    10.21 Amendment No. 1, dated July 13, 2001 to Asset Purchase
                         Agreement, dated June 1, 2001 which is attached as
                         Exhibit 10.3 to the Company's quarterly report dated
                         August 13, 2001 on Form 10-Q (Commission File No.
                         001-13403), is incorporated by reference herein as
                         Exhibit 10.21.

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

(23)              Consent of Ernst & Young LLP

(24)              Power of Attorney

                  The power of attorney is set forth on the signature
                  page of this Annual Report.

(99)              Additional Exhibits

                  Not applicable.

Exhibit 21

List of Subsidiaries

American Italian Pasta Company

AIPC Wisconsin, Limited Partnership

AIPC Sales Co.

IAPC UK Limited

IAPC Holding UK Limited

IAPC Italia S.r.l.

IAPC BV

IAPC CV

AIPC Finance, Inc.

AIPC South Carolina, Inc.

AIPC Missouri, LLC

