Form 10-Q
period 2001-12-28
AMERICAN ITALIAN PASTA CO
filed 2002-02-08
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the period ended:   December 28, 2001

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

                                 Not Applicable
-----------------------------------------------------------------------------------------------------------------

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

     The number of shares outstanding as of February 7, 2002 of the Registrant's
Class A Convertible Common Stock was 17,788,831 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                         Quarter Ended December 28, 2001

                                Table of Contents

Part I - Financial Information                                                  Page

         Item 1.           Consolidated Financial Statements (unaudited)

                           Consolidated Balance Sheets at December 31, 2001
                           and September 30, 2001.                                3

                           Consolidated Statements of Income for the three
                           months ended December 31, 2001 and 2000.               4

                           Consolidated Statement of Stockholders' Equity
                           for the three months ended December 31, 2001.          5

                           Consolidated Statements of Cash Flows for the
                           three months ended December 31, 2001 and 2000.         6

                           Notes to Consolidated Financial Statements             7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations          9

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                           12

Part II - Other Information

         Item 1.           Legal Proceedings                                     12

         Item 2.           Changes in Securities                                 12

         Item 3.           Defaults Upon Senior Securities                       12

         Item 4.           Submission of Matters to a Vote of Security Holders   12

         Item 5.           Other Information                                     12

         Item 6.           Exhibits and Reports on Form 8-K                      12

Signature Page                                                                   13

                         AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Balance Sheets

                                                                  December 31,          September 30,
                                                                     2001                   2001
                                                                     ----                   ----
                                                                           (In thousands)
Assets                                                                       (Unaudited)
Current assets:
   Cash and temporary investments                                   $ 5,816                   $5,284
   Trade and other receivables                                       36,927                   37,546
   Prepaid expenses and deposits                                      8,194                    8,024
   Inventory                                                         45,345                   43,866
   Deferred income taxes                                              2,955                    3,565
                                                                      -----                    -----
Total current assets                                                 99,237                   98,285
Property, plant and equipment:
     Land and improvements                                            9,929                    8,123
   Buildings                                                        101,371                   99,548
     Plant and mill equipment                                       270,380                  269,751
   Furniture, fixtures and equipment                                 13,935                   10,957
                                                                     ------                   ------
                                                                    395,615                  388,379
     Accumulated depreciation                                       (84,908)                 (80,453)
                                                                    -------                  -------
                                                                    310,707                  307,926
     Construction in progress                                        36,300                   31,236
                                                                     ------                   ------
Total property, plant and equipment                                 347,007                  339,162
Intangible assets                                                   116,972                  116,707
Other assets                                                          5,992                    5,989
                                                                      -----                    -----
Total assets                                                       $569,208                 $560,143
                                                                   ========                 ========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                              $ 18,447                 $ 22,416
     Accrued expenses                                                20,620                   19,652
     Income tax payable                                                 775                      877
     Current maturities of long-term debt                             1,509                    1,559
                                                                      -----                    -----
Total current liabilities                                            41,351                   44,504
Long-term debt                                                      235,064                  236,783
Deferred income taxes                                                35,084                   33,664
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                  --                       --
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                  19                       19
     Class B common stock, $.001 par value:
          Authorized shares - 25,000,000                                 --                       --
     Additional paid-in capital                                     206,779                  202,674
     Treasury stock                                                 (34,394)                 (34,394)
     Notes receivable from officers                                     (61)                     (61)
     Unearned compensation                                             (198)                    (223)
     Retained earnings                                               89,415                   80,563
   Accumulated other comprehensive income  (loss)                    (3,851)                  (3,386)
                                                                    -------                   ------
Total stockholders' equity                                          257,709                  245,192
                                                                    -------                  -------
Total liabilities and stockholders' equity                         $569,208                 $560,143
                                                                   ========                 ========

                  See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                     Three Months Ended
                                                        December 31,
                                                        2001      2000
                                                     -------   -------
                                                        (In thousands)
                                                          (Unaudited)

Revenues                                               $92,003   $66,404
Cost of goods sold                                      59,159    47,314
                                                       -------   -------
Gross profit                                            32,844    19,090
Selling and marketing expense                           13,796     5,590
General and administrative expense                       2,977     2,132
Provision for acquisition related expenses                --       1,827
                                                       -------   -------
Operating profit                                        16,071     9,541
Interest expense, net                                    2,556     1,528
                                                       -------   -------
Income before income tax expense                        13,515     8,013
Income tax expense                                       4,663     2,764
                                                       -------   -------
Net income                                             $ 8,852   $ 5,249

Earnings Per Common Share:
    Net income per common share                        $   .50   $   .31
                                                      ========  ========
    Weighted-average common shares outstanding          17,689    17,128
                                                      ========  ========
Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution      $   .48   $   .30
                                                      ========  ========
    Weighted-average common shares outstanding          18,554    17,535
                                                      ========  ========

See accompanying notes to consolidated financial statements.

                                             AMERICAN ITALIAN PASTA COMPANY

                                     Consolidated Statements of Stockholders' Equity

                                                                           Three months ended
                                                                           December 31, 2001
                                                                       ---------------------------
                                                                             (In thousands)
                                                                              (unaudited)
Class A Common Shares
  Balance, beginning of period                                                 19,218
  Issuance of shares of Class A Common stock to option holders                    224
    & other issuances                                                          ------
  Balance, end of period                                                       19,442
                                                                             ========

Class A Common Stock
  Balance, beginning and end of period                                       $     19
                                                                             ========
Additional Paid-in Capital
  Balance, beginning of period                                               $202,674
  Issuance of shares of Class A Common stock to option holders                  4,105
   & other issuances                                                         --------
  Balance, end of period                                                     $206,779
                                                                             ========
Treasury Stock
  Balance, beginning and end of period                                       $(34,394)
                                                                             =========
Notes Receivable from Officers
  Balance, beginning and end of period                                       $    (61)
                                                                             ========
Unearned Compensation
  Balance, beginning of period                                               $  (223)
  Earned compensation                                                             25
                                                                              -------
  Balance, end of period                                                     $  (198)
                                                                              =======
Other Comprehensive Income (loss)
  Balance, beginning of period                                               $(3,386)
  Foreign currency translation adjustment                                        (76)
  Interest rate swaps fair value adjustment                                     (389)
                                                                              -------
  Balance, end of period                                                     $(3,851)
                                                                             ========
Retained Earnings
  Balance, beginning of period                                               $ 80,563
  Net income                                                                    8,852
                                                                               ------
  Balance, end of period                                                       89,415
                                                                               ------
Total Stockholders' Equity                                                   $257,709
                                                                             ========

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                     2001                  2000
                                                                                     ----                  ----
                                                                                           (In thousands)
                                                                                            (Unaudited)
Operating activities:
Net income                                                                                   $8,852               $5,249
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                                             4,872                3,712
    Deferred income tax expense                                                               1,420                1,793
    Changes in operating assets and liabilities,
     net of Mueller's Brand Acquisition:
           Trade and other receivables                                                          569                1,888
           Prepaid expenses and deposits                                                       (122)              (1,502)
           Inventory                                                                         (1,624)               2,385
           Accounts payable and accrued expenses                                             (2,988)               4,439
           Income tax payable                                                                 2,925                  489
           Other                                                                               (307)                (149)
                                                                                            --------             --------
Net cash provided by operating activities                                                    13,597               18,304

Investing activities:
Purchase of Mueller's brand pasta business                                                       --              (23,417)
Additions to property, plant and equipment                                                  (14,770)             (10,998)
                                                                                            --------             --------
Net cash used in investing activities                                                       (14,770)             (34,415)

Financing activities:
Proceeds from issuance of debt                                                                   --               20,000
Principal payments on debt and capital lease
     Obligations                                                                               (390)                (348)
Proceeds from issuance of common stock, net of
     issuance costs                                                                           1,559                  101
Purchase of treasury stock                                                                       --               (3,032)
                                                                                           --------             --------
Net cash provided by financing activities                                                     1,169               16,721

Effect of exchange rate changes on cash                                                         536                  308
                                                                                           --------             --------

Net increase in cash and temporary investments                                                  532                  918

Cash and temporary investments at beginning of period                                         5,284                6,677
                                                                                           --------             --------
Cash and temporary investments at end of period                                              $5,816               $7,595
                                                                                           ========            =========

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31,
2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-K for the year ended September 28, 2001.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal years 2002 and 2001 both included thirteen weeks of activity and are described as the three-month periods ended December 31, 2001 and 2000.

2.   Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 865,000 shares for the three-month period ended December 31, 2001 and 407,000 shares for the three-month period ended December 31, 2000.

     A summary of the Company's stock option activity:

                                                                        Number of Shares
                                                                        ----------------
     Outstanding at September 30, 2001                                       2,630,864
          Exercised                                                           (222,748)
          Granted                                                               51,320
          Canceled/Expired                                                          --
                                                                             ---------
     Outstanding at December 31, 2001                                        2,459,436
                                                                             =========

3.   Continued Dumping and Subsidy Offset Act of 2000

On October 28, 2000, the U.S. government enacted the "Continued Dumping and
Subsidy Offset Act of 2000" (the "Act") which provides that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce after
October 1, 2000 will be distributed to affected domestic producers. Accordingly, in late December, AIPC received payment from the Department of Commerce of $7.6 million as the Company's calculated share, based on tariffs liquidated by the government from October 1, 2000 to September 30, 2001 on Italian and Turkish
imported pasta.

According to Congressional documents, these payments to affected U.S. producers are for the purpose of maintaining jobs and investments that might be affected through unfair trade practices, and to offset revenues lost through foreign companies' dumping practices and foreign governments' subsidy practices. There are no specific requirements on how the funds are to be used by the Company other than the funds are intended to benefit future periods. As such, the Company plans to use a significant portion to increase investment in long-term brand building activities (for example, slotting to expand or recapture distribution; cooperative advertising and consumer promotion reinforcing the long-term quality tradition of the Company's brands), and continued strengthening of the Company's organization.

During the first quarter of 2002, the Company recognized $1.9 million of retail revenue, which equals 25% of the $7.6 million payment received. The Company is recognizing the receipt ratably over the current fiscal year which patterns the program year under which the payment was received. Accordingly, the Company expects to recognize an additional 25%, or $1.9 million, in each of the next three quarters of the fiscal year.

It is the Company's understanding that procedures will be established by U.S.
Customs to recover potential overpayments under this program to U.S. producers.
Overpayments may be recovered by U.S. Customs for a number of reasons up to one year after payment is made. The Company has not received any claims of overpayment.

At this time, indications are that the Company may receive additional payments under this Act in subsequent years, along with others in the industry. It is not possible to reasonably estimate the potential amount to be received in future periods, or to state with certainty whether any payment will be received at all.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly
Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our Annual Report on
Form 10-K dated December 19, 2001. That report has been filed with the
Securities and Exchange Commission (the "SEC" or the "Commission") in
Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at
http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

         Revenues. Total revenues increased $25.6 million, or 38.6%, to $92.0 million for the three-month period ended December 31, 2001, from $66.4 million for the three-month period ended December 31, 2000. The increase for the three-month period ended December 31, 2001 was primarily due to higher per unit selling prices associated with an increased percentage of sales of branded products. Included in Retail revenue, we recognized $1.9 million of revenue, which equals 25% of the $7.6 million payment received. Volumes were up 33.1%
over the prior year. Volume growth was led by private label (+37.6%) and ingredient (+26.6%). In addition to volume growth, average prices will be higher due to the brand acquisitions and higher durum prices resulting in cost pass-throughs.

         Revenues for the Retail market increased $22.1 million, or 45.9%, to
$70.1 million for the three-month period ended December 31, 2001, from $48.1 million for the three-month period ended December 31, 2000. The increase primarily reflects volume growth of 40.7%, much of which came in branded products, which have higher per unit selling prices.

         Revenues for the Institutional market increased $3.5 million, or 19.3%, to $21.9 million for the three-month period ended December 31, 2001, from $18.3 million for the three-month period ended December 31, 2000. This increase was primarily a result of ingredient volume growth of 26.6%, along with growth in our foodservice business, partially offset by lower contract volumes.

         Gross Profit. Gross profit increased $13.8 million, or 72.0%, to $32.8 million for the three-month period ended December 31, 2001, from $19.1 million for the three-month period ended December 31, 2000. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of our brand products. These increases were partially offset by higher raw material costs, principally durum wheat. Gross profit as a percentage of revenues increased to 35.7% for the three-month period ended
December 31, 2001 from 28.7% for the three-month period ended December 31, 2000.
The increase in gross profit as a percentage of revenues relates to incremental gross profit on brand products subsequent to the acquisitions. For the remainder of the 2002 fiscal year, we expect increases in gross profit to continue as a result of the brand acquisitions,

partially offset by the negative impact on gross margin percentages of higher durum wheat costs.

         Selling and Marketing Expense. Selling and marketing expense increased
$8.2 million, or 146.8%, to $13.8 million for the three-month period ended
December 31, 2001, from $5.6 million for the three-month period ended December
31, 2000. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the brand acquisitions. Selling and marketing expense as a percentage of revenue increased to 15.0% for the three-month period ended
December 31, 2001, from 8.4% for the comparable prior year period. We expect selling and marketing expenses to continue to exceed 10% of net revenues due to the additional promotional expenses dedicated to the brand business.

         General and Administrative Expense. General and administrative expenses increased $0.8 million, or 39.6% to $3.0 million for the three-month period ended December 21, 2001 from $2.1 million for the three-month period ended
December 31, 2000. General and administrative expense as a percentage of revenues remained relatively the same at 3.2%. The majority of the increase relates to personnel costs associated with the acquired brands.

         Provision for Acquisition Related Expenses. The provision for acquisition related expenses of $1.8 million for the quarter ended December 31,
2000 consisted of one-time costs associated with the Mueller's brand acquisition.

         Operating Profit. Operating profit for the three-month period ended
December 31, 2001, was $16.1 million, increasing $6.5 million or 68.4% from the
$9.5 million reported for the three-month period ended December 31, 2000.
Excluding the impact of the $1.8 million charge for acquisition-related costs, operating profit for the prior quarter totaled $11.4 million. Operating profit increased as a percentage of revenues to 17.5% for the three-month period ended
December 31, 2001, from 14.4% (17.1% excluding acquisition-related costs) for the three-month period ended December 31, 2000 as a result of the factors discussed above.

         Interest Expense. Interest expense for the three-month period ended
December 31, 2001, was $2.6 million, increasing $1.0 million from the $1.5 million reported for the three-month period ended December 31, 2000. The increase related to increased borrowings associated with the brand acquisitions, the stock repurchase program, and capital expenditures, offset by lower interest rates in the current year.

         Income Tax. Income tax expense for the three-month period ended
December 31, 2001, was $4.7 million, increasing $1.9 million from the $2.8 million reported for the three-month period ended December 31, 2000, reflecting effective tax rates of 34.5%.

         Net Income. Net income for the three-month period ended December 31,
2001, was $8.9 million, increasing $3.6 million or approximately 68.6% from the
$5.2 million reported for the three-month period ended December 31, 2000.
Excluding the impact of the $1.8 million charge for acquisition-related costs, net income for the prior quarter totaled $6.4 million. Diluted earnings per common share were $0.48 per share for the three-month period ended December 31,
2001 compared to $0.30 per share for the three-month period ended December 31,
2000. Excluding the impact of the $1.8 million charge for acquisition-related costs, diluted earnings per common share were $.37 in the prior year. Net income as a percentage of net revenue was 9.6% versus 7.9% in the prior year.

Financial Condition and Liquidity

     Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled
$5.8 million, and working capital totaled $57.9 million on December 31, 2001.

     Our net cash provided by operating activities totaled $13.6 million for the three-month period ended December 31, 2001 compared to $18.3 million for the three-month period ended December 31, 2000. This decrease of $4.7 million was primarily due to higher capital expenditures and working capital requirements, offset by an increase to net income before non-cash charges.

     Cash used in investing activities principally relates to our investments in manufacturing, distribution and milling assets. Capital expenditures were $14.5 million for the three-month period ended December 31, 2001 compared to $11.0 million in the comparable prior year period. Additionally, we plan to spend approximately $20 million in the remainder of fiscal year 2002, primarily for cost saving, maintenance projects, and capacity expansion projects. We anticipate completion of these projects during the fiscal year ending September
30, 2002.

     Net cash provided by financing activities was $1.2 million for the three-month period ended December 31, 2001 compared to $16.7 million for the three-month period ended December 31, 2000. The $20.0 million borrowing in fiscal 2001 relates to the purchase of the Mueller's pasta brand and the purchase of treasury stock. We continue to use our available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

     We currently use cash to fund capital expenditures, repayments of debt and working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness and working capital requirements.

     We have current commitments for $23.2 million in raw material purchases for fiscal year 2002. Additionally, we have approximately $20 million in expenditures remaining under the previously referenced capital programs. We anticipate the current capital programs will be fully funded by the end of fiscal year 2002. We expect to fund these commitments from operations and borrowing capacity under our credit facility. The credit facility currently has available borrowings of approximately $80 million. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We anticipate that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

     We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $145 million outstanding at December 31, 2001. The estimated fair value of the interest rate swap agreements of $(818,000) is the amount we would be required to pay to terminate the swap agreements at December 31, 2001. If interest rates for our long-term debt under our credit facility had averaged 10%
more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.6 million for the quarter ended
December 31, 2001. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

         The functional currency for our Italy operation is the Euro. At
December 31, 2001, long-term debt includes obligations of 63.3 million Euros
($55.4 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

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
(a)      Reports on Form 8-K.

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         American Italian Pasta Company

February 7, 2002                    /s/ Timothy S. Webster
---------------------------         ----------------------------------------------------
Date                                Timothy S. Webster
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

February 7, 2002                    /s/ Warren B. Schmidgall
---------------------------         ----------------------------------------------------
Date                                 Warren B. Schmidgall
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)