Form 10-Q
period 2002-03-31
AMERICAN ITALIAN PASTA CO
filed 2002-05-08
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                 For the period ended:   March 31, 2002

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

     The number of shares outstanding as of May 6, 2002 of the Registrant's
Class A Convertible Common Stock was 17,959,372 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                          Quarter Ended March 31, 2002

                                Table of Contents

Part I - Financial Information                                                          Page

         Item 1.           Consolidated Financial Statements (unaudited)

                           Consolidated Balance Sheets at March 31, 2002 and
                           September 30, 2001.                                             3

                           Consolidated Statements of Income for the three
                           months ended March 31, 2002 and 2001.                           4

                           Consolidated Statements of Income for the six
                           months ended March 31, 2002 and 2001.                           5

                           Consolidated Statements of Stockholders' Equity
                           for the six months ended March 31, 2002.                        6

                           Consolidated Statements of Cash Flows for the
                           six months ended March 31, 2002 and 2001.                       7

                           Notes to Consolidated Financial Statements                      8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                   9

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                    14

Part II - Other Information

         Item 1.           Legal Proceedings                                              15

         Item 2.           Changes in Securities                                          15

         Item 3.           Defaults Upon Senior Securities                                15

         Item 4.           Submission of Matters to a Vote of Security Holders            15

         Item 5.           Other Information                                              16

         Item 6.           Exhibits and Reports on Form 8-K                               16

Signature Page                                                                            17

                        PART I - FINANCIAL INFORMATION
             Item 1 - Consolidated Financial Statements (Unaudited)

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets

                                                                                    March 31,           September 30,
                                                                                      2002                   2001
                                                                                      ----                   ----
                                                                                            (In thousands)
                                                                                              (Unaudited)
Assets
Current assets:
   Cash and temporary investments                                                        $4,726             $5,284
   Trade and other receivables                                                           36,074             37,546
   Prepaid expenses and deposits                                                          6,337              8,024
   Inventory                                                                             53,248             43,866
   Deferred income taxes                                                                  2,689              3,565
                                                                                        --------          --------
Total current assets                                                                    103,074             98,285
Property, plant and equipment:
     Land and improvements                                                               10,843              8,123
   Buildings                                                                            101,134             99,548
     Plant and mill equipment                                                           272,319            269,751
   Furniture, fixtures and equipment                                                     13,563             10,957
                                                                                        --------          --------
                                                                                        397,859            388,379
     Accumulated depreciation                                                           (89,625)          (80,453)
                                                                                        -------           --------
                                                                                        308,234            307,926
     Construction in progress                                                            49,060             31,236
                                                                                        --------          --------
Total property, plant and equipment                                                     357,294            339,162
Intangible assets                                                                       117,042            116,707
Other assets                                                                              5,916              5,989
                                                                                        --------          --------
Total assets                                                                           $583,326           $560,143
                                                                                       ========           ========

Liabilities and stockholders' equity
     Current liabilities:
     Accounts payable                                                                  $ 19,597           $ 22,416
     Accrued expenses                                                                    15,839             19,652
     Income tax payable                                                                   2,304                877
     Current maturities of long-term debt                                                 2,404              1,559
                                                                                        --------          --------
Total current liabilities                                                                40,144             44,504
Long-term debt                                                                          233,646            236,783
Deferred income taxes                                                                    38,623             33,664
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                                      --                 --
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                                      20                 19
     Class B common stock, $.001 par value:
          Authorized shares - 25,000,000                                                     --                 --
     Additional paid-in capital                                                         209,564            202,674
     Treasury stock                                                                     (34,394)          (34,394)
     Notes receivable from officers                                                         (61)              (61)
     Unearned compensation                                                                 (173)             (223)
     Retained earnings                                                                   99,474             80,563
   Accumulated other comprehensive loss                                                  (3,517)           (3,386)
                                                                                        --------          --------
Total stockholders' equity                                                              270,913            245,192
                                                                                         -------           -------
Total liabilities and stockholders' equity                                             $583,326           $560,143
                                                                                       ========           ========

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      2002                   2001
                                                                                      ----                   ----
                                                                                            (In thousands)
                                                                                              (Unaudited)

Revenues                                                                              $94,843               $75,030
Cost of goods sold                                                                     61,126                51,642
                                                                                       ------                ------
Gross profit                                                                           33,717                23,388
Selling and marketing expense                                                          12,845                 7,022
General and administrative expense                                                      3,209                 2,562
                                                                                        -----                 -----
Operating profit                                                                       17,663                13,804
Interest expense, net                                                                   2,422                 2,073
                                                                                        -----                 -----
Income before income tax expense                                                       15,241                11,731
Income tax expense                                                                      5,182                 4,041
                                                                                        -----                 -----
Net income                                                                            $10,059                $7,690
                                                                                      =======               ======

Earnings Per Common Share:
    Net income per common share                                                          $.56                  $.44
                                                                                      =======               =======

    Weighted-average common shares outstanding                                         17,835                17,453
                                                                                      =======               =======

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution                                        $.54                  $.42
                                                                                      =======               =======

    Weighted-average common shares outstanding                                         18,653                18,161
                                                                                      =======               =======

     See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                                            Six Months Ended
                                                                                               March 31,
                                                                                      2002                    2001
                                                                                      ----                    ----
                                                                                            (In thousands)
                                                                                              (Unaudited)

Revenues                                                                             $186,846              $141,434
Cost of goods sold                                                                    120,285                98,956
                                                                                      -------                ------
Gross profit                                                                           66,561                42,478
Selling and marketing expense                                                          26,641                12,562
General and administrative expense                                                      6,186                 4,744
Provision for acquisition expenses                                                         --                 1,827
                                                                                      -------                ------
Operating profit                                                                       33,734                23,345
Interest expense, net                                                                   4,978                 3,601
                                                                                      -------                ------
Income before income tax expense                                                       28,756                19,744
Income tax expense                                                                      9,845                 6,805
                                                                                      -------                ------
Net income                                                                            $18,911               $12,939
                                                                                      =======               =======

Earnings Per Common Share:
    Net income per common share                                                         $1.06                  $.75
                                                                                      =======               =======
    Weighted-average common shares outstanding                                         17,764                17,290

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution                                       $1.02                  $.72
                                                                                      =======               =======

    Weighted-average common shares outstanding                                         18,605                17,857
                                                                                      =======               =======

     See accompanying notes to consolidated financial statements.

                                             AMERICAN ITALIAN PASTA COMPANY

                                     Consolidated Statements of Stockholders' Equity

                                                                                                          Six months ended
                                                                                                            March 31, 2002
                                                                                                      ---------------------------
                                                                                                          (In thousands)
                                                                                                            (unaudited)
Class A Common Shares
  Balance, beginning of period                                                                                19,218
  Issuance of shares of Class A Common stock to option holders & other issuances                                 321
                                                                                                              ------
  Balance, end of period                                                                                      19,539
                                                                                                              ======

Class A Common Stock
  Balance, beginning of period                                                                               $    19
  Issuance of shares of Class A Common stock to option holders & other issuances                                   1
                                                                                                           ---------
  Balance, end of period                                                                                       $  20
                                                                                                           =========

Additional Paid-in Capital
  Balance, beginning of period                                                                             $ 202,674
  Issuance of shares of Class A Common stock to option holders & other issuances                               6,890
                                                                                                           ---------
  Balance, end of period                                                                                   $ 209,564
                                                                                                           =========

Treasury Stock
  Balance, beginning and end of period                                                                     $ (34,394)
                                                                                                           =========

Notes Receivable from Officers
  Balance, beginning and end of period                                                                     $     (61)
                                                                                                           =========

Unearned compensation
 Balance, beginning of period                                                                              $    (223)
 Earned compensation                                                                                              50

 Balance, end of period                                                                                    $     (173)
                                                                                                            =========

Accumulated Other Comprehensive Loss
  Balance, beginning of period                                                                             $  (3,386)
  Foreign currency translation adjustment                                                                        (53)
  Interest rate swaps fair value adjustment                                                                      (78)
                                                                                                            ---------
  Balance, end of period                                                                                   $  (3,517)
                                                                                                            =========

Retained Earnings
  Balance, beginning of period                                                                             $  80,563
  Net income                                                                                                  18,911
                                                                                                            --------
  Balance, end of period                                                                                      99,474
                                                                                                            --------
Total Stockholders' Equity                                                                                 $ 270,913
                                                                                                           =========

       See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                                                    Six Months Ended
                                                                                                       March 31,
                                                                                                2002                  2001
                                                                                                ----                  ----
                                                                                                       (In thousands)
                                                                                                        (Unaudited)
Operating activities:
Net income                                                                                    $18,911              $12,939
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                                               9,984                8,052
    Deferred income tax expense                                                                 4,959                4,998
    Changes in operating assets and liabilities,
      net of Mueller's brand acquisition:
           Trade and other receivables                                                          1,137                 (590)
           Prepaid expenses and deposits                                                        1,687               (2,062)
           Inventory                                                                           (9,453)                 863
           Accounts payable and accrued expenses                                               (5,558)               4,645
           Income tax payable                                                                   4,132                1,296
           Other                                                                                 (551)                (979)
                                                                                              --------             --------
Net cash provided by operating activities                                                      25,248               29,162

Investing activities:
Purchase of Mueller's pasta brand                                                                  --              (23,552)
Additions to property, plant and equipment                                                    (29,593)             (17,020)
                                                                                              --------             --------
Net cash used in investing activities                                                         (29,593)             (40,572)

Financing activities:
Proceeds from issuance of debt                                                                    979               20,000
Principal payments on debt and capital lease
     obligations                                                                                 (789)                (727)
Proceeds from issuance of common stock, net of
     issuance costs                                                                             3,668                1,718
Purchase of treasury stock                                                                        --                (3,032)
                                                                                              --------             --------
Net cash provided by financing activities                                                       3,858               17,959
Effect of exchange rate changes on cash                                                           (71)              (1,724)
                                                                                              --------             --------
Net increase (decrease) in cash and temporary
     investments                                                                                 (558)               4,825

Cash and temporary investments at beginning of period                                           5,284                6,677
                                                                                              --------             --------
Cash and temporary investments at end of period                                               $ 4,726              $11,502
                                                                                              ========             =======

                See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                 March 31, 2002

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the year ended September 29, 2001 and management's discussion and analysis included in Item 2 hereof.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the second fiscal quarter of fiscal years 2002 and 2001 both included thirteen weeks of activity and are described as the three month periods ended March 31, 2002 and 2001.

2. Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 818,000 and 841,000 shares for the three-month and six-month periods ended March 31, 2002, respectively, and 708,000 and 567,000 shares for the three-month and six-month periods ended March 31, 2001, respectively.

     A summary of the Company's stock option activity:

                                                                        Number of Shares
     Outstanding at September 30, 2001                                       2,630,864
          Exercised                                                           (313,781)
          Granted                                                               91,490
          Canceled/Expired                                                     (30,314)
                                                                             ---------
     Outstanding at March 31, 2002                                           2,378,259
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

According to Congressional documents, these payments to affected U.S. producers are for the purpose of maintaining jobs and investments that might be affected through unfair trade practices, and to offset revenues lost through foreign companies' dumping practices and foreign governments' subsidy practices. There are no specific requirements on how the funds are to be used by the Company other than the funds are intended to benefit future periods. As such, the
Company used a significant portion to increase investment in long-term brand building activities (for example, slotting to expand or recapture distribution;
cooperative advertising and consumer promotion reinforcing the long-term quality tradition of the Company's brands), and continued strengthening of the Company's organization.

The Company is recognizing the receipt ratably over the current fiscal year which patterns the program year under which the payment was received.
Accordingly, during the first six months of 2002, the Company recognized $3.8 million of retail revenue, which equals 50% of the $7.6 million payment received. The Company expects to recognize an additional 25%, or $1.9 million, in each of the next two quarters of the fiscal year.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly
Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors, including but not limited to, our dependence on a limited number of customers for a substantial portion of our revenue, our ability to manage rapid growth, our ability to obtain necessary raw materials and minimize fluctuations in raw material prices, the impact of the highly competitive environment in which we operate, reliance exclusively on a single product category, our limited experience in the branded retail pasta business, our ability to attract and retain key personnel, our ability to cost-effectively transport our products and the significant risks inherent in our recent international expansion. For additional discussion of the principal factors that could cause actual results to be materially different, refer to our
Annual Report on Form 10-K dated December 19, 2001, filed by the Company with the Securities and Exchange Commission (Commission File No. 001-13403), any
amendments thereto and other matters disclosed in the Company's other public filings. This report has been filed with the Securities and Exchange Commission
(the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the
SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to

consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

General

     Markets. We are the largest producer and one of the fastest-growing marketers of dry pasta in North America. We produce and sell our pasta products from three plants in the United States and one plant in Italy.

     Our customers are generally separated into two groups: Retail, which includes our own product brands (e.g. Mueller's, Anthony's, Globe/A-1, Luxury,
Mrs. Grass, Pennsylvania Dutch, R & F, and Ronco), and our private label business and comprised 73.6% and 74.9% of revenue for the three and six month periods ended March 31, 2002, respectively; and Institutional, which includes ingredient, food service and contract, and comprised 26.4% and 25.1% of revenue for the three and six month periods ended March 31, 2002, respectively.

     Costs. Our primary costs are durum wheat, packaging materials, labor, and selling and marketing (personnel, trade spending). Durum wheat is a cash crop, the average monthly market price of which fluctuates. We manage our durum wheat cost risk through cost pass-through mechanisms and other arrangements with our customers and advance purchase contracts which are generally less than twelve months' duration. Our labor costs remain relatively stable, but are declining as a percentage of revenue.

     Selling and marketing costs have increased substantially over the last two years in line with the significant expansion of our Retail business. These costs increased 114.4% from FY1999 through FY2001, increasing from $14.9 million to
$31.8 million over this three-year period, and constituted 14.3% of revenues for the six months ended March 31, 2002. We expect to continue to increase our selling and marketing expenditures although not at the rate seen through FY
2001, because we have substantially completed the development of the selling and marketing infrastructure needed to support our branded business. We expect selling and marketing expense to exceed 10% of revenues for the foreseeable future.

      Brand Acquisitions. In November 2000, we purchased the Mueller's pasta brand from Bestfoods. In July 2001, we purchased seven pasta brands from
Borden Foods. As discussed below, the timing of these brand acquisitions had an impact on the period to period comparisons.

Second quarter fiscal 2002 compared to second quarter fiscal 2001.

     Revenues. Total revenues increased $19.8 million, or 26.4%, to $94.8 million for the three-month period ended March 31, 2002, from $75.0 million for the three-month period ended March 31, 2001. The increase for the three-month period ended March 31, 2002 was primarily due to higher volume due to the acquisitions along with strong organic volume growth. In addition to volume growth, average prices were higher primarily due to the brand acquisitions. Also included in Retail revenue is $1.9 million, which represents 25% of the $7.6 million Department of Commerce payment received in December 2001 (see Note 3 to the Consolidated Financial Statements).

     Revenues for the Retail market increased $17.4 million, or 33.2%, to $69.8 million for the three-month period ended March 31, 2002, from $52.4 million for the three-month period ended March 31, 2001. The increase

primarily reflects volume growth of 21.3%, much of which came from the brand acquisitions, and the higher per unit selling prices of the acquired brands.

     Revenues for the Institutional market increased $2.4 million, or 10.7%, to
$25.0 million for the three-month period ended March 31, 2002, from $22.6 million for the three-month period ended March 31, 2001. This increase was primarily a result of ingredient volume growth of 12.3%, along with growth in our food service business, partially offset by lower contract volumes.

     Gross Profit. Gross profit increased $10.3 million, or 44.2%, to $33.7 million for the three-month period ended March 31, 2002, from $23.4 million for the three-month period ended March 31, 2001. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of our branded products. Additionally, the gross margin benefited from lower manufacturing costs and slightly lower durum costs. Gross profit as a percentage of revenues increased to 35.6% for the three-month period ended March 31, 2002 from 31.2% for the three-month period ended March 31, 2001.
The increase in gross profit as a percentage of revenues relates to incremental gross profit on branded products subsequent to the acquisitions. For the remainder of the 2002 year, we expect year-over-year increases in gross profit to continue as a result of the brand acquisitions.

     Selling and Marketing Expense. Selling and marketing expense increased $5.8 million, or 82.9%, to $12.8 million for the three-month period ended March 31,
2002, from $7.0 million for the three-month period ended March 31, 2001. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the brand acquisitions. Selling and marketing expense as a percentage of revenues increased to 13.5% for the three-month period ended March
31, 2002, from 9.4% for the comparable prior year period. Going forward, we expect selling and marketing expenses to exceed 10% of net revenues due to the additional promotional support dedicated to the branded business.

     General and Administrative Expense. General and administrative expenses increased $0.6 million, or 25.3% to $3.2 million for the three-month period ended March 31, 2002 from $2.6 million for the three-month period ended March
31, 2001. General and administrative expense as a percentage of revenues remained relatively the same at 3.4%. The majority of the increase relates to personnel costs associated with the acquired brands.

     Operating Profit. Operating profit for the three-month period ended March
31, 2002, was $17.7 million, an increase of $3.9 million or 28.0% over the $13.8 million reported for the three-month period ended March 31, 2001, and increased as a percentage of revenues to 18.6% for the three-month period ended March 31,
2002, from 18.4% for the three-month period ended March 31, 2001 as a result of the factors discussed above.

     Interest Expense. Interest expense for the three-month period ended March
31, 2002, was $2.4 million, increasing $0.3 million or 16.8% from the $2.1 million reported for the three-month period ended March 31, 2001. The increase related to borrowings associated with the brand acquisitions and capital expenditures, offset by lower interest rates in the current year.

     Income Tax. Income tax expense for the three-month period ended March 31,
2002, was $5.2 million, comparable to the $4.0 million reported for the three-month period ended March 31, 2001, and reflects effective income tax rates of approximately 34.0% and 34.5%, respectively.

     Net Income. Net income for the three-month period ended March 31, 2002, was
$10.1 million, increasing $2.4 million or 30.8% from the $7.7 million reported for the three-month period ended March 31, 2001. Diluted earnings per share was $0.54 per share for the three-month period ended March 31, 2002, an increase of 28.6% over the prior year quarter of $0.42 per share.

Six months fiscal 2002 compared to six months fiscal 2001.

     Revenues. Revenues increased $45.4 million, or 32.1%, to $186.8 million for the six-month period ended March 31, 2002, from $141.4 million for the six-month period ended March 31, 2001. The increase for the six-month period ended March
31, 2002 was primarily due to higher volume due to the acquisitions along with strong organic growth. Volumes were up 25.4% over the prior year period. Volume growth was led by private label (26.2%) and ingredient (18.4%). In addition to volume growth, average prices were higher primarily due to the brand acquisitions. Also included in Retail revenue is $3.8 million, which represents
50% of the $7.6 million Department of Commerce payment received in December 2001
(see Note 3 to the Consolidated Financial Statements).

     Revenues for the Retail market increased $39.4 million, or 39.3%, to $139.9 million for the six-month period ended March 31, 2002, from $100.5 million for the six-month period ended March 31, 2001. The increase primarily reflects volume growth of 30.3%, much of which came from the brand acquisitions, and the higher per unit selling prices of the acquired brands.

     Revenues for the Institutional market increased $6.0 million, or 14.6%, to
$46.9 million for the six-month period ended March 31, 2002, from $41.0 million for the six-month period ended March 31, 2001. This increase was primarily due to volume growth in the ingredient market of 18.4% offset by lower contract volumes.

     Gross Profit. Gross profit increased $24.1 million, or 56.7%, to $66.6 million for the six-month period ended March 31, 2002, from $42.5 million for the six-month period ended March 31, 2001. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of our branded products. Additionally, gross margin benefited from lower manufacturing costs. Gross profit as a percentage of revenues increased to 35.6% for the six-month period ended March 31, 2002, from
30.0% for the six-month period ended March 31, 2001. The increase in gross profit as a percentage of revenues relates to incremental gross profit on our branded products subsequent to the acquisitions. For the remainder of the 2002 year, we expect year-over-year increases in gross profit to continue as a result of our brand acquisitions.

     Selling and Marketing Expense. Selling and marketing expense increased
$14.1 million, or 112.1%, to $26.6 million for the six-month period ended March
31, 2002, from $12.6 million for the six-month period ended March 31, 2001.
Selling and marketing expense as a percentage of revenues increased to 14.3% for the six-month period ended March 31, 2002, from 8.9% for the comparable prior year period. This increase was primarily due to higher marketing costs associated with higher retail revenues as well as incremental marketing and personnel costs associated with the brand acquisitions. Going forward, we expect selling and marketing expenses to exceed 10% of net revenues due to the additional promotional support dedicated to the branded business.

     General and Administrative Expense. General and administrative expense increased $1.4 million, or 30.4%, to $6.2 million for the six-month period ended
March 31, 2002, from $4.7 million for the comparable prior period, and remained relatively the same as a percentage of revenues at 3.3% and 3.4% for the six-month periods ended March 31, 2002 and 2001, respectively. The majority of the increase relates to personnel costs associated with the brand acquisitions.

     Provision for Acquisition Related Expenses. The provision for acquisition related expenses of $1.8 million for the six-month period ended March 31, 2001 consisted of one-time costs associated with the Mueller's brand acquisition.

     Operating Profit. Operating profit for the six-month period ended March 31,
2002, was $33.7 million, an increase of $10.4 million or 44.5% over the $23.3 million reported for the six-month period ended March 31, 2001, and increased as a percentage of revenues to 18.1% for the six-month period ended March 31, 2002, from 16.5% for the six-month period ended March 31, 2001 as a result of the factors discussed above. Excluding the impact of the $1.8 million charge for acquisition-related costs, operating profit for the prior six-month period totaled $25.2 million. Operating profit as a percentage of net revenues, excluding the non-recurring charge, was 17.8% versus 18.1% in the current year.

     Interest Expense. Interest expense for the six-month period ended March 31,
2002, was $5.0 million, increasing $1.4 million or 38.2% from the $3.6 million reported for the six-month period ended March 31, 2001. The increase related to borrowings associated with the brand acquisitions and capital expenditures, offset by lower interest rates in the current year.

     Income Tax. Income tax expense for the six-month period ended March 31,
2002, was $9.8 million, increasing $3.0 million from the $6.8 million reported for the six-month period ended March 31, 2001, and reflects effective income tax rates of approximately 34.2% and 34.5%, respectively.

     Net Income. Net income for the six-month period ended March 31, 2002, was
$18.9 million, increasing $6.0 million or approximately 46.2% from the $12.9 million reported for the six months ended March 31, 2001. Excluding the impact of the $1.8 million charge for non-recurring acquisition costs, net income for the six months ended March 31, 2001, totaled $14.1 million. Diluted earnings per common share were $1.02 per share for the six-month period ended March 31, 2002 compared to $0.72 per share for the six-month period ended March 31, 2001.
Excluding the impact of the $1.8 million charge for non-recurring acquisition costs, diluted earnings per common share were $0.79, and net income as a percentage of net revenue was 10.0% versus 10.1% in the current year.

Financial Condition and Liquidity

     Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled
$4.7 million, and working capital totaled $62.9 million at March 31, 2002.

     Our net cash provided by operating activities totaled $25.2 million for the six-month period ended March 31, 2002 compared to $29.2 million for the six-month period ended March 31, 2001. The decrease in the net cash provided by operations is due to higher working capital requirements, offset by an increase in net income before non-cash charges.

     Cash used in investing activities principally relates to our investments in manufacturing, distribution and milling assets. Capital expenditures were $29.6 million for the six-month period ended March 31, 2002 compared to $17.0 million in the comparable prior year period. The primary increase was related to capital expenditures for our new Arizona manufacturing facility. The total cost of this facility is expected to be approximately $45 million, and will be completed in early fiscal 2003. In addition to the new Arizona facility, we plan to spend approximately $10 million in the remainder of fiscal year 2002, primarily for cost savings projects, maintenance projects, and capacity

expansion projects. We anticipate completion of these projects during the fiscal year ending September 30, 2002.

     Net cash provided by financing activities was $3.9 million for the six-month period ended March 31, 2002 compared to $18.0 million for the six-month period ended March 31, 2001. In the prior year, borrowings under our revolver increased by $20.0 million to fund the Mueller's pasta brand purchase and the purchase of treasury stock.

     We currently use cash from operations and borrowings to fund capital expenditures, repayments of debt and working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness and working capital requirements.

     We have current commitments for $27.9 million in raw material purchases for fiscal years 2002 and 2003. Additionally, we have approximately $52.0 million, including the new Arizona facility, in expenditures remaining under our current capital expenditure programs. Included in this total, is $42 million for the
Arizona facility, which is expected to be spent over the remainder of fiscal
2002 and early in fiscal 2003. We expect to fund these commitments from operations and borrowings under our credit facility. The credit facility currently has available a credit of approximately $80 million. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We currently have no other material commitments.

     We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $145 million outstanding at March 31, 2002. The estimated fair value of the interest rate swap agreements of $(508,000) is the amount we would be required to pay to terminate the swap agreements at March 31, 2002. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.6 million for the quarter ended March 31, 2002. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholders' equity.

     The functional currency for our Italy operation is the Euro. At March 31,
2002, long-term debt includes obligations of 63.3 million Euros ($55.0 million)
under a credit facility which bears interest at a variable rate based upon the
Euribor rate.

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

Item 3.           Defaults Upon Senior Securities
-------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
-------------------------------
                  The Annual Meeting of Shareholders was held on February 6, 2002.

                  There were two matters submitted to a vote of security
                  holders. The first matter was for the election of directors.
                  Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

                      Election of Directors                   Votes For                 Votes Withheld
                           Jonathan E. Baum                   16,089,038                111,523
                           Robert H. Niehaus                  16,140,270                 60,291
                           Richard C. Thompson                16,140,639                 59,922

                  The following directors continued in office:

                      Serving Until 2003                        Serving Until 2004
                           Horst W. Schroeder                      Tim M. Pollak
                           Mark C. Demetree                        John P. O'Brien
                           Timothy S. Webster                      William R. Patterson
                           James A. Heeter

                  The second matter was the ratification of the Board of
                  Directors' selection of Ernst & Young LLP to serve as the
                  Company's independent auditors for the fiscal year 2002. The shareholders cast 16,099,689 votes in the affirmative and
                  88,797 votes in the negative and shareholders holding 12,075 votes abstained from voting on the ratification of Ernst &
                  Young LLP as the Company's independent auditors for the fiscal year 2002.

Item 5.    Other Information
-------------------------------
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------
           (a)      Exhibits.

                    10. Letter Agreement among American Italian Pasta Company
                    and Bay State Milling Company dated March 28, 2002. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission
                    pursuant to our request for confidential treatment under
                    Rule 24b-2. We have identified the omitted confidential
                    information by the following statement, "Confidential
                    portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated
                    throughout the document with an asterisk in brackets
                    ([*])).

           (b)      Reports on Form 8-K.

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

May 6, 2002                         /s/ Timothy S. Webster
---------------------------         ----------------------------------------------------
Date                                Timothy S. Webster
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

May 6, 2002                         /s/ Warren B. Schmidgall
---------------------------         ----------------------------------------------------
Date                                Warren B. Schmidgall
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------------------------------------------------

10.                 Letter Agreement among American Italian Pasta Company and
                    Bay State Milling Company dated March 28, 2002. (We have
                    omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission
                    pursuant to our request for confidential treatment under
                    Rule 24b-2. We have identified the omitted confidential
                    information by the following statement, "Confidential
                    portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated
                    throughout the document with an asterisk in brackets
                    ([*])).