Form 10-Q
period 2002-06-30
AMERICAN ITALIAN PASTA CO
filed 2002-08-08
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended:   June 28, 2002

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

         The number of shares outstanding as of August 5, 2002 of the
Registrant's Class A Convertible Common Stock was 17,954,952 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                           Quarter Ended June 30, 2002

                                Table of Contents

Part I - Financial Information                                                                             Page

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets at June 30, 2002 and
                  September 30, 2001.                                     3

                  Consolidated Statements of Income for the three
                  months ended June 30, 2002 and 2001.                    4

                  Consolidated Statements of Income for the nine
                  months ended June 30, 2002 and 2001.                    5

                  Consolidated Statement of Stockholders' Equity
                  for the nine months ended June 30, 2002.                6

                  Consolidated Statements of Cash Flows for the nine
                  months ended June 30, 2002 and 2001.                    7

                  Notes to Consolidated Financial Statements              8

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations  9

         Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk                                   14

Part II - Other Information

         Item 1.           Legal Proceedings                             15

         Item 2.           Changes in Securities                         15

         Item 3.           Defaults Upon Senior Securities               15

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                       15

         Item 5.           Other Information                             15

         Item 6.           Exhibits and Reports on Form 8-K              15

Signature Page                                                           16

                         PART I - FINANCIAL INFORMATION
             Item 1 - Consolidated Financial Statements (Unaudited)

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets
                                                                 June 30,2002 Sept. 30, 2001
                                                                       (In thousands)
                                                                         (Unaudited)

Assets
Current assets:
   Cash and temporary investments                                 $   9,015    $   5,284
   Trade and other receivables                                       39,450       37,546
   Prepaid expenses and deposits                                      8,059        8,024
   Inventory                                                         56,676       43,866
   Deferred income taxes                                              4,057        3,565
                                                                  ---------    ---------
Total current assets                                                117,257       98,285
Property, plant and equipment:
     Land and improvements                                           11,086        8,123
   Buildings                                                        103,269       99,548
     Plant and mill equipment                                       309,402      269,751
   Furniture, fixtures and equipment                                 14,071       10,957
                                                                  ---------    ---------
                                                                    437,828      388,379
     Accumulated depreciation                                       (94,546)     (80,453)
                                                                  ---------    ---------
                                                                    343,282      307,926
     Construction in progress                                        34,162       31,236
                                                                  ---------    ---------
Total property, plant and equipment                                 377,444      339,162
Intangible assets                                                   117,042      116,707
Other assets                                                          5,853        5,989
                                                                  ---------    ---------
Total assets                                                      $ 617,596    $ 560,143
                                                                  =========    =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                             $  18,021    $  22,416
     Accrued expenses                                                14,571       19,652
     Income tax payable                                               1,711          877
     Current maturities of long-term debt                             4,879        1,559
                                                                  ---------    ---------
Total current liabilities                                            39,182       44,504
Long-term debt                                                      249,392      236,783
Deferred income taxes                                                43,737       33,664
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                --           --
          Issued and outstanding shares - none
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                  20           19
         Issued and outstanding shares - 19,658,629 and
         18,003,648 at June 30, 2002 and 19,217,694 and
         17,562,713 at September 30, 2001 Class B common stock,
         $.001 par value:
          Authorized shares - 25,000,000                               --           --
          Issued and outstanding shares - none
     Additional paid-in capital                                     212,958      202,674
     Treasury stock                                                 (34,394)     (34,394)
     Notes receivable from officers                                     (61)         (61)
     Unearned compensation                                             (423)        (223)
     Retained earnings                                              110,481       80,563
   Accumulated other comprehensive income (loss)                     (3,296)      (3,386)
                                                                  ---------    ---------
Total stockholders' equity                                          285,285      245,192
                                                                  ---------    ---------
Total liabilities and stockholders' equity                        $ 617,596    $ 560,143
                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                   Three Months Ended
                                                        June 30,
                                                     2002      2001
                                                    (In thousands)
                                                      (Unaudited)

Revenues                                            $91,773   $77,300
Cost of goods sold                                   59,283    52,018
                                                    -------   -------
Gross profit                                         32,490    25,282
Selling and marketing expense                        10,841     7,413
General and administrative expense                    2,811     2,735
                                                    -------   -------
Operating profit                                     18,838    15,134
Interest expense, net                                 2,161     2,161
                                                    -------   -------
Income before income tax expense                     16,677    12,973
Income tax expense                                    5,670     4,482
                                                    -------   -------
Net income                                          $11,007   $ 8,491
                                                    =======   =======

Earnings Per Common Share:
    Net income per common share                     $   .61   $   .49
                                                    =======   =======

    Weighted-average common shares outstanding       17,969    17,498
                                                    =======   =======

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution   $   .59   $   .46
                                                    =======   =======

    Weighted-average common shares outstanding       18,806    18,353
                                                    =======   =======

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                    Nine Months Ended
                                                        June 30,
                                                     2002       2001
                                                     (In thousands)
                                                       (Unaudited)

Revenues                                            $278,619   $218,734
Cost of goods sold                                   179,568    150,974
                                                    --------   --------
Gross profit                                          99,051     67,760
Selling and marketing expense                         37,482     19,975
General and administrative expense                     8,997      7,480
Provision for acquisition expenses                      --        1,827
                                                    --------   --------
Operating profit                                      52,572     38,478
Interest expense, net                                  7,139      5,762
                                                    --------   --------
Income before income tax expense                      45,433     32,716
Income tax expense                                    15,515     11,287
                                                    --------   --------
Net income                                          $ 29,918   $ 21,429
                                                    ========   ========

Earnings Per Common Share:

    Net income per common share                     $   1.68   $   1.23
                                                    ========   ========

    Weighted-average common shares outstanding        17,824     17,360
                                                    ========   ========

Earnings Per Common Share - Assuming Dilution:

    Net income per common share assuming dilution   $   1.60   $   1.19
                                                    ========   ========

    Weighted-average common shares outstanding        18,671     18,050
                                                    ========   ========

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statement of Stockholders' Equity

                                                               Nine months
                                                              ended June 30,
                                                                  2002
                                                          ----------------------
                                                             (In thousands)
                                                               (unaudited)
Class A Common Shares
  Balance, beginning of period                                      19,218
  Issuance of shares of Class A Common stock to option holders
   & other issuances                                                   441
                                                                 ---------
  Balance, end of period                                            19,659
                                                                 =========

Class A Common Stock
  Balance, beginning of period                                   $      19
  Issuance of shares of Class A Common stock to option holders
   & other issuances                                                     1
                                                                 ---------
  Balance, end of period                                         $      20
                                                                 =========

Additional Paid-in Capital
  Balance, beginning of period                                   $ 202,674
  Issuance of shares of Class A Common stock to option holders
   & other issuances                                                 5,910
  Tax benefit from stock compensation                                4,374
                                                                 ---------
  Balance, end of period                                         $ 212,958
                                                                 =========

Treasury Stock
  Balance, beginning and end of period                           $ (34,394)
                                                                 =========

Notes Receivable from Officers
  Balance, beginning and end of period                           $     (61)
                                                                 =========

Unearned Compensation
  Balance, beginning of period                                   $    (223)
  Issuance of common stock                                            (284)
  Earned compensation                                                   84
                                                                 ---------
  Balance, end of period                                         $    (423)
                                                                 =========

Accumulated Other Comprehensive Income (Loss)
  Balance, beginning of period                                   $  (3,386)
  Foreign currency translation adjustment                            1,292
  Interest rate swaps fair value adjustment                         (1,202)
                                                                 ---------
  Balance, end of period                                         $  (3,296)
                                                                 =========

Retained Earnings
  Balance, beginning of period                                   $  80,563
  Net income                                                        29,918
                                                                 ---------
  Balance, end of period                                           110,481
                                                                 ---------

Total Stockholders' Equity                                       $ 285,285
                                                                 =========

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                             Nine Months Ended
                                                                                 June 30,
                                                                             2002        2001
                                                                              (In thousands)
                                                                                (Unaudited)

Operating activities:
Net income                                                                $ 29,918    $ 21,429
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                           15,156      12,530
    Deferred income tax                                                     10,073       9,254
    Changes in operating assets and liabilities,
      net of Mueller's brand acquisition:
           Trade and other receivables                                      (2,153)     (5,566)
           Prepaid expenses and deposits                                     1,977      (3,604)
           Inventory                                                       (12,634)     (2,946)
           Accounts payable and accrued expenses                            (9,302)      4,791
           Income tax payable                                                4,951         719
           Other                                                              (869)     (1,445)
                                                                          --------    --------
Net cash provided by operating activities                                   37,117      35,162

Investing activities:
Purchase of Mueller's pasta brand                                             --       (23,816)
Additions to property, plant and equipment                                 (48,979)    (25,284)
Other                                                                       (2,000)       --
                                                                          --------    --------
Net cash used in investing activities                                      (50,979)    (49,100)

Financing activities:
Proceeds from issuance of debt                                              39,473      24,000
Principal payments on debt and capital lease obligations                   (27,537)     (3,114)
Proceeds from issuance of common stock, net of
   issuance costs                                                            5,628       1,809
Purchases of Treasury Stock                                                   --        (3,032)
                                                                          --------    --------
Net cash provided by financing activities                                   17,564      19,663
Effect of exchange rate changes on cash                                         29      (2,121)
                                                                          --------    --------
Net increase in cash and temporary investments                               3,731       3,604

Cash and temporary investments at beginning of period                        5,284       6,677
                                                                          --------    --------
Cash and temporary investments at end of period                           $  9,015    $ 10,281
                                                                          ========    ========

See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                  June 30, 2002

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the year ended September 29, 2001 and management's discussion and analysis included in Item 2 hereof.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53-week financial reporting cycle with a fiscal year which ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the third fiscal quarter of fiscal years 2002 and 2001 both included thirteen weeks of activity and are described as the three month periods ended June 30, 2002 and
2001.

2.   Earnings Per Share

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 837,000 and 847,000 shares for the three-month and nine-month periods ended June 30, 2002, respectively, and 855,000 and 690,000 shares for the three-month and nine-month periods ended June 30, 2001, respectively.

A summary of the Company's stock option activity:

                                                      Number of Shares
         Outstanding at September 30, 2001                 2,630,864
            Exercised                                       (426,396)
            Granted                                          142,990
            Canceled/Expired                                 (58,567)
                                                           ---------
         Outstanding at June 30, 2002                      2,288,891
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
Accordingly, during the first nine months of 2002, the Company recognized $5.7 million of retail revenue, which equals 75% of the $7.6 million payment received. The Company expects to recognize an additional 25%, or $1.9 million, in the last quarter of the fiscal year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly
Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any management assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors, including but not limited to, our dependence on a limited number of customers for a substantial portion of our revenue, our ability to manage rapid growth, our ability to obtain necessary raw materials and minimize fluctuations in raw material prices, the impact of the highly competitive environment in which we operate, reliance exclusively on a single product category, our limited experience in the branded retail pasta business, our ability to attract and retain key personnel, our ability to cost-effectively transport our products and the significant risks inherent in our recent international expansion. For additional discussion of the principal factors that could cause actual results to be materially different, refer to our
Annual Report on Form 10-K filed by the Company on December 26, 2001 with the
Securities and Exchange Commission (Commission File No. 001-13403), any
amendments thereto and other matters disclosed in the Company's other public filings. This report has been filed with the Securities and Exchange Commission
(the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the
SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly
Report to reflect future events or developments.

Results of Operations

General

     Markets. We are the largest producer and one of the fastest-growing marketers of dry pasta in North America. We produce and sell our pasta products from three plants in the United States and one plant in Italy.

     Our customers are generally separated into two groups: Retail, which includes our own product brands (e.g. Mueller's, Anthony's, Globe/A-1, Luxury,
Mrs. Grass, Pennsylvania Dutch, R & F, and Ronco), and our private label business and comprised 73.1% and 74.4% of revenue for the three and nine month periods ended June 30, 2002, respectively; and Institutional, which includes ingredient, foodservice and government contracts, and comprised 26.9% and 25.6%
of revenue for the three and nine month periods ended June 30, 2002, respectively.

     Costs. Our primary costs are durum wheat, packaging materials, labor, and selling and marketing. Durum wheat is a cash crop, the average monthly market price of which fluctuates. We manage our durum wheat cost risk through cost pass-through mechanisms and other arrangements with our customers and advance purchase contracts which are generally less than twelve months' duration. Our labor costs remain relatively stable, but are declining as a percentage of revenue.

     Selling and marketing costs have increased substantially over the last two years in line with the significant expansion of our Retail business. These costs increased 114.4% from our 1999 fiscal year through our 2001 fiscal year, increasing from $14.9 million to $31.8 million over this three-year period, and constituted 13.5% of revenues for the nine months ended June 30, 2002. We expect selling and marketing expense to continue in excess of 12% of revenues for the foreseeable future.

     Brand Acquisitions. In November 2000, we purchased the Mueller's pasta brand from Bestfoods. In July 2001, we purchased seven pasta brands from Borden
Foods. As discussed below, the timing of these brand acquisitions had an impact on the period-to-period comparisons.

Third quarter fiscal 2002 compared to third quarter fiscal 2001.

     Revenues. Total revenues increased $14.5 million, or 18.7%, to $91.8 million for the three-month period ended June 30, 2002, from $77.3 million for the three-month period ended June 30, 2001. The increase for the three-month period ended June 30, 2002 was due primarily to organic volume growth and volume growth from acquisitions. In addition, we benefited from a U.S. government dumping and subsidy offset payment (see Note 3 to the Consolidated Financial
Statements), with $1.9 million recorded as gross revenue in the current quarter.
There was little change to average prices during the quarter, compared to a year ago.

     Revenues for the Retail market increased $11.9 million, or 21.6%, to $67.1 million in the current period, compared to $55.2 million for the three-month period ended June 30, 2001. The increase primarily reflects volume growth of
20.1%, much of which came from the brand acquisitions, and Retail revenue of
$1.9 million, which represents 25% of the $7.6 million U.S. government payment received in December 2001. (See Note 3 to the Consolidated Financial
Statements.) There was little change to average prices during the quarter, compared to a year ago.

     Revenues for the Institutional market increased $2.6 million, or 11.5%, to
$24.7 million for the three-month period ended June 30, 2002, from $22.1 million for the three-month period ended June 30, 2001. This increase was primarily a result of higher volumes in all Institutional businesses.

     Gross Profit. Gross profit increased $7.2 million, or 28.5%, to $32.5 million for the three-month period ended June 30, 2002, from $25.3 million for the three-month period ended June 30, 2001. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of our branded products. Additionally, gross margin benefited from lower manufacturing and logistics costs. Gross profit as a percentage of revenues increased to 35.4% for the three-month period ended June
30, 2002, from 32.7% for the three-month period ended June 30, 2001. The increase in gross profit as a percentage of revenues relates to incremental gross profit on branded products subsequent to the acquisitions. For the remainder of the 2002 year, we expect year over year increases in gross profit percentage to continue as a result of the brand acquisitions.

     Selling and Marketing Expense. Selling and marketing expense increased $3.4 million, or 46.2%, to $10.8 million for the three-month period ended June 30,
2002, from $7.4 million for the three-month period ended June 30, 2001. Selling and marketing expense as a percentage of revenues increased to 11.8% for the three-month period ended June 30, 2002, from 9.6% for the comparable prior year period. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with our branded business. Going forward, we expect selling and marketing expenses to exceed 12% of net revenues due to the additional promotional expenses associated with the branded retail business.

     General and Administrative Expense. General and administrative expense increased $0.1 million, or 2.8%, to $2.8 million for the three-month period ended June 30, 2002, from $2.7 million for the comparable prior year period.
General and administrative expense as a percentage of revenues decreased to 3.1%
from 3.5%.

     Operating Profit. Operating profit for the three-month period ended June
30, 2002, was $18.8 million, an increase of $3.7 million or 24.5% over the $15.1 million reported for the three-month period ended June 30, 2001. Operating profit increased as a percentage of revenues to 20.5% for the three-month period ended June 30, 2002, from 19.6% for the three-month period ended June 30, 2001, as a result of the factors discussed above.

     Interest Expense. Interest expense was $2.2 million for the three-month periods ended June 30, 2002 and June 30, 2001. The effect of higher borrowings to fund acquisitions and capital expenditures was offset by lower interest rates in the current period.

     Income Tax. Income tax expense for the three-month period ended June 30,
2002, was $5.7 million, increasing $1.2 million from the $4.5 million reported for the three-month period ended June 30, 2001, and reflects an effective income tax rate of approximately 34.0% and 34.5%, respectively.

     Net Income. Net income for the three-month period ended June 30, 2002, was
$11.0 million, increasing $2.5 million or 29.6% from the $8.5 million reported for the three-month period ended June 30, 2001. Net income as a percentage of revenues was 12.0% compared with 11.0% for the same period of 2001. Diluted earnings per share were $0.59 per share for the three-month period ended June
30, 2002 compared to $0.46 per share in the comparable prior year period, representing an increase of 28.3%.

Nine months fiscal 2002 compared to nine months fiscal 2001.

     Revenues. Revenues increased $59.9 million, or 27.4%, to $278.6 million for the nine-month period ended June 30, 2002, from $218.7 million for the nine-month period ended June 30, 2001. The increase for the nine-month period ended June 30, 2002 was primarily due to higher volumes (up 22.5%) from the brand acquisitions and organic growth (up 12.1%). In addition to volume growth, average prices were higher primarily due to the brand acquisitions. Also included in Retail revenue is $5.7 million, which represents 75% of the $7.6 million Department of Commerce payment received in December 2001. (See Note 3 to the Consolidated Financial Statements.)

     Revenues for the Retail market increased $51.4 million, or 33.0%, to $207.3 million for the nine-month period ended June 30, 2002, from $155.8 million for the nine-month period ended June 30, 2001. The increase primarily reflects volume growth of 26.7%, much of which came from the brand acquisitions, and the higher per unit selling prices of the acquired brands.

     Revenues for the Institutional market increased $8.5 million, or 13.5%, to
$71.4 million for the nine-month period ended June 30, 2002, from $62.9 million for the nine-month period ended June 30, 2001. This increase was primarily due to volume growth in the ingredient market of 12.9%, and higher average selling prices.

     Gross Profit. Gross profit increased $31.3 million, or 46.2%, to $99.1 million for the nine-month period ended June 30, 2002, from $67.8 million for the nine-month period ended June 30, 2001. This increase was primarily attributable to revenue growth associated with increased volumes and the higher per unit selling prices of our branded products. Additionally, gross margin benefited from lower manufacturing and logistics costs. Gross profit as a percentage of revenues increased to 35.6% for the nine-month period ended June
30, 2002 from 31.0% for the nine-month period ended June 30, 2001. The increase in gross profit as a percentage of revenues relates primarily to incremental gross profit on our branded products subsequent to the acquisitions. For the remainder of the 2002 year, we expect year over year increases in gross profit to continue as a result of our brand acquisitions.

     Selling and Marketing Expense. Selling and marketing expense increased
$17.5 million, or 87.6%, to $37.5 million for the nine-month period ended June
30, 2002, from $20.0 million for the nine-month period ended June 30, 2001.
Selling and marketing expense as a percentage of revenues was 13.5% for the nine-month period ended June 30, 2002, up from 9.1% for the comparable prior year period. This increase was primarily due to higher marketing costs associated with higher retail revenues as well as incremental marketing and personnel costs associated with our branded business. Going forward, we expect selling and marketing expenses to exceed 12% of net revenues due to the additional promotional support dedicated to the branded business.

     General and Administrative Expense. General and administrative expense increased $1.5 million, or 20.3%, to $9.0 million for the nine-month period ended June 30, 2002, from $7.5 million for the comparable prior year period.
General and administrative expense as a percentage of revenues was 3.2% for the nine-month period ended June 30, 2002, down from 3.4% for the comparable prior year period. The majority of the increase relates to personnel costs associated with the brand acquisitions.

     Provision for Acquisition Related Expenses. The provision for acquisition related expense of $1.8 million for the nine-month period ended June 30, 2001 consisted of one-time costs associated with the Mueller's acquisition.

     Operating Profit. Operating profit for the nine-month period ended June 30,
2002, was $52.6 million, an increase of $14.1 million or 36.6% over the

$38.5 million reported for the nine-month period ended June 30, 2001, and increased as a percentage of revenues to 18.9% for the nine-month period ended
June 30, 2002, from 17.6% for the nine-month period ended June 30, 2001 as a result of the factors discussed above.

     Interest Expense. Interest expense for the nine-month period ended June 30,
2002, was $7.1 million, increasing $1.4 million from the $5.8 million reported for the nine-month period ended June 30, 2001. The increase is related to borrowings associated with the brand acquisitions and capital expenditures, offset by lower interest rates in the current period.

     Income Tax. Income tax expense for the nine-month period ended June 30,
2002, was $15.5 million, increasing $4.2 million from the $11.3 million reported for the nine-month period ended June 30, 2001, and reflects an effective income tax rate of approximately 34.1% and 34.5%, respectively.

     Net Income. Net income for the nine-month period ended June 30, 2002, was
$29.9 million, increasing $8.5 million or 39.6% from the $21.4 million reported for the nine-month period ended June 30, 2001. Diluted earnings per common share were $1.60 per share for the nine-month period ended June 30, 2002 compared to
$1.19 per share for the nine-month period ended June 30, 2001.

Financial Condition and Liquidity

     Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled
$9.0 million, and net working capital totaled $78.1 million at June 30, 2002.

     Our net cash provided by operating activities totaled $37.1 million for the nine-month period ended June 30, 2002 compared to $35.2 million for the nine-month period ended June 30, 2001. Improved operating results were offset by increased working capital requirements, primarily related to an increase in inventory.

     Cash used in investing activities principally relates to our investments in manufacturing, distribution and milling assets. Capital expenditures were $51.0 million for the nine-month period ended June 30, 2002 compared to $25.3 million in the comparable prior fiscal year period. The primary increase in such spending for the nine-month period ended June 30, 2002 was related to significant capital expenditures for our new Arizona manufacturing facility. The total cost of this facility is expected to be approximately $45 million, and completion is expected in early fiscal year 2003. In addition to the new Arizona facility, we plan to spend approximately $5.0 million in the remainder of fiscal year 2002, primarily for cost saving projects, maintenance projects, and capacity expansion projects. We anticipate completion of these projects during the year ending September 30, 2002.

     Net cash provided by financing activities was $17.6 million for the nine-month period ended June 30, 2002 compared to net cash provided of $19.7 million for the nine-month period ended June 30, 2001. The increase is primarily the result of borrowings to fund the new Arizona facility.

     We currently use cash from operations and borrowings to fund capital expenditures, repayments of debt, and working capital requirements. We expect that future cash requirements will continue to be principally for capital expenditures, repayments of indebtedness, and working capital requirements.

     We have current commitments for $19.3 million in raw material purchases for fiscal year 2002 and 2003. Additionally, we have approximately $24.0 million in expenditures remaining under the previously referenced capital programs.
Included in this total is $20.0 million for the Arizona facility, which is expected to be spent over the remainder of 2002 and early in fiscal 2003. We expect to fund these commitments from operations and borrowings under our credit facility. The credit facility currently has available capacity of approximately
$69 million. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We currently have no other material commitments.

     We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $145 million outstanding at June 30, 2002. The estimated fair value of the interest rate swap agreements of $(1,631,000) is the amount we would be required to pay to terminate the swap agreements at June 30, 2002. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.5 million for the quarter ended June 30, 2002. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholders' equity.

     The functional currency for our Italy operation is the Euro. At June 30,
2002, long-term debt includes obligations of 37.5 million Euros ($35.8 million)
under a credit facility which bears interest at a variable rate based upon the
Euribor rate.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-----------------------------------
                  Not applicable

Item 2.           Changes in Securities
---------------------------------------
                  Not applicable

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------
                  Not applicable

Item 5.           Other Information
-----------------------------------
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------
(a)      Exhibits.

         10.  Employment Agreement with Timothy S. Webster dated May 30, 2002.

         99.  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

August 5, 2002                  /s/ Timothy S. Webster
-------------------------       --------------------------------------------
Date                             Timothy S. Webster
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

August 5, 2002                  /s/ Warren B. Schmidgall
-----------------------         --------------------------------------------
Date                             Warren B. Schmidgall
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     ----------------------------------------------------------------

10.             Employment Agreement with Timothy S. Webster dated May 30, 2002.

99.             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002