Form 10-K
period 2002-09-27
AMERICAN ITALIAN PASTA CO
filed 2002-12-20
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the fiscal year ended:   September 27, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of Securities Exchange Act). Yes [X] No [ ]

         As of December 10, 2002 the aggregate market value of the Registrant's
Class A Convertible Common Stock held by non-affiliates (using the New York
Stock Exchange's closing price) was approximately $631,599,650.

         The number of shares outstanding as of December 10, 2002 of the
Registrant's Class A Convertible Common Stock was 17,700,855 and there were no shares outstanding of the Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 2002
Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed no later than 120 days after September 27, 2002.

Introduction and Certain Cautionary Statements
----------------------------------------------

         American Italian Pasta Company's ("we" or the "Company") fiscal year end is the last Friday of September or the first Friday of October. This results in a 52- or 53-week year depending on the calendar. Our first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. Fiscal 2003 will be 53 weeks and end on October 3, 2003. For purposes of this Annual Report on Form
10-K (this "Annual Report"), all fiscal years are described as having ended on
September 30.

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

         We hold a number of federally registered and common law trademarks, which are used throughout this Annual Report. We have registered the following marks, among others, with the U.S. Patent and Trademark Office: AIPC, American
Italian Pasta Company, Pasta LaBella, Montalcino, Calabria, Heartland,
Mueller's, Anthony's, Globe/A-1, Luxury, Mrs. Grass, Pennsylvania Dutch, R & F,
and Ronco.

                                  RISK FACTORS

         You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this prospectus, before making an investment in our common stock. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business is dependent on several major customers.

         Historically, a limited number of customers have accounted for a substantial portion of our revenues. During fiscal 2002, 2001 and 2000, Sysco accounted for approximately 11%, 13% and 15% of our revenues, respectively, and
Wal*Mart, Inc. (including Sam's Wholesale Club) accounted for approximately 13%,
12% and 15% of our revenues, respectively, over the same periods. We expect that we will continue to rely on a limited number of major customers for a substantial portion of our revenues in the future.

         We have a mutually exclusive supply contract with Sysco (the "Sysco
Agreement") that is effective through June 2003, with a renewal option at
Sysco's discretion for an additional three-year period. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of our Missouri plant. Under the Sysco Agreement, we are restricted from supplying pasta products to foodservice businesses other than
Sysco without Sysco's consent.

         We do not have supply contracts with a substantial number of our customers, including Wal-Mart and Sam's Wholesale Club. We depend on our customers to sell our products and to assist us in promoting customer acceptance of, and creating demand for,

our products. If our relationship with one or more of our major customers changes or ends, our sales could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

The market for pasta products is highly competitive, and we face competition from many established domestic and foreign producers. We may not be able to compete effectively with these producers.

         The markets in which we operate are highly competitive. We compete against numerous well-established national, regional, local and foreign companies in the procurement of raw materials, the development of new pasta products and product lines, the improvement and expansion of previously introduced pasta products and product lines and the production, marketing and distribution of pasta products. Competition for pasta products is based primarily on product quality and taste, pricing, packaging, and customer service capabilities. Our ability to be an effective competitor will depend on our ability to compete on the basis of these characteristics. We believe that we currently compete favorably with respect to these factors. However, we cannot assure you that we will continue to be able to do so in the future. Some of our competitors have longer operating histories, significantly greater brand recognition and greater production capacity and financial and other resources than we do. Our direct competitors include large multi-national companies such as New World Pasta LLC and Barilla (an Italian-owned company with manufacturing facilities in the U.S.), regional U.S. producers such as Dakota Growers Pasta
Company, Philadelphia Macaroni Co. Inc. and A. Zerega's Sons, Inc., each an independent producer. We also compete against food processors such as Kraft
Foods, General Mills, Inc., ConAgra, Campbell Soup Company and Stouffers Corp.,
that produce pasta internally as an ingredient for use in food products. We also compete with Italian producers such as De Cecco. We cannot assure you that our customers will continue to buy our products or that we will be able to compete effectively with all of these competitors.

         In 2001 we commenced operations in Italy to produce pasta to sell in the U.S., the United Kingdom and continental Europe. Competition in these international markets is also intense and comes primarily from major Italian pasta companies such as De Cecco and Barilla, and from several small, locally recognized producers. We have significantly more experience in U.S. markets than in European markets and there is no assurance we will be able to achieve a significant presence in those markets.

If aggregate production capacity in the U.S. pasta industry increases, we may have to adopt a more aggressive pricing strategy, which would negatively affect our results of operation.

         Our competitive environment depends on the relationship between aggregate industry production capacity and aggregate market demand for pasta products. Increases in production capacity above market demand could have a material adverse effect on our business, financial condition and results of operations. Over the past three years, our new plant in Arizona is the only new pasta manufacturing facility completed in the U.S. and several smaller facilities have been closed, resulting in a net contraction of North American pasta production. However, if pasta production capacity were to expand in the future as a result of, for example, a new competitor entering the market or an existing competitor adding additional manufacturing capacity, it may increase competition and supply of products which could lead to more aggressive pricing strategies, potentially causing pressure on profit margins or reduced market shares with a material adverse effect on our business, financial condition and results of operations.

If existing anti-dumping measures imposed against certain foreign imports terminate, we will face increased competition from foreign companies that are subsidized by their governments and could sell their products at significantly lower prices than us, which could negatively affect our profit margins or market shares.

         Domestic pasta prices are also influenced by competition from foreign pasta producers and, as such, by the trade policies of both the U.S. government and foreign governments. Several foreign producers, based principally in Italy and Turkey, have aggressively targeted the U.S. pasta market in recent years. In
1996, a U.S. Department

of Commerce ("Commerce") investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, Commerce imposed anti-dumping and countervailing duties on Italian and Turkish imports (the "Anti-dumping Order").
The Anti-dumping Order was extended for five years through 2006. While such duties may enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there can be no assurance that these duties will be maintained for any length of time, or that these or other foreign producers will not sell competing products in the United
States at prices lower than ours. During fiscal 2002, we received payments from the U.S. government under the Anti-dumping Order in an aggregate amount of approximately $7.6 million. We cannot assure you that we will continue to receive such payments in the future. Furthermore, bulk imported pasta and pasta produced in the U.S. by foreign firms are generally not subject to anti-dumping and countervailing duties. If foreign pasta producers enter the U.S. market by establishing production facilities in the United States, this would further increase competition in the U.S. pasta market. If we are unable to compete effectively with these competitors, it could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulty in managing our growth.

         We have experienced rapid growth and we expect to continue significant growth in the future. Successful management of any such future growth will require us to continue to invest in and enhance our operational, financial and management information resources and systems, accurately forecast and meet sales demand, accurately forecast retail sales, control overhead and attract, train, motivate and manage our employees effectively. There can be no assurance that we will continue to grow or that we will be effective in managing our future growth. Any failure to effectively manage growth could be detrimental to our goals of increasing revenues and market share and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to sustain our historical growth rate.

         We have grown our revenues and unit volumes rapidly over the last several years. This growth has come primarily from gaining market share at the expense of our competitors and expansion through acquisitions. There can be no assurance that we will be able to continue to grow our business at the rates we have experienced in the past.

The purchase of the Mueller's® pasta brand and the seven brands acquired from
Borden Foods moves us into the branded retail pasta business where we have relatively limited experience.

         Our purchase of the Mueller's® pasta brand in November of 2000, and several pasta brands from Borden in July of 2001, and other smaller acquisitions in 2002, significantly increases our investments in the branded retail market, a market in which we had relatively little direct experience prior to the acquisitions. Retail pasta sales are subject to intense competition, changes in consumer preferences, the effects of changing prices for raw materials and local economic conditions. The success of our branded business will be dependent upon our ability to manage the brands successfully (including implementing effective marketing and trade promotion programs), to anticipate and respond to new consumer trends and to maintain key customer relationships in order to compete effectively with lower priced products in a consolidating environment. Because we have limited experience in this market, we cannot assure you that we will be able to successfully manage the branded retail pasta business we acquired. If we are unable to effectively manage this business, it could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of these acquisitions, we are now marketing our own brands of pasta and therefore, in some cases, competing with our customers' private label brand manufactured by us. This competition may have an adverse effect on our relationships with these customers.

Our business is completely dependent upon dry pasta as our only product line.

         We focus exclusively on producing and selling dry pasta. We expect to continue to receive substantially all of our revenues from the wholesale and retail sale of pasta and pasta-related products. In addition, our pasta production equipment is highly specialized and is not adaptable to the production of non-pasta food products. From time to time, consumer preference for pasta and other grain-based foods has been affected by dietary changes which de-emphasize carbohydrates and starches. Because of our product concentration, any decline in consumer demand or preference for dry pasta, or any other factor that adversely affects the pasta market, could have a more significant adverse effect on our business, financial condition and results of operations than on pasta producers that also produce other products.

Cost increases or crop shortages in durum wheat or cost increases in packaging materials could adversely affect us.

         The principal raw material in our products is durum wheat. During fiscal 2002 and 2001, the cost of durum wheat represented in excess of 30% of our total cost of goods sold. Durum wheat is used almost exclusively in pasta production and is a narrowly traded, cash-only commodity crop. We attempt to minimize the effects of durum wheat cost fluctuations through forward purchase contracts with suppliers and agreements with many of our customers that include cost adjustment provisions. Our commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on our profitability, but by doing so we may temporarily affect our ability to benefit from possible durum wheat cost decreases. The supply and price of durum wheat is subject to market conditions and is influenced by several factors beyond our control, including general economic conditions, natural disasters and weather conditions, competition, and governmental programs and regulations. Currently, there is an ongoing investigation by the International Trade Commission (ITC) and the
Department of Commerce on alleged dumping of Canadian durum wheat into the U.S.
market. Preliminary and final determinations are expected by March and summer
2003, respectively. If tariffs are imposed on Canadian durum imports, the supply and cost of durum wheat may be adversely affected. The supply and cost of durum wheat may also be adversely affected by insects and plant diseases. We also rely on the supply of plastic, corrugated and other packaging materials, which fluctuate in price due to market conditions beyond our control. During fiscal
2002 and 2001, the cost of packaging materials represented less than 10% of our total cost of goods sold.

         The costs of durum wheat and packaging materials have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Increases in the cost of durum wheat or packaging materials could have a material adverse effect on our operating profit and margins unless and until we are able to pass the increased cost along to our customers. Historically, changes in sale prices of our pasta products have lagged changes in our materials costs. Competitive pressures may also limit our ability to raise prices in response to increased raw or packaging material costs. Accordingly, there can be no assurance as to whether, or the extent to which, we will be able to offset durum wheat or packaging material cost increases with increased product prices.

The costs associated with any strategic acquisitions we make may outweigh the benefits we expect to receive from the acquired business or assets.

         Since November 2000, we have completed two brand acquisitions for aggregate consideration of approximately $119.4 million. During the same period, we looked at other acquisition opportunities and we expect to continue doing so in the future. As we complete these acquisitions, we must then integrate the acquired assets or business into our existing operations. This integration process may result in unforeseen difficulties and could require significant time and attention from our management that would otherwise be directed at developing our existing business. In addition, we could discover undisclosed liabilities resulting from any acquisitions that we may become responsible for. Further, we cannot be certain that the benefits that we anticipate from these acquisitions will develop. For example, we cannot assure you that our acquisition of the
Mueller's® pasta brand or the seven pasta brands we acquired from Borden Foods or the

integration of those brands into our existing business will be successful, will yield the expected benefits to us or will not adversely affect our business.

We may acquire additional pasta brands or other pasta-related businesses, products or processes. If we cannot do so cost-effectively, our business and financial results may be adversely affected.

         Our future growth depends in part on our acquisition of additional pasta brands or other pasta-related businesses, products or processes. There is no assurance that we will be able to find suitable acquisitions available for purchase or that we will be able to make acquisitions at favorable prices. In addition, if we do successfully identify and complete acquisitions in the future, the acquisitions may involve the following risks:

     o    increases in our debt and contingent liabilities;

     o    entering geographic markets in which we have little or no direct prior experience;

     o    unanticipated or undiscovered legal liabilities or other obligations of acquired businesses; and

     o    the integration of acquired businesses into our existing business may not be successful.

We may acquire one or more additional complementary businesses other than the production of pasta. Operating more than one type of business presents many significant risks that could, individually or together, have a material adverse effect on our business and financial results.

         We may expand beyond our current single-product business. To do so, we may acquire an established operating business or we may invest in another complementary business in its early development. Our success in acquiring or investing in other businesses is subject to the following risks:

     o    we do not have a history of operating, and may not be able to successfully operate, another business that has different operating dynamics, competition, customers and suppliers from our existing business;

     o    we may not be able to hire and train experienced and dedicated operating personnel; and

     o    our management resources will be placed under additional burdens.

We must manage our production and inventory levels in order to operate cost effectively.

         Most of our customers use, to some extent, inventory management systems that track sales of particular products and rely on reorders being rapidly filled by suppliers to meet consumer demand rather than on large inventories being maintained by retailers. Although these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a portion of the retailer's inventory management cost to the supplier. This results in our carrying extra inventory to meet customers demands. Our production of excess inventory to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs. In addition, if we underestimate the demand for our products, we may be unable to provide adequate supplies of pasta products to retailers in a timely fashion, and may consequently lose sales.

Because we produce food products, we may be subject to product liability claims and have costs related to product recalls.

         We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury. Although we have never been involved in a product liability lawsuit, the sale of food products for human consumption involves the risk of injury to consumers as a result of tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. As a result of these issues, we are subject to U.S. Food & Drug Administration inspection and regulations and we believe our facilities comply in all material respects with all applicable laws and regulations, but there can be no assurance that we will not be subject to claims or lawsuits for injuries related to the consumption of our products. In addition, we often indemnify our customers against product liability claims related to our products and for the costs related to product recalls. We carry insurance against these matters and we believe that we would have claims against our suppliers in situations where their products were the cause of the recall or product liability claims. However, there can be no assurance that our insurance coverage would be adequate or that we would be able to recover against our suppliers. The cost of commercially available insurance has increased significantly and there can be no assurance that such insurance will be available in the future at prices that we can afford. In addition, although we have never incurred significant costs related to any product recalls, because we often indemnify our customers for costs related to product recalls, we could be subject to such expenses and any significant expenses not covered by insurance would negatively impact our operating results. A widespread product recall or a significant product liability judgment against us could cause products to be unavailable for a period of time and a loss of consumer confidence in our food products and could have a material adverse effect on our business.

Our success is dependent on the efforts of several key executives.

         Our operations and prospects depend in large part on the performance of our senior management team. The loss of the services of one or more members of our senior management team could have a material adverse effect on our ability to manage our growth and develop our existing business and could have a material adverse effect on our business, financial condition and results of operations.
No assurance can be given that we would be able to find qualified replacements for any of these individuals if their services were no longer available. We do not currently maintain key person life insurance on any of our key employees. We do, however, have employment agreements with Timothy Webster, Horst Schroeder,
David Watson, David Potter, Warren Schmidgall, Jerry Dear and Walt George.

Our business could be subject to technological obsolescence.

         We believe that one of our current competitive advantages is our state-of-the-art production equipment, which reduces our production costs and provides a cost advantage when compared to production facilities using less advanced equipment. If other pasta producers acquire similar or more advanced equipment that provides greater efficiencies, our current competitive advantage might be diminished or eliminated, potentially causing pressure on profit margins or reducing our market shares. Erosion of this advantage could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in transportation of raw materials or finished products or increases in transportation costs could adversely affect our financial results.

         Durum wheat is shipped to our production facilities in Missouri and
South Carolina directly from North Dakota, Montana and Canada under long-term rail contracts. Under these agreements, we are obligated to transport specified wheat volumes and, in the event we do not, we must reimburse the carrier for certain of its costs. We have always greatly exceeded these volume obligations.
We also have a rail contract to ship semolina, milled and processed at the
Missouri facility, to our South Carolina facility.

An extended interruption in our ability to ship durum wheat by railroad to the
Missouri or South Carolina plants, or semolina to our South Carolina facility, could cause us to incur significantly higher costs and longer lead times associated with the distribution of our pasta to our customers. If we are unable to provide adequate supplies of pasta products to our customers in a timely fashion due to such delays, we may subsequently lose sales. This could have a material adverse effect on our business, financial condition and results of operations. For example, in 1994 we experienced a significant interruption in railroad shipments due to a railroad strike. While we would attempt to find alternative transportation if we were to experience another interruption due to a strike or other event, such as a natural disaster, there can be no assurance that we would be able to do so in a timely and cost-effective manner.

Our international expansion efforts may not be successful.

         We completed the construction of a pasta-producing facility in Italy in
2000. Prior to opening this plant, we had no experience in operating or distributing products on an international basis. We also do not have the same competitive advantages in these overseas markets that we do in the U.S. We cannot assure you that our international efforts will be successful. We expect to incur significant costs in:

     o    establishing international distribution networks;

     o    complying with local regulations;

     o    overseeing the distribution of products in foreign markets; and

     o    modifying our business and accounting processing system for each international market we enter.

         If our international revenues are inadequate to offset the expense of establishing and maintaining foreign operations, our business and results of operations could be harmed. In addition, there are several risks inherent in doing business on an international level. These risks include:

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

     o    potentially adverse tax consequences; and

     o    difficulty in securing or transporting raw materials or transporting finished product.

         Any of these risks could adversely impact the success of our international operations, which could cause our results to fluctuate and our stock price to decline.

         During fiscal 2002 less than 10% of our revenues were attributable to our international operations.

Our business requires substantial capital and we carry a significant amount of debt that restricts our operating and financial flexibility.

         Our business requires a substantial capital investment, which we currently finance, and expect to continue to finance, through third-party lenders. As of September 30, 2002, we had approximately $262.5 million aggregate amount of debt outstanding, representing approximately 47% of total capitalization. The amount of debt we carry and the terms of our indebtedness could adversely affect us in several ways, including:

     o    our ability to obtain additional financing in the future for working capital, capital expenditures, and general corporate purposes, including strategic acquisitions, may be impaired;

     o    our ability to use operating cash flow in other areas of our business may be limited because a substantial portion of our cash flow from operations may have to be dedicated to the payment of the principal of and interest on our indebtedness;

     o    the terms of such indebtedness may restrict our ability to pay dividends;

     o    we may be more highly leveraged than many of our competitors, which may place us at a competitive disadvantage; and

     o    the level of debt we carry could restrict our corporate activities, including our ability to respond to competitive market conditions, to provide for capital expenditures beyond those permitted by our loan agreements, or to take advantage of acquisition opportunities and grow our business.

         We have used, and may continue to use, interest rate protection agreements covering our variable rate debt to limit our exposure to variable rates. There can be no assurance, however, that we will be able to enter into such agreements or that such agreements will not adversely affect our financial performance.

         In the event that we fail to comply with the covenants in our current or any future loan agreements, there could be an event of default under the applicable instrument, which could in turn cause a cross default to other debt instruments. As a result, all amounts outstanding under our various current or any future debt instruments may become immediately due and payable.

         If interest rates were to significantly increase or if we are unable to generate sufficient cash flow from operations in the future, we may not be able to service our debt and may have to refinance all or a portion of our debt, obtain additional financing or sell assets to repay such debt. We cannot assure you that we will be able to effect such refinancing, additional financing or asset sales on favorable terms or at all.

Our competitive position could be adversely impacted if we are unable to protect our intellectual property.

         Our brand trademarks are important to our success and our competitive position. In addition, we have several patents on unique pasta shapes. Our actions to establish and protect our brand trademarks and other proprietary rights may be inadequate to prevent imitation of our products by others.
Moreover, we may face claims by a third party that we violate their intellectual property rights. Any litigation or claims against us, whether or not successful, could result in substantial cost, divert management's time and attention from our core business, and harm our reputation.

Our operations are subject to significant government and environmental laws and regulations.

         We are subject to various laws and regulations administered by federal, state, and other governmental agencies relating to the operation of our production facilities, the production, packaging, labeling and marketing of our products and pollution control, including air emissions. Our production facilities are subject to inspection by the U.S. Food and Drug Administration,
Occupational Safety and Health Administration, and the various state agencies.
Any determination by the FDA or such other agencies that our facilities are not in compliance with applicable regulations could interfere with the continued
manufacture and distribution of the affected products, up to the entire output of the facility or facilities involved, and, in some cases, might also require the recall of previously distributed products. Any such determination could have a material adverse effect on our business, financial condition and results of operations. Under environmental laws, we are exposed to liability primarily as an owner and operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly and we may become subject to more stringent environmental laws and regulations in the future that may be retroactively applied to earlier events. In addition, compliance with more stringent environmental laws and regulations could involve significant capital investments.

We do not expect to pay dividends in the foreseeable future.

         We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay cash dividends on our common stock in the foreseeable future. Payment of dividends is also restricted by provisions in our credit facility. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board. Our board will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board may deem relevant.

A write-off of our intangible assets would affect our results of operations and could cause our stock price to decline.

         Our total assets reflect substantial intangible assets. At September
30, 2002, intangible assets totaled $119.4 million compared to $297.1 million of stockholders' equity. The intangibles represent brand and trademarks resulting primarily from our acquisitions of the Mueller's® brand and the seven pasta brands from Borden Foods. At each balance sheet date, we assess whether there has been an impairment in the value of our intangible assets. If future operating performance of one or more of our acquired brands were to fall significantly below current or expected levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for impairment of intangible assets. Any determination requiring the write-off of a significant portion of our intangible assets would have a material negative effect on our results of operations and total capitalization. This could cause our stock price to decline. As of September 30, 2002, we have determined that no impairment existed.

Terrorist attacks or acts of war may seriously harm our business.

         Terrorist attacks or acts of war may cause damage or disruption to our
Company, our employees, our facilities, our suppliers or our customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on
September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The long-term effects on our Company of the September
11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict.

                                     PART I

ITEM 1.  BUSINESS.

General
-------

         American Italian Pasta Company is the largest producer and one of the fastest-growing marketers of dry pasta in North America. We commenced operations in 1988 with the North American introduction of new, highly-efficient durum wheat milling and pasta production technology. We believe that our singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enables us to produce high-quality pasta at costs below those of many of our competitors. We believe that the combination of our cost structure, the age of competitive production capacity and our key customer relationships create significant opportunities for continued growth. During the fiscal year ended September 30, 2002, we had revenue of $380.8 million and net income of $41.3 million.

         We produce more than 175 dry pasta shapes in vertically-integrated milling, production and distribution facilities, strategically located in
Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha, Wisconsin, and
Verolanuova, Italy. We are building our fifth plant in Tolleson, Arizona. The construction of the Missouri plant in 1988 represented the first use in North
America of a vertically-integrated, high-capacity pasta plant using Italian milling and pasta production technology. We believe that this plant continues to be among the most efficient and highly-automated pasta facilities in North
America. The South Carolina plant, which commenced operations in 1995, produces only pasta shapes conducive to high-volume production and employs a highly-skilled, self-managed work force. We believe that the South Carolina plant is the most efficient retail pasta facility in North America in terms of productivity and conversion cost per pound. The Wisconsin plant, which commenced operations in 1999, produces industrial pasta for the ingredient business segment. We believe the Wisconsin plant is the only pasta production facility in
North America which is singularly focused on serving the rapidly growing ingredient pasta segment. We also believe the Kenosha plant is the most efficient ingredient pasta plant in North America in terms of productivity and conversion cost per pound. The Italy plant, which commenced operations in 2001, serves private label, foodservice, and ingredient markets in continental Europe and the United States. The Arizona plant, which will commence operations in fiscal 2003, will serve both retail and institutional customers, and is strategically located to serve western U.S. markets.

         The Company is incorporated in Delaware, our executive offices are located at 4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri 64116, and
our telephone number is (816)584-5000. Our web site is located at
http://www.aipc.com. Information contained in our web site is not a part of this
Annual Report.

Recent Developments
-------------------

         On October 2, 2002, we announced we had purchased the Martha Gooch and
LaRosa pasta brands from ADM in the United States and the Lensi brand of pasta products from Pastificio Lensi of Vinci, Italy for an approximate total of $9.5 million, including trade liabilities. The Pastificio Lensi transaction was completed prior to our fiscal year end, and the Martha Gooch and LaRosa transactions were completed in early October 2002. No manufacturing assets were included in the transactions.

         In November 2002, the Board of Directors authorized up to $20 million to implement a common stock repurchase program. During November 2002, we purchased 323,398 shares for $10,634,000, at prices ranging from $32.52 to
$33.00 per share.

         On December 13, 2002, we completed an amendment to our revolving credit facility. The amendment provides an additional $100 million term loan capacity.
The terms of the original revolving credit facility provide commitment reductions of $110 million between October 1, 2002 and October 1, 2005. The additional term loan capacity is nearly sufficient to offset the cumulative annual reductions in credit availability required by

the original credit facility. The original terms of the facility remain generally the same.

Products and Brands
-------------------

         Our product line, comprising over 3,500 items or stock-keeping units
("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, we produce pasta to our customers' specifications. We make over 175 different shapes and sizes of pasta products in over 190 package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. We contract with third parties for the production of certain specialized pasta shapes, such as stuffing shells and manicotti, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than 1% of our total unit volume in fiscal period 2002.

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

         Our U.S. production facilities are inspected twice each year by the
American Institute of Baking ("AIB"), the leading United States baking, food processing and allied industries evaluation agency for sanitation and food safety. Our plants consistently achieve the AIB's highest "Superior" rating. We also implemented a comprehensive Hazard Analysis Critical Control Point
("HACCP") program in 1994 to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products. We believe that having an AIB rating of "Superior" and meeting HACCP standards have helped us attract new business and strengthen existing customer relationships.

         Our Italian plant is our first ISO 9002 certified production facility.
Similar to the U.S., the facility is inspected by a European representative similar to AIB, EFSIS, one of the recognized European Food Safety Bodies. Our facility received the "Higher Level" certification from EFSIS, the only European pasta plant to receive this accreditation. In addition, we have implemented
HACCP and Food Safety Programs consistent with the U.S. facilities.

Marketing and Distribution
--------------------------

         We actively sell and market our products through approximately 30 employees and approximately 70 food brokers and distributors throughout the
United States, Canada and Mexico. Our senior management is directly involved in the selling process in all customer markets. Our over-arching sales and marketing strategy is to provide superior quality, a complete product offering, competitive pricing and superior customer service to attract new customers and grow existing customers' pasta sales. In the retail segment, we additionally provide a focused mass approach supplying consumer preferred regional brands, private label brands and Italian imports in distinctive packaging. The Company works with our retailer partners to develop marketing and promotional programs specifically tailored to stimulating pasta consumption in their market. We have established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement with Sysco, the nation's largest marketer and distributor of food service products. We are also the primary supplier of pasta to Sam's Wholesale Club ("Sam's Club"), the largest club store chain in the United States, and we supply private label and branded pasta to 18 of the 20

largest grocery retailers in the United States, including Kroger, Albertson's,
Ahold, Wal-Mart, Winn Dixie, Publix, Delhaize America, A &2 P, and H.E. Butt. We
also have long-term supply agreements with several private label customers, and have developed supply relationships with leading food processors, such as
ConAgra, General Mills and Kraft Foods, which use our pasta as an ingredient in their branded food products.

         Our product offering has expanded to offer "Made in Italy" pasta from our Italian facility. This facility serves both the North American and European markets with Private Label, Industrial and Food Service products.

         One of our core strengths has been the development of strong customer relationships and the establishment of a reputation as a technical and service expert in the pasta field. As part of our overall customer development strategy, we use our category management expertise to assist customers in their distribution and supply management decisions regarding pasta and new products.
Our category management experts use on-line A.C. Nielsen's supermarket data to recommend pricing, SKU assortment and shelf space allocation to both private label and branded customers. Our representatives also assist food processors in incorporating our pasta as an ingredient in their customers' food products. We regularly sponsor a "Pasta Technology Forum" which is a training and development program for our customers' production and new product personnel. In addition to technical education, we provide dedicated technical support to our institutional customers by making recommendations regarding the processing of pasta in their facilities. We believe that these value-added activities provide customers with a better appreciation and awareness of our products.

         We consistently demonstrate our commitment to customer service through the development of enhanced customer service programs. Examples of these programs include our creation of an Efficient Customer Response ("ECR") model which uses Electronic Data Interchange ("EDI") and vendor replenishment programs to assist key customers, and category management services for our private label and branded customers. These programs also enable us to more accurately forecast production and sales demand, enabling higher utilization of production capacities and lower average unit costs.

         Our four primary distribution centers in North America are strategically located in South Carolina, Wisconsin, Missouri and Southern
California to serve the national market. Additionally, we use public warehouses to facilitate the warehousing and distribution of our products. Our South
Carolina and Missouri distribution centers are integrated with our production facilities, and in fiscal 2003 we will close our Southern California warehouse and integrate it with our new Arizona manufacturing facility. Finished products are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for automated palletization and storage until shipping. The combination of integrated facilities and multiple distribution centers enables us to realize significant distribution cost savings and provides lead time, fill rate and inventory management advantages to our customers. The operation of the Missouri and South Carolina distribution centers is outsourced under a long-term agreement with Lanter
Company, a firm specializing in warehouse and logistics management services.

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

         Durum wheat is shipped to our production facilities in Missouri and
South Carolina directly from North Dakota, Montana and Canada under long-term rail contracts with our most significant rail carriers, the Canadian Pacific
Rail System and Norfolk Southern. Under these agreements, we are obligated to transport specified wheat volumes. If we do not meet the volumes, we must reimburse the carrier for certain of its costs. Currently, we are in compliance with such volume obligations.

         We purchase the raw material requirements (including semolina and semolina/flour blends) for our Kenosha, Wisconsin facility from Horizon Milling,
LLC (a joint venture between Harvest States and Cargill) under the terms of a long-term supply agreement. We believe the quality of the purchased raw materials is consistent with our internally milled products. We also believe the terms of the supply agreement are favorable versus other market options.

         We will purchase the raw material requirements (including semolina and semolina/flour blends) for our Tolleson, Arizona facility from Bay State Milling
Company under the terms of a long-term supply agreement. We also believe the terms of the Bay State Milling Company supply agreement are favorable versus other market options.

         In Europe, we purchase our semolina requirements from Italian mills to meet our specific quality and customer needs.

         We purchase our packaging supplies, including poly-cellophane, paperboard cartons, boxes and totes from third parties. We believe we have adequate sources of packaging supplies.

Trademarks and Patents
----------------------

         We hold a number of federally registered and common law trademarks which we consider to be of considerable value and importance to our business including AIPC American Italian Pasta Company, American Italian, Mueller's, and
Pasta LaBella. The Company has registered the AIPC, American Italian Pasta
Company, Pasta LaBella, Montalcino, Calabria, Heartland, Mueller's, Anthony's,
Globe/A-1, Luxury, Mrs. Grass, Pennsylvania Dutch, R & F, and Ronco.

Dependence on Major Customers
-----------------------------

         Historically, a limited number of customers have accounted for a substantial portion of our revenues. During the fiscal years ended September 30,
2002, 2001 and 2000, Sysco accounted for approximately 11%, 13% and 15%, respectively, and sales to Wal*Mart, Inc. (including Sam's Wholesale Club)
accounted for approximately 13%, 12% and 15%, respectively, of our revenues.
During fiscal 2000, sales to Bestfoods accounted for approximately 23% of our revenues. With our acquisition of the Mueller's brand on November 14, 2000, we no longer have revenues arising from transactions with Bestfoods. We expect to continue to rely on a limited number of major customers for a substantial portion of our revenues in the future. We have an exclusive supply contract with
Sysco (the "Sysco Agreement") through June 2003, with a renewal option by Sysco for one additional three-year period. We do not have long-term supply contracts with a substantial number of our other customers, including Wal*Mart and Sam's
Club. Accordingly, we are dependent upon our other customers to sell our products and to assist us in promoting market acceptance of, and creating demand for, our products. An adverse change in, or termination or expiration without renewal of, our relationships with or the financial viability of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

         Pursuant to the Sysco Agreement, we are the primary supplier of pasta for Sysco and have the exclusive right to supply pasta to Sysco for sale under
Sysco's brand names. Sysco, which operates from approximately 65 operating companies and distribution facilities nationwide, provides products and services to approximately 350,000 restaurants, hotels, schools, hospitals, and other institutions, as well as the U.S. government. Sysco exercised its option to renew its agreement for an additional three years through June 30, 2003, and has an option to renew the agreement for one additional three-year period. Our products are sold to Sysco on a cost-plus basis, with annual adjustments based on the prior year's costs. Under the Sysco Agreement, we may not supply pasta products to any business other than Sysco in the United States, Mexico or Canada that operates as, or sells to, institutions and businesses which provide food for consumption away from home (i.e. food service businesses) without Sysco's prior consent. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of our Missouri plant. We are currently discussing certain contract modifications with Sysco in connection with its exercise of this extension option.

Competition
-----------

         We operate in a highly competitive environment against numerous well-established national, regional and foreign companies, and many smaller companies. Our competitors include both independent pasta producers and pasta divisions and subsidiaries of large food products companies. We compete in the procurement of raw materials, the development of new products and product lines, the improvement and expansion of previously introduced products and product lines and the production, marketing and distribution of these products. Some of these companies have longer operating histories, significantly greater brand recognition and financial and other resources. Our products compete with a broad range of food products, both in the retail and institutional customer markets.
Competition in these markets generally is based on product quality and taste, pricing, packaging and customer service and logistics capabilities. We believe that we currently compete favorably with respect to these factors.

         Our direct competitors include large multi-national companies such as
New World Pasta LLC, and Barilla (an Italian-owned company with manufacturing facilities in the U.S.), regional U.S. producers of retail and institutional pasta such as Dakota Growers Pasta Company, Philadelphia Macaroni Co. Inc. and
A. Zerega's Sons, Inc., each an independent producer, and foreign companies such as Italian pasta producers De Cecco. We also compete against food processors such as Kraft Foods, General Mills, Inc., ConAgra, Campbell Soup Company and
Stouffers Corp., that produce pasta internally as an ingredient for use in their food products. For sales in Europe, our Italian plant competes with Barilla and other small regional pasta producers.

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

Pasta Industry and Markets
--------------------------

         Although we have sales in the competitive European markets, the majority of revenues in fiscal 2002 were for sales in North America.

         North American pasta consumption is estimated to have been between 4.0 to 4.5 billion pounds in 2002. The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii)
Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

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

         Customer Markets - Retail. The U.S. retail market includes traditional grocery retailers and fast-growing club store and mass merchants, such as
Wal*Mart. AIPC is the leading producer of retail dry pasta in the U.S. with a market share of 33.5% for the year

ended September 30, 2002 (per A.C. Nielsen on pound basis). The second largest purveyor of pasta is New World Pasta with a 26% market share, while Barilla is third at 11%. AIPC's strategy is to provide our retailer partners with a full portfolio of pasta alternatives from consumer preferred regional brands to high margin store brands to "Made in Italy" imported products, all delivered within the highest quality standards and with exceptional customer service. This strategy appears to be working for the Company and our retail partners as AIPC's market share grew from 31.5% in the first fiscal quarter to 35.2% in the fourth fiscal quarter.

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

         The Institutional market also includes sales to food processors who use pasta as an ingredient in their food products such as frozen dinner entrees and side dishes, dry side dish mixes, canned soups and single-serve meals. Large food processors that use pasta as a food ingredient include Kraft Foods,
Stouffers Corp., Campbell Soup Company, ConAgra, Inc., and General Mills. The
consistency and quality of the color, starch release, texture, cooking consistency, and gluten and protein content of pasta produced for food processors is crucial to their products' success. As a result, food processors have stringent specifications for these attributes.

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

Employees
---------

         As of September 30, 2002, we employed 627 full-time persons worldwide, of whom 124 were exempt, 62 salaried non-exempt, 190 manufacturing non-exempt, and 251 manufacturing hourly employees. Our U.S. employees are not represented by any labor unions. We consider our employee relations to be excellent.

ITEM 2.  PROPERTIES.

         Production Facilities. Our pasta production plants are located near
Kansas City in Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha,
Wisconsin, and Verolanuova, Italy. Our U.S. facilities are strategically located to support North American distribution

of our products and benefit from the rail and interstate highway infrastructure.
At September 30, 2002, our U.S. facilities had combined annual milling and production capacity of approximately 1.0 billion pounds of durum semolina and approximately 1.0 billion pounds of pasta.

         During the fiscal year ended September 30, 2002, we began construction of our fifth plant in Tolleson, Arizona, which will add capacity of approximately 100 million pounds of pasta, and will serve the western markets.

         Distribution Centers. We own the distribution centers adjoining our
Missouri, South Carolina, Wisconsin, and Arizona plants. In addition, we lease space in public warehouses located in California, Missouri, Texas, and Indiana.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in our Definitive Proxy Statement which will be filed no later than 120 days after
September 30, 2002. All executive officers are elected annually and serve at the discretion of the Board of Directors. We have employment agreements with all of these listed below and certain other of our executive officers.

         The following table sets forth certain information about each of our executive officers as of September 30, 2002.

NAME                                AGE     POSITION
----                                ---     --------
Horst W. Schroeder.......           61      Chairman of the Board of Directors
Timothy S. Webster.......           40      President and Chief Executive Officer; Director
David E. Watson..........           47      Executive Vice President -
                                            Operations - Corporate Development
David B. Potter..........           43      Executive Vice President -
                                            Procurement and Industrial Markets
Warren B. Schmidgall.....           52      Executive Vice President and
                                            Chief Financial Officer
Jerry H. Dear............           55      Executive Vice President -
                                            Store Brands, Wal*Mart, Special Channels
Keith A. Conard..........           41      Executive Vice President - Sales and Marketing
Walter N. George.........           46      Senior Vice President - Supply Chain and Logistics

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

         David E. Watson joined us in June 1994 as Senior Vice President and
Chief Financial Officer. He was promoted to Executive Vice President and Chief
Financial Officer in June, 1997. He was promoted to Executive Vice President -
Operations Support and Technology in July 1998. He was promoted to Executive
Vice President - Operations and Corporate Development in October 2000. Prior to
joining us, Mr. Watson spent 18 years with the accounting firm of Arthur
Andersen & Co., most recently as partner-in-charge of its Kansas City and Omaha
Business Consulting Group practice. Mr. Watson is a certified public accountant.

         David B. Potter joined us in 1993 as our Director of Procurement. He was named Vice President in 1994 and Senior Vice President - Procurement in June
1997. He was promoted to Executive Vice President and General Manager -
Industrial Markets in July 1998. He was promoted to Executive Vice President -
Procurement and Industrial Markets in October 2002. Before joining us, Mr.
Potter had worked in numerous areas of Hallmark Cards and its subsidiary,
Graphics International Trading Company, from 1981 to 1993, most recently as
Business Logistics Manager.

         Warren B. Schmidgall joined us in October 1998 as Senior Vice President and Chief Financial Officer. He was promoted to Executive Vice President and
Chief Financial Officer in January 2000. Prior to that, Mr. Schmidgall worked in various executive positions at Hill's Pet Nutrition, Inc. from February 1980 to
October 1998, including Chief Financial Officer and Executive Vice President of
Operations.

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

         Walter N. George joined us in January 2001 as Senior Vice President -
Supply Chain and Logistics. Prior to joining AIPC, Mr. George was Vice President of Supply Chain for Hill's Pet Nutrition.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Class A Convertible Common Stock, par value $0.001 per share (the
"common stock") is traded on the New York Stock Exchange under the symbol "PLB".

         The range of the high and low prices per share of the common stock for fiscal 2002 and 2001 was as follows:

                             Year Ended                    Year Ended
                          September 30, 2002            September 30, 2001
                         High              Low         High              Low
                         ----              ---         ----              ---

First Quarter          $47.00           $35.02      $29.4375          $17.9375
Second Quarter         $46.74           $39.65      $36.25            $26.75
Third Quarter          $52.56           $43.75      $46.75            $31.00
Fourth Quarter         $51.85           $32.45      $48.15            $38.28

         As of December 10, 2002, there were 6,932 holders of the common stock.
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
Our current credit facility contains certain provisions which effectively limit the payment of dividends. Future borrowing agreements may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions. We have no restricted retained earnings at September 30, 2002.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected statement of income data for the fiscal years ended
September 30, 2002, 2001 and 2000 and the selected balance sheet data as of
September 30, 2002 and 2001 are derived from our Consolidated Financial
Statements including the Notes thereto audited by Ernst & Young LLP, independent auditors, appearing elsewhere in this Annual Report. The selected statement of income data for the fiscal years ended September 30, 1999 and 1998, and the selected balance sheet data as of September 30, 2000, 1999 and 1998, have been derived from our financial statements not included herein, which have been audited by Ernst & Young LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and
our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

                                                                                       FISCAL YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                 2002          2001          2000           1999           1998
                                                            ------------- ------------- ------------- -------------- --------------

                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
   STATEMENT OF INCOME DATA:
   Revenues(1)                                                 $380,799      $310,789      $248,795       $220,149       $189,390
   Cost of goods sold                                           249,000       213,086       178,810        160,449        140,110
   Plant expansion costs(2)                                          --            --            --            130          1,606
                                                            -----------   -----------   -----------   ------------   ------------
   Gross profit                                                 131,799        97,703        69,985         59,570         47,674
   Selling and marketing expense                                 48,013        30,844        16,065         14,855         12,984
   General and administrative expense                            11,801        10,278         6,263          5,580          4,948
   Provision for acquisition expenses (3)                            --         5,537            --             --             --
                                                            -----------   -----------   -----------   ------------   ------------
   Operating profit                                              71,985        51,044        47,657         39,135         29,742
   Interest expense, net                                          9,315         8,491         4,777          2,098          1,539
                                                            -----------   -----------   -----------   ------------   ------------
   Income before income tax expense and
       extraordinary loss                                        62,670        42,553        42,880         37,037         28,203
   Income tax expense                                            21,371        14,680        15,426         13,519         10,557
   Extraordinary loss, net of income taxes (4)                       --        (1,543)           --             --         (2,332)
                                                            -----------   -----------   -----------   ------------   ------------
   Net income                                                   $41,299       $26,330       $27,454        $23,518        $15,314
                                                            ===========   ===========   ===========   ============   ============

   Net income per
      common share (basic):
      Before extraordinary item                                   $2.31         $1.60         $1.53          $1.30          $1.03
      Extraordinary item                                             --          (.09)           --             --          (0.14)
                                                            -----------   -----------   -----------   ------------   ------------
      Total                                                       $2.31         $1.51         $1.53          $1.30          $0.89
                                                            ===========   ===========   ===========   ============   ============

   Weighted average common shares outstanding                    17,879        17,404        17,895         18,108         17,223
                                                            ===========   ===========   ===========   ============   ============

   Net income per
      common share assuming dilution:
      Before extraordinary item                                   $2.21         $1.53         $1.50          $1.26          $0.98
      Extraordinary item                                             --          (.08)           --             --          (0.13)
                                                            -----------   -----------   -----------   ------------   ------------
      Total                                                       $2.21         $1.45         $1.50          $1.26          $0.85
                                                            ===========   ===========   ===========   ============   ============

   Weighted average common shares outstanding                    18,695        18,186        18,298         18,621         17,937
                                                            ===========   ===========   ===========   ============   ============

   BALANCE SHEET DATA
      (AT END OF PERIOD):
   Cash and temporary investments                                $8,247        $5,284        $6,677         $3,088         $5,442
   Working capital                                               79,589        53,781        46,941         29,222         23,242
   Current ratio                                                   306%          221%          304%           212%            89%
   Net property, plant & equipment                              395,940       339,162       311,668        266,124        205,607
   Total assets                                                 640,609       560,143       383,771        322,222        259,381
   Long-term debt, less current maturities                      258,193       236,783       138,502         81,467         48,519
   Stockholders' equity                                         297,106       245,192       198,404        201,730        176,784
   Total Debt/Total Capitalization                                  47%           49%           41%            29%            22%

         (1) On October 28, 2000, the U.S. Government enacted the "Continued
Dumping and Subsidy Offset Act of 2000" which provides that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce after
October 1, 2000 will be distributed to affected domestic producers. Accordingly, in late December 2001, AIPC received payment from the Department of Commerce of
$7.6 million as our calculated share, based on tariffs liquidated by the government from October 1, 2000 to September 30, 2001 on Italian and Turkish
imported pasta. The intent of the Act, according to Congressional records, is that any funds received pursuant to the Continued Dumping and Subsidy Offset Act would be used, prospectively, by affected domestic producers to invest in personnel and make other investments as necessary to remain competitive and regain lost market share from the previously "dumped" imports. In accordance with the intent of the Act, we implemented incremental spending programs, including slotting fees to expand distribution, adding

personnel and increased promotions. After considering the incremental expenditures, most of which were recorded as a reduction of gross revenue, the net revenue impact of the dumping and subsidy offset payment was approximately
$3.7 million. Revenue was recognized over the balance of the year to match it with the incremental expenditures. The earning per share impact was approximately $.03 in the first quarter, and $.02 per quarter thereafter, for a total of $.09. There was no such revenue recognized in prior years.

         (2) Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, are reported as a separate line item in the statement of income.

         (3) Provision for acquisition expenses include incremental costs associated with the Mueller's brand acquisition ($1.8 million) and the acquisition of the seven brands from Borden Foods ($3.7 million).

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

         Our fiscal year end is the last Friday of September or the first Friday of October. This results in a 52- or 53-week year depending on the calendar. Our first three fiscal quarters end on the Friday last preceding December 31, March
31, and June 30 or the first Friday of the following month of each quarter. For purposes of this Form 10-K, our fiscal years are described as having ended on
September 30. The 2002, 2001, and 2000 fiscal years were 52-week years.

Results of Operations
---------------------

         The following table sets forth certain data from our statements of income, expressed as a percentage of revenues, for each of the periods presented.

                                                                            FISCAL YEARS ENDED
                                                                              SEPTEMBER 30,

                                                                      2002         2001         2000
                                                                      ----         ----         ----

       Revenues:
          Retail                                                     74.1%        71.9%        71.5%
          Institutional                                              25.9%        28.1%        28.5%
                                                                    ------      -------       ------
       Total revenues                                               100.0%       100.0%       100.0%
                                                                    ------       ------       ------
       Cost of goods sold                                             65.4         68.6         71.9
                                                                    ------      -------       ------

       Gross profit                                                   34.6         31.4         28.1

       Selling and marketing expense                                  12.6          9.9          6.5

       General and administrative expense                              3.1          3.3          2.5
       Provision for acquisition expenses                               --          1.8           --
                                                                    ------      -------       ------

       Operating profit                                               18.9         16.4         19.1
       Interest expense, net                                           2.5          2.7          1.9
       Income tax expense                                              5.6          4.7          6.2
       Extraordinary loss, net of income tax                            --          0.5           --
                                                                    ------      -------       ------

       Net income                                                    10.8%         8.5%        11.0%
                                                                   =======      =======      =======

       Net income excluding provision for acquisition expense          N/A        10.1%          N/A
                                                                   =======      =======      =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are the largest producer and one of the fastest-growing major marketers of dry pasta in North America. We began operations in 1988 with the introduction of new, highly-efficient durum wheat milling and pasta production technology. We believe our singular focus on pasta, our vertically-integrated facilities and highly efficient production facilities focused primarily on specific market segments and our highly skilled workforce make us a more efficient company and enable us to produce high-quality pasta at very competitive costs. We believe that the combination of our low cost structure, the addition of several new brands to our portfolio of brands, our scalable production facilities and our key customer relationships create significant opportunity for continued growth.

         We generate revenues in two customer markets: retail and institutional.
Retail market revenues include the revenues from sales of our pasta products to customers who resell the pasta in retail channels. These revenues represented
74.1% and 71.9% of our total revenue for the years ended September 30, 2002 and
2001, respectively, and include sales to club stores and grocery retailers, and encompass sales of our private label and branded products. Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice market. It also includes revenues from opportunistic sales to government agencies and other customers that we pursue periodically when capacity is available to increase production volumes and thereby lower average unit costs.
The institutional market represented 25.9% and 28.1% of our total revenue for the years ended September 30, 2002 and 2001, respectively. Average sales prices in the retail and institutional markets vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix). Generally, average retail sales prices are higher than institutional sales prices. We anticipate continued changes to historical income statement patterns resulting from the Mueller's(R) brand acquisition in November 2000, the acquisition of seven pasta brands from Borden
Foods in July 2001, and subsequent smaller acquisitions in September and October
2002. Selling prices of our branded products are significantly higher than selling prices in our other business units including private label. This is expected to result in higher revenues, gross profits, and gross margin percentages. Revenues are reported net of cash discounts, pricing allowances and product returns.

         We seek to develop strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement with Sysco and other arrangements with food industry leaders, such as
Sam's Club, that provide for the "pass-through" of direct material cost changes as pricing adjustments. The pass-throughs are generally limited to actual changes in cost and, as a result, impact percentage profitability in periods of changing costs and prices. The pass-throughs are generally effective 30 to 90 days following such cost changes and thereby significantly reduce the long-term exposure of our operating results to the volatility of raw material costs. These pass-through arrangements also require us to pass on the benefits of any price decrease in raw material cases.

         Our cost of goods sold consists primarily of raw materials, packaging, manufacturing (including depreciation) and distribution costs. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. We manage our durum wheat cost risk through durum wheat cost
"pass-through" agreements in long-term contracts and other noncontractual arrangements with our customers and advance purchase contracts for durum wheat which are generally less than twelve months' duration.

         Our capital asset strategy is to achieve low-cost production through vertical integration and investment in the most current pasta-making assets and technologies. The manufacturing- and distribution-related capital assets that have been or will be acquired to support this strategy are depreciated over their respective economic lives. Because of

the capital-intensive nature of our business and our current and future facilities expansion plans, including completion of our new facility in Arizona, we believe our depreciation expense for production and distribution assets may be higher than that of many of our competitors. Depreciation expense is a component of inventory cost and cost of goods sold. Plant expansion costs include incremental direct and indirect manufacturing and distribution costs that are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the statement of operations. By locating our newest facility in Arizona closer to our western U.S. customers, we believe we will generate significant logistical savings and provide superior service to our west coast customers, while creating additional capacity to support the continued rapid growth of our business sourced from our existing plants. We believe adding this strategic location will further enhance our low-cost producer leadership in the industry.

         Selling and marketing costs have increased substantially over the last two years in line with the significant expansion of our retail business. These costs increased 198.9% from fiscal year 2000 through fiscal year 2002, and constituted 12.6% of revenues for the year ended September 30, 2002. We do not expect continued rapid growth in our selling and marketing expenditures because we have substantially completed the development of the selling and marketing infrastructure needed to support our branded businesses. We expect selling and marketing expense to exceed 10% of revenues for the foreseeable future.

         As noted, in November 2000, we purchased the Mueller's® pasta brand from Bestfoods. In July 2001, we purchased seven pasta brands from Borden Foods.
In addition, we purchased Lensi and Gooch in September and October 2002, respectively. As discussed below, the timing of these brand acquisitions had an impact on the period to period comparisons.

Critical Accounting Policies

         This discussion and analysis discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in note 1 to our consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of intangible assets, the method of accounting for stock options, the estimates used to record product return reserves, accounts receivable and allowance for doubtful accounts and derivatives. Our management bases its estimates and judgments on its substantial historical experience and other relevant factors, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See note 1 to our consolidated financial statements for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

         Impairment Testing of Intangible Assets. In June 2001, the FASB issued
Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and
Other Intangible Assets." The provisions of SFAS No. 142, which we adopted on
October 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. SFAS No. 142 requires this testing to be performed at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These impairment tests are impacted by judgments as to future cash flows and brand performance. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to

sell. Future events could cause our management to conclude that impairment indicators exist and that the value of intangible assets are impaired.

         Stock Options. We have elected to follow Accounting Principles Board
Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations in accounting for our employee stock options and adopted the pro forma disclosure requirements under SFAS No. 123 "Accounting for Stock-Based
Compensation." Under APB No. 25, because the exercise price of our employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.0% for fiscal 2002 and 4.5% for fiscal 2001 and 2000;
dividend yields of zero; volatility factors of the expected market price of our common stock of .408 for fiscal 2002, .358 for fiscal 2001, and .483 for fiscal
2000; and a weighted-average expected life of the options of one to five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands except for earnings per share information):

                                                 2002          2001         2000
                                                 ----          ----         ----

         Pro forma net income                 $38,302       $23,924      $25,543
         Pro forma earnings per share:
                  Basic                         $2.14         $1.37        $1.43
                  Diluted                       $2.05         $1.32        $1.40

         Product Return Reserves. Revenue is recognized generally when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers occasionally return products for a variety of reasons.
Examples include product damages in transit, discontinuance of a particular size or form of product and shipping errors. We record an estimate of products to be returned by customers as a reserve against sales. We generally base this reserve on our historical returns experience and sales volume. Significant judgment is required when estimating the reserves for product returns and there is a risk that actual product returns may differ from our estimates.

         Accounts Receivable - Significant Customers. We generate approximately
25% of our revenues and corresponding accounts receivable from sales to two customers. If our primary customers experience significant adverse conditions in their industry or operations, our customers may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing firm purchase and sale commitments.

         Allowance for Doubtful Accounts - Methodology. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g.

bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, and our historical experience. If circumstances change
(i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

         Derivatives. We hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with our long-term debt and foreign currency fluctuations for transactions with our overseas subsidiary. These derivatives qualify for hedge accounting as discussed in detail in Note 1 to our consolidated financial statements. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

         To hedge foreign currency risks, we use futures contracts. The fair values of these instruments are determined from market quotes. In addition, we use some over-the-counter forward contracts in hedging these risks. These forward contracts are valued in a manner similar to that used by the market to value exchange-traded contracts; that is, using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, and interest rates observed in the market. To hedge interest rate risk, an interest rate swap is used in which we pay a variable rate and receive a fixed rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Our derivative instruments are not subject to multiples or leverage on the underlying commodity or price index. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in
Note 1 to our consolidated financial statements and the section titled
"Quantitative and Qualitative Disclosures About Market Risk."

         We consider our budgets and forecasts in determining the amounts of our foreign currency denominated purchases to hedge. We combine the forecasts with historical observations to establish the percentage of our forecast we are assuming to be probable of occurring, and therefore eligible to be hedged. The purchases are hedged for exposures to fluctuations in foreign currency exchange rates.

         We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges as the counterparties are established, well-capitalized financial institutions. Our exposure is in liquid currency (Euros), so there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

 FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
2001

         Revenues. Revenues increased $70.0 million, or 22.5%, to $380.8 million for the fiscal year ended September 30, 2002, from $310.8 million for the fiscal year ended September 30, 2001. The revenue increase was primarily due to volume growth of 20.1% over the prior year, and higher per unit selling prices primarily associated with the branded product line pasta acquisitions. In addition, we benefited from a U.S. government dumping and subsidy offset payment, with $7.6 million recorded as gross retail revenue in the year. In accordance with the intent of the Act, we implemented incremental spending programs, including slotting fees to expand distribution, adding personnel and increased promotions. After considering the incremental expenditures, most of which were recorded as a reduction of gross revenue, the net revenue impact of the dumping and subsidy offset payment was approximately $3.7 million. Revenue was recognized over the balance of the year to match it with the incremental expenditures. The earnings per share impact was approximately $.03 in the first quarter, and $.02 per quarter thereafter, for a total of $.09. Volume growth was led by the July 2001 acquisition of seven pasta brands from Borden Foods, and by private label (24.1%) and ingredient (13.2%). We expect increases in revenue in fiscal 2003 primarily due to growth with existing customers, new customer accounts and higher revenues resulting from durum pass-throughs as the cost of durum wheat has increased significantly in recent months. We also expect potential revenue increases from branded acquisitions which have not been finalized.

         Revenues for the Retail market increased $58.6 million, or 26.2%, to
$282.2 million for the fiscal year ended September 30, 2002, from $223.6 million for the fiscal year ended September 30, 2001. The increase primarily reflects volume growth of 23.2% over the prior year, including the benefit of the brands acquired in July 2001 and the benefit of the dumping and subsidy offset payment, and higher per unit selling prices associated with the branded product line pasta acquisitions.

         Revenues for the Institutional market increased $11.4 million, or
13.1%, to $98.6 million for the fiscal year ended September 30, 2002, from $87.1 million for the fiscal year ended September 30, 2001. This increase was primarily a result of volume growth of 12.7% over the prior year.

         Gross Profit. Gross profit increased $34.1 million, or 34.9%, to $131.8 million for the fiscal year ended September 30, 2002, from $97.7 million for the fiscal year ended September 30, 2001. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues increased to 34.6% for the fiscal year ended September
30, 2002 from 31.4% for the fiscal year ended September 30, 2001. The increase in gross profit as a percentage of revenues relates primarily to incremental gross profit on branded products subsequent to the acquisitions and lower operating costs as a percentage of revenues. For the fiscal year 2003, we expect increases in gross profit due to volume growth, but expect decreases in gross profit percentage due to the recent increase in the cost of durum wheat.

         Selling and Marketing Expense. Selling and marketing expense increased
$17.2 million, or 55.7%, to $48.0 million for the fiscal year ended September
30, 2002, from $30.8 million reported for the fiscal year ended September 30,
2001. Selling and marketing expense as a percentage of revenues increased to
12.6% for the fiscal year ended September 30, 2002, from 9.9% for the comparable prior period. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the branded pasta acquisitions. For the fiscal year 2003, we are expecting selling and marketing expenses to be greater than the 10% of revenues but lower than the percentage in 2002.

         General and Administrative Expense. General and administrative expense increased $1.5 million, or 14.8%, to $11.8 million for the fiscal year ended
September 30, 2002, from $10.3 million reported for the comparable period last year. General and administrative expense as a percentage of revenues decreased to 3.1% from 3.3%. The majority of the decrease relates to intangible amortization costs associated with the Mueller's brand acquisition which were expensed in fiscal 2001, but were no longer incurred in fiscal 2002 as a result of the adoption of SFAS No. 142.

         Provision for Acquisition Expenses. For the year ended September 30,
2001, the provision for acquisition expenses of $5.5 million consisted of incremental costs associated with the Mueller's brand acquisition ($1.8 million)
and the acquisition of the seven brands from Borden Foods ($3.7 million).

         Operating Profit. Operating profit for the fiscal year ended September
30, 2002, was $72.0 million, an increase of 41.0% over the $51.0 million reported for the fiscal year ended September 30, 2001. Operating profit increased as a percentage of revenues to 18.9% for the fiscal year ended
September 30, 2002, from 16.4% for the fiscal year ended September 30, 2001, as a result of the factors discussed above. Operating profit as a percentage of net revenues, excluding the provision for acquisition expenses, was 18.2% for the fiscal year ended September 30, 2001.

         Interest Expense. Interest expense for the fiscal year ended September
30, 2002, was $9.3 million, increasing 9.7% from the $8.5 million reported for the fiscal year ended September 30, 2001. The effect of higher borrowings associated with the fiscal 2001 brand acquisitions and capital expenditures was offset by lower interest rates in the current period.

         Income Tax Expense. Income tax for the fiscal year ended September 30,
2002, was $21.4 million, increasing $6.7 million from the $14.7 million reported for the fiscal year ended September 30, 2001, and reflects effective income tax rates of approximately 34.1% and 34.5%, respectively. For the fiscal year 2003, our effective income tax rate will be approximately 33%.

         Extraordinary Item. During the year ended September 30, 2001, we incurred a $1.5 million (net of tax) extraordinary loss in conjunction with the
July 2001 extinguishment of our previous line of credit following our completion of a new $300 million credit agreement. There was no such item in the current year.

         Net Income. Net income for the fiscal year ended September 30, 2002, was $41.3 million, increasing from the $26.3 million reported for the fiscal year ended September 30, 2001. Excluding the impact of the $5.5 million provision for acquisition expense, net income for the prior year totaled $30.0 million. Net income per common share-assuming dilution was $2.21 in fiscal 2002 compared to $1.45 per share for the fiscal year ended September 30, 2001.
Excluding the impact of the $5.5 million charge for non-recurring acquisition costs and the extraordinary item, diluted earnings per common share was $1.73 in the prior year. Net income as a percentage of net revenue was 10.8% versus 8.5%
in the prior year or 10.1% before the provision for acquisition expense.

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

         Revenues for the Retail market increased $46.1 million, or 25.9%, to
$223.6 million for the fiscal year ended September 30, 2001, from $177.6 million for the fiscal year ended September 30, 2000. The increase primarily reflects volume growth of 10.4% over the prior year, and higher per unit selling prices associated with the branded product line pasta acquisitions.

         Revenues for the Institutional market increased $15.9 million, or
22.4%, to $87.1 million for the fiscal year ended September 30, 2001, from $71.2 million for the fiscal year ended September 30, 2000. This increase was primarily a result of volume growth of 17.4% over the prior year and higher average selling prices.

         Gross Profit. Gross profit increased $27.7 million, or 39.6%, to $97.7 million for the fiscal year ended September 30, 2001, from $70.0 million for the fiscal year ended September 30, 2000. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues increased to 31.4% for the fiscal year ended September
30, 2001 from 28.1% for the fiscal year ended September 30, 2000. The increase in gross profit as a percentage of revenues relates to incremental gross profit on branded products subsequent to the brand acquisitions.

         Selling and Marketing Expense. Selling and marketing expense increased
$14.8 million, or 92.0%, to $30.8 million for the fiscal year ended September
30, 2001, from $16.1 million reported for the fiscal year ended September 30,
2000. Selling and marketing expense as a percentage of revenues increased to
9.9% for the fiscal year ended September 30, 2001, from 6.5% for the comparable prior period. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the Mueller's brand acquisition.

         General and Administrative Expense. General and administrative expense increased $4.0 million, or 64.1%, to $10.3 million for the fiscal year ended
September 30, 2001, from $6.3 million reported for the comparable period last year. General and administrative expense as a percentage of revenues increased to 3.3% from 2.5%. The majority of the increase relates to incremental personnel and intangible amortization costs associated with the Mueller's brand acquisition.

         Provision for Acquisition Expenses. The provision for acquisition expenses of $5.5 million for the year consisted of incremental costs associated with the Mueller's brand acquisition ($1.8 million) and the acquisition of the seven brands from Borden Foods ($3.7 million).

         Operating Profit. Operating profit for the fiscal year ended September
30, 2001, was $51.0 million, an increase of 7.1% over the $47.7 million reported for the fiscal year ended September 30, 2000. Operating profit decreased as a percentage of revenues to 16.4% for the fiscal year ended September 30, 2001, from 19.1% for the fiscal year ended September 30, 2000, as a result of the factors discussed above. Excluding the $5.5 million charge for incremental acquisition expenses, operating profit was $56.6 million, an $8.9 million or
18.7% increase over that reported in the prior year. Operating profit as a percentage of net revenues, excluding the non-recurring charge, was 18.2% versus
19.1% in the prior year.

         Interest Expense. Interest expense for the fiscal year ended September
30, 2001, was $8.5 million, increasing 77.7% from the $4.8 million reported for the fiscal year ended September 30, 2000. The increase related to borrowings associated with the brand

acquisitions, our stock repurchase program, and capital expenditures. These increases were partially offset by cash flow from operations.

         Income Tax Expense. Income tax for the fiscal year ended September 30,
2001, was $14.7 million, decreasing $.7 million from the $15.4 million reported for the fiscal year ended September 30, 2000, and reflects effective income tax rates of approximately 34.5% and 36.0%, respectively.

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

Liquidity and Capital Resources
-------------------------------

         Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled
$8.2 million and net working capital totaled $79.6 million at September 30,
2002. At September 30, 2001, cash and temporary cash investments totaled $5.3 million and working capital totaled $53.8 million. The $25.8 million increase in working capital in fiscal year 2002 was financed with the existing credit facility and cash generated by operations.

         Our net cash provided by operating activities totaled $57.5 million for the fiscal year ended September 30, 2002 compared to $44.2 million for the fiscal year ended September 30, 2001 and $38.9 million for the fiscal year ended
September 30, 2000. The increases are primarily related to increases in net income before non-cash charges, offset by increases in net working capital requirements.

         Cash flow used in investing activities principally relates to our branded product acquisitions and investments in production, distribution, milling and management information system assets. Capital expenditures, were
$72.8 million for the fiscal year ended September 30, 2002, $39.3 million for the year ended September 30, 2001 and $57.7 million for the fiscal year ended
September 30, 2000.

         Net cash provided by financing activities was $24.7 million for the fiscal year ended September 30, 2002 compared to $91.7 million for the fiscal year ended September 30, 2001, and $21.1 million for the fiscal year ended
September 30, 2000. The $24.7 million in fiscal 2002 is primarily a result of
$60.1 million proceeds from issuance of debt, offset by $41.4 million principal payment on debt and capital lease obligations. The $91.7 million in fiscal 2001 is primarily a result of $244.6 million proceeds from issuance of debt (net of
$3.0 million deferred issuance costs) offset by $152.6 million principal payment on debt and capital lease obligations. The $21.1 million in fiscal 2000 is primarily a result of $57.3 million proceeds from issuance of debt, offset by
$31.3 million used to purchase treasury stock.

         We currently use cash to fund capital expenditures, repayments of debt and working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayments of debt and working capital requirements.

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

         At September 30, 2002, the three-month LIBOR rate was 1.80625%, the three-month Euribor rate was 3.30%, and our weighted average bank debt borrowing rate was 3.32%.

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

         On December 13, 2002, we completed an amendment to our revolving credit facility. The amendment provides an additional $100 million term loan capacity.
The terms of the original revolving credit facility provide commitment reductions of $110 million between October 1, 2002 and October 1, 2005. The additional term loan capacity is nearly sufficient to offset the cumulative annual reductions in credit availability required by the original credit facility. The original terms of the facility remain generally the same.

         We believe that net cash expected to be provided by operating activities and net cash provided by financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Contractual Obligations                                               Payments Due by Period
                                         -----------------------------------------------------------------------
                                                             Less than                                   After
                                                  Total        1 year     1-3 years       4-5 years     5 years
                                         -----------------------------------------------------------------------
Long term debt                                  $261,533       $3,894      $67,639        $190,000        $--

Capital lease obligations                            996          430          566              --         --

Unconditional durum  purchase
obligations                                       17,000       17,000           --              --         --
                                                --------      -------      -------        --------      -------

Total contractual cash
   obligations                                  $279,529      $21,324      $68,205        $190,000        $--
                                                ========      =======      =======        ========      =======

Recently Issued Accounting Pronouncements
-----------------------------------------

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This new standard, when in effect, will supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
for the Long-Lived Assets to Be Disposed Of", providing one accounting model for the review of asset impairment. SFAS No. 144 retains much of the recognition and measurement provisions of SFAS No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS No. 121, but these costs will continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated.

         SFAS No. 144 will also supercede the section of APB No. 30 which prescribes reporting for the effects of a disposal of a segment of a business.
This statement retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred.
When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset.
This statement is effective for fiscal years beginning after June 15, 2002.

         We do not expect the adoption of these new pronouncements to have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $145 million outstanding at September 30, 2002. The estimated fair value of the interest rate swap agreements of $(2,275,000) is the amount we would be required to pay to terminate the swap agreements at September 30, 2002.
If interest rates for our long-term debt under our credit facility had averaged
10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.5 million for the year ended
September 30, 2002. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings is recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

         The functional currency for our Italy operation is the Euro. At
September 30, 2002, long-term debt includes obligations of 37.5 million Euros
($36.7 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY

               Index to Audited Consolidated Financial Statements

                                                                               Page
                                                                               ----

Report of Independent Auditors                                                   37

Consolidated Balance Sheets at September 30, 2002 and 2001                       38

Consolidated Statements of Income for the years ended
  September 30, 2002, 2001 and 2000                                              39

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 2002, 2001 and 2000                                              40

Consolidated Statements of Comprehensive Income for the years ended
  September 30, 2002, 2001 and 2000                                              41

Consolidated Statements of Cash Flows for the years ended
  September 30, 2002, 2001 and 2000                                              42

Notes to Consolidated Financial Statements                                       43

                         Report of Independent Auditors

The Board of Directors
American Italian Pasta Company

         We have audited the accompanying consolidated balance sheets of
American Italian Pasta Company (the Company) as of September 30, 2002 and 2001,
and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of
American Italian Pasta Company at September 30, 2002 and 2001, and the
consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

                                       /s/ ERNST & YOUNG LLP

Kansas City, Missouri
October 30, 2002

                         AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Balance Sheets

                                                               September 30,    September 30,
                                                                  2002              2001
                                                                  ----              ----
                                                                       (In thousands)
Assets
Current assets:
   Cash and temporary investments                              $   8,247         $   5,284
   Trade and other receivables                                    46,463            37,546
   Prepaid expenses and deposits                                  11,282             8,024
   Inventory                                                      49,720            43,866
   Deferred income taxes (Note 3)                                  2,420             3,565
                                                               ---------         ---------
Total current assets                                             118,132            98,285
Property, plant and equipment:
   Land and improvements                                          11,061             8,123
   Buildings                                                     103,052            99,548
   Plant and mill equipment                                      321,527           269,751
   Furniture, fixtures and equipment                              14,063            10,957
                                                               ---------         ---------
                                                                 449,703           388,379
   Accumulated depreciation                                      (99,607)          (80,453)
                                                               ---------         ---------
                                                                 350,096           307,926
   Construction in progress                                       45,844            31,236
                                                               ---------         ---------
Total property, plant and equipment                              395,940           339,162
Intangible assets                                                119,360           116,707
Other assets                                                       7,177             5,989
                                                               ---------         ---------
Total assets                                                   $ 640,609         $ 560,143
                                                               =========         =========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                          $  21,320         $  22,416
     Accrued expenses                                             11,359            19,652
     Income tax payable                                            1,585               877
     Current maturities of long-term debt (Note 2)                 4,279             1,559
                                                               ---------         ---------
Total current liabilities                                         38,543            44,504
Long-term debt (Note 2)                                          258,193           236,783
Deferred income taxes (Note 3)                                    46,767            33,664
Commitments and contingencies (Note 4)
Stockholders' equity: (Notes 6, 9 & 11)
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                               --                --
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                               20                19
     Class B common stock, $.001 par value:
          Authorized shares - 25,000,000                              --                --
     Additional paid-in capital                                  213,671           202,674
     Treasury stock at cost                                      (34,394)          (34,394)
     Notes receivable from officers                                   --               (61)
     Unearned compensation                                          (940)             (223)
     Retained earnings                                           121,862            80,563
     Accumulated other comprehensive loss                         (3,113)           (3,386)
                                                               ---------         ---------
Total stockholders' equity                                       297,106           245,192
                                                               ---------         ---------
Total liabilities and stockholders' equity                     $ 640,609         $ 560,143
                                                               =========         =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                     Year ended           Year ended            Year ended
                                                                    September 30,        September 30,        September 30,
                                                                        2002                 2001                 2000
                                                                        ----                 ----                 ----
                                                                            (In thousands, except per share amounts)

Revenues (Notes 1 & 5)                                                $ 380,799           $ 310,789            $ 248,795
Cost of goods sold                                                      249,000             213,086              178,810
                                                                      ---------           ---------            ---------
Gross profit                                                            131,799              97,703               69,985
Selling and marketing expense                                            48,013              30,844               16,065
General and administrative expense                                       11,801              10,278                6,263
Provision for acquisition expenses                                           --               5,537                   --
                                                                      ---------           ---------            ---------
Operating profit                                                         71,985              51,044               47,657
Interest expense, net                                                     9,315               8,491                4,777
                                                                      ---------           ---------            ---------
Income before income tax expense and
    extraordinary item                                                   62,670              42,553               42,880
Income tax expense (Note 3)                                              21,371              14,680               15,426
                                                                      ---------           ---------            ---------
Income before extraordinary item                                         41,299              27,873               27,454
Extraordinary item:
    Loss due to early extinguishment of
    long-term debt, net of income taxes                                      --              (1,543)                  --
                                                                      ---------          ----------           ----------
Net income                                                            $  41,299           $  26,330            $  27,454
                                                                      =========          ==========           ==========

Net income per common share:
Before extraordinary item                                             $    2.31           $    1.60            $    1.53
Extraordinary item                                                           --                (.09)                  --
                                                                      ---------           ---------            ---------
Total                                                                 $    2.31           $    1.51            $    1.53
                                                                      =========           =========            =========

Weighted-average common shares outstanding                               17,879              17,404               17,895
                                                                      =========           =========            =========

Net income per common share assuming
dilution:
Before extraordinary item                                             $    2.21           $    1.53            $    1.50
Extraordinary item                                                           --                (.08)                  --
                                                                      ---------           ---------            ---------
Total                                                                 $    2.21           $    1.45            $    1.50
                                                                      =========           =========            =========

Weighted-average common shares outstanding                               18,695              18,186               18,298
                                                                      =========           =========            =========

          See accompanying notes to consolidated financial statements.

                                               AMERICAN ITALIAN PASTA COMPANY

                                       Consolidated Statements of Stockholders' Equity

                                                                       Year ended         Year ended         Year ended
                                                                      September 30,      September 30,      September 30,
                                                                          2002               2001               2000
                                                                    ------------------ ------------------ ------------------
                                                                                    (In thousands)

Class A Common Shares
  Balance, beginning of year                                               19,218            18,363            18,177
  Issuance of shares of Class A Common stock to
    option holders & other issuances                                          459               855               186
                                                                        ---------         ---------         ---------
  Balance, end of year                                                     19,677            19,218            18,363
                                                                        =========         =========         =========

Class A Common Stock
  Balance, beginning of year                                            $      19         $      18         $      18
  Issuance of shares of Class A Common stock to
   option holders & other issuances                                             1                 1                --
                                                                        ---------         ---------         ---------
  Balance, end of year                                                  $      20         $      19         $      18
                                                                        =========         =========         =========

Additional Paid-in Capital
  Balance, beginning of year                                            $ 202,674         $ 177,725         $ 175,030
  Issuance of shares of Class A Common stock to option holders
    & other issuances                                                       6,612            24,032             1,332
  Tax benefit from stock compensation                                       4,385               917             1,363
                                                                        ---------         ---------         ---------
  Balance, end of year                                                  $ 213,671         $ 202,674         $ 177,725
                                                                        =========         =========         =========

Treasury Stock
  Balance, beginning of year                                            $ (34,394)        $ (31,362)        $     (26)
  Purchase of treasury stock                                                   --            (3,032)          (31,336)
                                                                        ---------         ---------         ---------
  Balance, end of year                                                  $ (34,394)        $ (34,394)        $ (31,362)
                                                                        =========         =========         =========

Notes Receivable from Officers
  Balance, beginning of year                                            $     (61)        $     (61)        $     (71)
  Paydown of notes receivable from officers                                    61                --                10
                                                                        ---------         ---------         ---------
  Balance, end of year                                                  $      --         $     (61)        $     (61)
                                                                        =========         =========         =========

Unearned Compensation
  Balance, beginning of year                                            $    (223)        $      --         $      --
  Issuance of common stock                                                   (890)             (223)               --
  Earned compensation                                                         173                --                --
                                                                        ---------         ---------         ---------
  Balance, end of year                                                  $    (940)        $    (223)          $    --
                                                                        =========         =========         =========

Other Comprehensive Loss
  Foreign currency translation adjustment
    Balance, beginning of year                                          $  (2,957)        $  (2,149)        $      --
    Change during the period                                                1,346              (808)           (2,149)
                                                                        ---------         ---------         ---------
    Balance, end of year                                                   (1,611)           (2,957)           (2,149)
                                                                        ---------         ---------         ---------

  Interest rate swaps fair value adjustment
    Balance, beginning of year                                               (429)               --                --
    Change during the period                                               (1,073)              429                --
                                                                        ---------         ---------         ---------
    Balance, end of year                                                   (1,502)             (429)               --
                                                                        ---------         ---------         ---------

  Total accumulated other comprehensive loss                            $  (3,113)        $  (3,386)        $  (2,149)
                                                                        =========         =========         =========

Retained Earnings
  Balance, beginning of year                                            $  80,563         $  54,233         $  26,779
  Net income                                                               41,299            26,330            27,454
                                                                        ---------         ---------         ---------
  Balance, end of year                                                    121,862            80,563            54,233
                                                                        ---------         ---------         ---------

Total Stockholders' Equity                                              $ 297,106         $ 245,192         $ 198,404
                                                                        =========         =========         =========

          See accompanying notes to consolidated financial statements.

                                               AMERICAN ITALIAN PASTA COMPANY

                                       Consolidated Statements of Comprehensive Income

                                                                  Year ended         Year ended         Year ended
                                                                 September 30,      September 30,      September 30,
                                                                     2002               2001               2000
                                                               ------------------ ------------------ ------------------
                                                                                   (In thousands)

       Net income                                                    $41,299            $26,330           $27,454

       Other comprehensive income (loss)

          Net unrealized losses on qualifying cash
           flow hedges (net of income tax benefit of
           $553,000 and $146,000, respectively)                       (1,073)              (429)               --

          Foreign currency translation adjustment
           (net of income tax benefit (expense) of
           ($693,000), $416,000 and $1,107,000,
           respectively)                                               1,346               (808)           (2,149)
                                                                     -------            --------          -------

          Total other comprehensive income (loss)                        273             (1,237)           (2,149)
                                                                     -------            --------          -------

          Comprehensive income                                       $41,572            $25,093           $25,305
                                                                     =======            =======           =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                            Year ended             Year ended            Year ended
                                                                           September 30,          September 30,         September 30,
                                                                               2002                   2001                   2000
                                                                               ----                   ----                   ----

                                                                                                          (In thousands)
Operating activities:
Net income                                                                   $41,299                $26,330                $27,454
Adjustments to reconcile net income to net cash
  provided by operations:
     Depreciation and amortization                                            20,791                 17,513                 15,906
     Deferred income tax expense                                              17,059                  9,817                  8,958
     Extraordinary loss due to early extinguishment of
       long-term debt                                                             --                  1,543                     --
Changes in operating assets and liabilities:
     Trade and other receivables                                              (9,117)               (11,479)                (5,478)
     Prepaid expenses and deposits                                            (2,836)                (3,598)                  (472)
     Inventory                                                                (5,710)                (3,175)                (3,180)
     Accounts payable and accrued expenses                                    (7,888)                 7,984                 (3,635)
     Income taxes                                                              5,122                  1,977                  2,205
     Other                                                                    (1,195)                (2,665)                (2,864)
                                                                             --------               --------                -------
Net cash provided by operating activities                                     57,525                 44,247                 38,894
Investing activities:
Purchase of pasta brands                                                      (3,973)               (96,454)                    --
Additions to property, plant and equipment                                   (72,773)               (39,275)               (57,706)
Other                                                                         (2,000)                    --                     --
                                                                             --------               --------                -------
Net cash used in investing activities                                        (78,746)              (135,729)               (57,706)
Financing activities:
Additions to deferred debt issuance costs                                         --                 (3,034)                  (791)
Proceeds from issuance of debt                                                60,055                247,593                 57,304
Principal payments on debt and capital lease
  obligations                                                                (41,368)              (152,598)                (5,452)
Proceeds from issuance of common stock, net of
  issuance costs                                                               5,699                  2,812                  1,330
Purchases of treasury stock                                                       --                 (3,032)               (31,336)
Other                                                                            264                     --                     10
                                                                             --------               --------                -------
Net cash provided by financing activities                                     24,650                 91,741                 21,065
Effect of exchange rate changes on cash                                         (466)                (1,652)                 1,336
                                                                             --------               --------                -------
Net increase (decrease) in cash and temporary
  investments                                                                  2,963                 (1,393)                 3,589
Cash and temporary investments at beginning of year                            5,284                  6,677                  3,088
                                                                             --------               --------                -------
Cash and temporary investments at end of year                                 $8,247                 $5,284                 $6,677
                                                                             ========               ========                =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                   Notes to Consolidated Financial Statements
                               September 30, 2002

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

Foreign Currency

         The Company's functional currency is the U.S. dollar. Accordingly, assets and liabilities of the Company's foreign operations are remeasured at year-end exchange rates or historical rates depending on their nature; income and expenses are remeasured at the weighted-average exchange rates for the year.
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

Risks and Uncertainties

         The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The allowance for doubtful accounts at September 30, 2002 and 2001 was $1,054,000 and $847,000, respectively. At September 30, 2002 and 2001, approximately 17% and 16%, respectively, of accounts receivable were due from three customers.

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

Derivative Instruments

         Financial Accounting Standards Board Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

         The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis for the next four years, thus reducing the impact of interest rate changes on future interest expense. Approximately 55% ($145 million) of the Company's outstanding debt was designated as the hedged items to interest rate swap agreements at September 30, 2002.

         During the year ended September 30, 2002, the Company reclassified
($1,223,000) of net gains (losses) from other accumulated comprehensive income to current earnings.

         At September 30, 2002, the Company expects to reclassify ($1,180,000)
of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings

during the next twelve months due to actual export sales and the payment of variable interest associated with the floating rate debt.

         Hedge of Net Investment in Foreign Operations

         The Company uses foreign denominated variable-rate debt to protect the value of its investments in its foreign subsidiaries in Italy. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets.

Financial Instruments

         The carrying value of the Company's financial instruments, including cash and temporary investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets at
September 30, 2002 and 2001, approximates fair value. The estimated fair value of the interest rate swap agreement outstanding at September 30, 2002 of
($2,275,000) is the amount the Company would be required to pay to terminate the swap agreement at September 30, 2002.

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

                                                             September 30, 2002       September 30, 2001
                                                             ------------------       ------------------
                                                                             (In thousands)
   Finished goods                                                   $38,881                 $33,134
   Raw materials, packaging materials and
    work-in-process                                                  10,839                  10,732
                                                                    -------                 -------
                                                                    $49,720                 $43,866
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

         The Company capitalizes interest costs associated with the construction and installation of plant and equipment. During the years ended September 30,
2002, 2001 and 2000, approximately $1,898,000, $2,567,000 and $2,086,000, respectively, of interest cost was capitalized.

Intangible Assets

         During the fiscal year ended September 30, 2001, the Company acquired the Mueller's brand from Bestfoods, Inc. for $44.4 million, consisting of $23.8 million in cash and 686,666 shares of common stock valued at $30 per share. The purchase price was allocated to trademarks, brand name, and inventory. These intangibles were assigned a life of forty years, and accordingly, the Company recognized approximately $1.0 million of amortization expense during the year ended September 30, 2001. Effective October 1, 2001, the Company adopted
Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other
Intangible Assets, and assigned an indefinite life to trademarks and brand name and, as such, will no longer incur amortization expense related to these assets.

         In addition, during the fiscal year ended September 30, 2001, the
Company acquired seven pasta brands from Borden, Inc., including Anthony's®,
Globe/A-1®, Luxury®, Mrs. Grass®, Pennsylvania Dutch®, R&F®, and
Ronco®. The purchase price in the Borden transaction was $72.6 million and has been allocated to trademarks, brand name, and inventory. The Company believes these assets have an indefinite life and, as the transaction occurred after July
1, 2001, is not amortizing the amounts, in accordance with SFAS No. 142,
Goodwill and Other Intangible Assets.

         These intangible assets are reviewed at least annually for impairment by comparing the Company's best estimate of fair value with the carrying amount of the intangible.

Other Assets

         Other assets consist of the following:

                                                  September 30,           September 30,
                                                      2002                     2001
                                                      ----                     ----
                                                             (In thousands)

Package design costs                                $7,598                    $6,393
Deferred debt issuance costs                         3,034                     3,034
Other                                                3,145                     1,414
                                                   -------                    ------
                                                    13,777                    10,841
Accumulated amortization                            (6,600)                   (4,852)
                                                   -------                    ------
                                                    $7,177                    $5,989
                                                    ======                    ======

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
Package design costs, net of accumulated amortization, were $2,636,000 and
$2,573,000 at September 30, 2002 and 2001, respectively.

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

Advertising Costs

         Advertising and promotion costs are expensed as incurred.

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

         Dilutive securities, consisting of options (see Note 6), included in the calculation of diluted weighted average common shares were 816,000 shares in fiscal 2002, 782,000 shares in fiscal 2001 and 403,000 shares in fiscal 2000.

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
There are no specific requirements on how the funds are to be used by the
Company other than the funds are intended to benefit future periods. As such, the Company used a significant portion to increase investment in brand building activities (for example, slotting to expand or recapture distribution and consumer promotion reinforcing the long-term quality tradition of the Company's brands), and continued strengthening of the Company's organization.

         It is the Company's understanding that procedures will be established by U.S. Customs to recover potential overpayments under this program to U.S.
producers. Overpayments may be recovered by U.S. Customs for a number of reasons up to one year after payment is made. The Company has not received any claims of overpayment. For this reason and to match the revenue received with the incremental expenditures made under the program, the Company recognized the receipt ratably over the current fiscal year.

         The legislation creating the dumping and subsidy offset payment
(referred to as the Byrd Amendment) provides for annual payments from the U.S.
government. However it is not possible to reasonably estimate the potential amount, if any, to be received in future periods.

2.       Long-Term Debt

         On July 16, 2001, the Company secured a new five-year $300 million revolving credit facility to replace the Company's previous $190 million facility. The revolver includes a $100 million dual currency availability in
Euros or U.S. dollars to finance the Company's international business in Italy.
The credit facility matures on October 2, 2006. Available borrowings under the credit facility were $42,361,000 at September 30, 2002.

         The principal maturity terms of the new $300 million, long-term revolving credit facility are as follows:

                                                         Amount                   Date
                                                         ------                   ----
                                                     (in thousands)

         Scheduled Commitment Reduction                   $25,000           October 1, 2002
         Scheduled Commitment Reduction                    25,000           October 1, 2003
         Scheduled Commitment Reduction                    30,000           October 1, 2004
         Scheduled Commitment Reduction                    30,000           October 1, 2005
         Final Maturity                                   190,000           October 2, 2006
                                                          -------
                                                         $300,000
                                                         ========

         Interest is charged at LIBOR/Euribor plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, a commitment fee is charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest plus the commitment fee is classified as interest expense.

         In 2001, the Company redeemed, prior to scheduled maturities, $147.4 million of debt with interest rates ranging from 4.7% to 6.4%. This resulted in a $1.5 million after-tax extraordinary loss for the Company.

         Long-term debt consists of the following:

                                                            September 30,            September 30,
                                                                2002                     2001
                                                                ----                     ----
                                                                      (In thousands)
Term loans under credit facility                             $257,639                 $223,722
Capital lease, 12-year term with three,
  five-year renewal options, at an
  imputed interest rate of 7.2%                                    --                    3,991
Capital lease, 15-year term with three,
  five-year renewal options, at an
  imputed interest rate of 8.5%                                    --                    2,816
Capital lease, 12-year term with three,
  five-year renewal options, at an
  imputed interest rate of 8.5%                                    --                    6,308
Capital lease, eight-year term at
  an imputed interest rate of 8.5%                                 --                    1,037
Short term notes payable                                        3,894                       --
Other                                                             939                      468
                                                              -------                  -------
                                                              262,472                  238,342
Less current portion                                            4,279                    1,559
                                                              -------                  -------
                                                             $258,193                 $236,783
                                                             ========                 ========

         Annual maturities of long-term debt and capital lease obligations for each of the next five years ended September 30, are as follows:

                                                                            Long-Term        Capital Leases
         Year                                                                 Debt              and Other                 Total
         ----                                                                 ----              ---------                 -----
                                                                                           (In thousands)
         2003                                                                $3,894                  $430
         2004                                                                 7,639                   484
         2005                                                                30,000                    82
         2006                                                                30,000                    --
         2007                                                               190,000                    --
         Thereafter                                                              --                    --
                                                                            -------               -------
                                                                            261,533                   996                $262,529
         Less imputed interest                                                   --                    57                      57
                                                                            -------               -------                --------
         Present value of net minimum payments                              261,533                   939                 262,472
         Less current portion                                                 3,894                   385                   4,279
                                                                            -------               -------                --------
         Long-term obligations                                             $257,639                  $554                $258,193
                                                                           ========                  ====                ========

         The revolving credit facility contains various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, purchases of Company stock, and the Company's ability to enter into certain contractual arrangements. The Company was in compliance with the restrictive covenants as of September 30, 2002. The facility is unsecured.

         The Company leases certain assets under capital lease agreements. At
September 30, 2001, the cost of these assets was $20,202,000, and related accumulated amortization was $3,897,000. The costs of these assets were not material to the consolidated financial statements at September 30, 2002.

3.       Income Taxes

         The Company has AMT credit carryforwards of $7,918,000 and $9,537,000 at September 30, 2002 and 2001, respectively, with no expiration date.
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

                                                                       September 30,         September 30,
                                                                            2002                  2001
                                                                            ----                  ----
                                                                                 (In thousands)
Deferred tax assets:
      AMT credit and Foreign net operating loss carryforwards              $8,828                $9,537
      Inventory valuation                                                     782                 2,176
      Other comprehensive income/loss components                            2,688                  (123)
      Other                                                                 2,020                 1,280
                                                                          -------                ------
Total deferred tax assets                                                  14,318                12,870
Deferred tax liabilities:
      Book basis of tangible assets greater than tax                       49,653                40,454
      Book basis of intangible assets greater than tax                      9,012                 2,515
                                                                          -------                ------
Total deferred tax liabilities                                             58,665                42,969
                                                                          -------                ------
Net deferred tax liabilities                                             $(44,347)             $(30,099)
                                                                         ========              ========

Significant components of the provision for income taxes are as follows:

                                      Year ended               Year ended             Year ended
                                     September 30,            September 30,          September 30,
                                         2002                      2001                  2000
                                         ----                      ----                  ----
                                                           (In thousands)
Current income tax expense             $ 5,655                   $ 5,098               $ 6,468
Deferred tax expense                    15,716                     9,582                 8,958
                                       -------                   -------               -------
Total income tax expense               $21,371                   $14,680               $15,426
                                       =======                   =======               =======

         The reconciliation of income tax computed at the U.S. statutory tax rate to income tax expense is as follows:

                                                                  Year ended              Year ended             Year ended
                                                                 September 30,           September 30,          September 30,
                                                                     2002                    2001                   2000
                                                                     ----                    ----                   ----
                                                                                        (In thousands)
Income before income taxes                                          $62,670                $42,553                $42,880
U.S. statutory tax rate                                              x 35%                  x 35%                   x 35%
                                                                    -------                -------                 ------
Federal income tax expense
  at U.S. statutory rate                                             21,935                 14,893                 15,008
State income tax expense,
  net of federal tax effect                                             526                    261                    643
Foreign tax rate differential                                          (530)                  (308)                    --
Foreign tax incentives                                                 (498)                    --                     --
Other, net                                                              (62)                  (166)                  (225)
                                                                    -------                -------                 ------
Total income tax expense                                            $21,371                $14,680                $15,426
                                                                    =======                =======                =======

 Income tax benefit allocated to other items was as follows:

                                                                 Year ended             Year ended                Year ended
                                                                September 30,          September 30,             September 30,
                                                                    2002                   2001                      2000
                                                                    ----                   ----                      ----
                                                                                       (In thousands)
Extraordinary item                                                   $ --                 $(812)                      $ --

Stock option arrangements (1)                                      (4,385)                 (917)                    (1,363)

(1) This amount has been recorded directly to "Additional Paid-In Capital".

4.       Commitments and Contingencies

         The Company had durum wheat purchase commitments totaling approximately
$17 million and $24 million at September 30, 2002 and 2001, respectively.

         Under agreements with its primary rail carriers, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at
September 30, 2002.

5.       Major Customers

         Sales to a certain customer during the years ended September 30, 2002,
2001 and 2000 represented 11%, 13% and 15% of revenues, respectively. Sales to a second customer during the years ended September 30, 2002, 2001 and 2000 represented 13%, 12% and 15% of revenues, respectively. Sales to a third customer during fiscal 2000 were 23% of revenues. With the Company's acquisition of the Mueller's brand on November 14, 2000, the Company no longer has revenues arising from transactions with this major customer.

6.       Stock Option Plan

         In October 1992, a stock option plan was established that authorizes the granting of options to purchase up to 1,201,880 shares of the Company's common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. In October 1997, a third stock option plan was established that authorizes the granting of options to purchase up to 2,000,000 shares of the Company's common stock by certain officers and key employees. In December 2000, a fourth stock option plan was established that authorizes the granting of options to purchase up to 1,000,000 shares of the Company's common stock by certain officers and key employees. The stock options expire 10 years from the date of grant and become exercisable over the next one to five years in varying amounts depending on the terms of the individual option agreements.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.0% for fiscal 2002 and 4.5% for fiscal 2001 and 2000; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .408 for fiscal 2002, .358 for fiscal 2001 and .483 for fiscal 2000; and a weighted-average expected life of the option of one to five years.

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

                                                      2002          2001         2000
                                                      ----          ----         ----

Pro forma net income                                $38,302       $23,924      $25,543
Pro forma earnings per share:
   Basic                                              $2.14         $1.37        $1.43
   Diluted                                            $2.05         $1.32        $1.40

A summary of the Company's stock option activity, and related information is as follows:

                                                                                             Weighted
                                                                                             Average
                                                  Number of             Option Price         Exercise
                                                   Shares               Per Share             Price        Exercisable
                                                 -----------             ---------            ------       -----------
Outstanding at September 30, 1999                 1,944,708              $4.92-$30.00         $15.06        1,044,066
     Exercised                                     (178,508)             $4.92-$25.00          $6.66
     Granted                                        863,697            $16.375-$25.00         $22.29
     Canceled/Expired                               (41,373)           $12.23-$27.875         $23.87
                                                 ----------
Outstanding at September 30, 2000                 2,588,524              $4.92-$30.00         $17.91        1,445,693
     Exercised                                     (139,369)             $4.92-$32.00         $18.22
     Granted                                        204,900            $18.375-$45.30         $36.04
     Canceled/Expired                               (23,191)            $18.00-$26.75         $24.42
                                                 ----------
Outstanding at September 30, 2001                 2,630,864              $4.92-$45.30         $19.25        1,679,454
     Exercised                                     (427,966)             $4.92-$29.95         $12.49
     Granted                                        521,490             $34.62-$48.30         $40.72
     Canceled/Expired                               (58,567)            $18.00-$45.30         $25.78
                                                  ---------
Outstanding at September 30, 2002                 2,665,821              $4.92-$48.30         $24.39        1,680,274
                                                  =========

         The following table summarizes outstanding and exercisable options at
September 30, 2002:

                                          Options Outstanding                          Options Exercisable
                                          -------------------                          -------------------
                                   Number            Weighted Average         Number           Weighted Average
Exercise Prices                  Outstanding          Exercise Price        Exercisable         Exercise Price
---------------                  -----------         ---------------        -----------        ---------------
$  4.92                                  734              $ 4.92                    734              $ 4.92
$  7.02                               84,622              $ 7.02                 84,622              $ 7.02
$ 12.23                              228,567             $ 12.23                228,567              $12.23
$ 16.375-16.625                       46,000             $ 16.57                 19,000              $16.57
$ 18.00-18.50                      1,039,933             $ 18.11                832,247              $18.08
$ 22.375-26.50                       515,445             $ 24.65                334,358              $24.72
$ 26.69-30.00                        100,700             $ 28.63                 48,850              $29.05
$ 31.30-38.00                        303,820             $ 36.38                 52,630               36.54
$ 39.30-$48.30                       346,000             $ 44.45                 79,266               43.83

7.       Employee Benefit Plans

         The Company has a defined contribution plan organized under Section
401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company will match 50% of the employee contributions up to a maximum employee contribution of
6% of the employee's salary and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $577,000, $976,000, and $450,000 for the years ended September
30, 2002, 2001 and 2000, respectively.

         The Company sponsors an Employee Stock Purchase Plan (ESPP) which offers all employees the election to purchase AIPC common stock at a price equal to 90% of the market value on the first or last day of the calendar quarter, whichever is less. At September 30, 2002, 2001, and 2000, authorized shares under this plan were 50,000.

8.    Supplemental Cash Flow Information

                                                            Year ended           Year ended       Year ended
                                                           September 30,         September 30,    September 30,
                                                              2002                  2001              2000
                                                              ----                  ----              ----
                                                                               (In thousands)
Supplemental disclosure of cash
flow information:
     Cash paid for interest                                  $ 11,899             $ 10,158          $ 6,389
                                                             ========             ========          =======
     Cash paid for income taxes                              $  $ 789             $  2,992          $ 4,462
                                                             ========             ========          =======
     Warehouse acquired in
       exchange for capital lease                            $     --             $     --          $ 6,800
                                                             ========             ========          =======
     Mueller's brand acquired in   exchange for
     common stock                                            $     --             $ 20,600          $    --
                                                             ========             ========          =======

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

         During the year ended September 30, 2001, the Company purchased 154,849 shares for $3,032,000, at $19.58 per share. During the year ended September 30,
2000, the Company purchased 1,500,000 shares, for approximately $31,336,000, at prices ranging from $16.57 to $25.94 per share. Total shares held in treasury as of September 30, 2001 and 2000, were 1,654,981 and 1,500,132, respectively.

10.      Board of Directors Remuneration Policy

         The Company provides outside directors with an annual retainer amount in common stock equal to $20,000 per director, as well as a cash payment of
$5,000. The issuance occurs immediately following the annual meeting of the stockholders. These shares are not registered and are restricted for a twelve-month period.

11.      Unearned Compensation

         In September 2002 and 2001, the Company issued 20,629 and 5,504 shares of restricted stock to certain officers of the Company. The Company recorded the fair value of the awards at the market price on the grant date. The value of the awards was recorded as unearned compensation. The awards contained either a cliff or straight line vesting provision and therefore expense will be recognized on a straight-line basis over the vesting period. The unearned compensation is classified as a reduction to stockholder's equity in the accompanying consolidated balance sheet at September 30, 2002.

12.      Quarterly Financial Data - Unaudited

   (In thousands, except per share data)
                                                                                First               Second              Third              Fourth
                                                                               Quarter              Quarter            Quarter             Quarter
                                                                               -------              -------            -------             -------
                       Year ended September 30, 2002
                            Revenues                                           $ 92,003           $ 94,843            $ 91,773            $102,180
                            Gross profit                                         32,844             33,717              32,490              32,748
                            Operating profit                                     16,071             17,663              18,838              19,413
                            Net income                                            8,852             10,059              11,007              11,381
                            Basic net income per
                                common share                                       0.50               0.56                0.61                0.63
                            Net income per common share
                                --assuming dilution                                0.48               0.54                0.59                0.61

                       Year ended September 30, 2001
                            Revenues                                           $ 66,404           $ 75,030            $ 77,300            $ 92,055
                            Gross profit                                         19,090             23,388              25,282              29,943
                            Operating profit                                      9,541             13,804              15,134              12,566
                            Net income                                            5,249              7,690               8,491               4,901
                            Basic net income per
                                common share                                       0.31               0.44                0.49                0.28
                            Net income per common share
                                --assuming dilution                                0.30               0.42                0.46                0.27

         The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

13.      Subsequent Events - Unaudited

         On October 2, 2002, the Company announced the purchase of the Martha
Gooch and LaRosa pasta brands from ADM in the United States and the Lensi brand of pasta products from Pastificio Lensi of Vinci, Italy for an approximate total of $9.5 million, including trade liabilities. The Pastificio Lensi transaction was completed prior to fiscal year end, and the Martha Gooch and LaRosa transactions were completed in early October 2002. No manufacturing assets were included in the transactions.

         In November 2002, the Company's Board of Directors authorized up to $20 million to implement a common stock repurchase program. The Company purchased
323,398 shares for $10,634,000, at prices ranging from $32.52 to $33.00 per share.

         On December 13, 2002, the Company completed an amendment to its revolving credit facility. The amendment provides the Company with an additional
$100 million term loan capacity. The terms of the original credit facility provide commitment reductions of $110 million between October 1, 2002 and
October 1, 2005. The additional term loan capacity is nearly sufficient to offset the cumulative annual reductions in credit availability required by the original credit facility. The original terms of the facility remain generally the same.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         AIPC has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General
Instruction G(3) to Form 10-K. AIPC's definitive proxy statement for the 2002 annual meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after September 27, 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth in response to Item 201(d) (Equity
Compensation Plan table) and Item 403 of Regulation S-K under the heading "Stock
Beneficially Owned by Directors, Nominees and Certain Executive Officers" in our
Definitive Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Relationships and Related Transactions" in our
Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.          CONTROLS AND PROCEDURES

         During November and early December 2002, the Company conducted a review of its disclosure controls and procedures. Based on their evaluation of these controls and procedures as of December 11, 2002, Mr. Webster, our CEO, and Mr.
Schmidgall, our CFO, concluded that the Company's disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the required time periods.
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since December 11, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following items are filed as a part of the report:

                  1.       The Company's consolidated financial statements
                           prepared in accordance with Regulation S-X, including
                           the consolidated statements of income, cash flows,
                           stockholders' equity, and comprehensive income for
                           the three fiscal periods ended September 30, 2002,
                           September 30, 2001 and September 30, 2000 and the
                           consolidated balance sheets as of September 30, 2002
                           and 2001, and related notes and the independent
                           auditor's report thereon are included under Item 8 of
                           this Annual Report.

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

                                   By:      /s/Timothy S. Webster
                                            ------------------------------------
                                            Timothy S. Webster
                                            President and Chief Executive Officer

Date December 18, 2002

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

`/s/Horst W. Schroeder                  Chairman of the                December 18, 2002
------------------------------------    Board of Directors

/s/Timothy S. Webster                   President, Chief                December 18, 2002
------------------------------------    Executive Officer and Director
                                        (Principal Executive Officer)

/s/Warren B. Schmidgall                 Executive Vice                  December 18, 2002
------------------------------------    President-Chief Financial Officer,
                                        (Principal Financial and Accounting Officer)

/s/Robert H. Niehaus                   Director                         December 18, 2002
------------------------------------

/s/Richard C. Thompson                 Director                         December 18, 2002
------------------------------------

/s/Jonathan E. Baum                    Director                         December 18, 2002
------------------------------------

/s/Tim M. Pollak                       Director                         December 18, 2002
------------------------------------

/s/ Mark C. Demetree                   Director                         December 18, 2002
------------------------------------

/s/ William R. Patterson               Director                         December 18, 2002
------------------------------------

/s/James A. Heeter                     Director                         December 18, 2002
-------------------------------------

                                 CERTIFICATIONS*
I, Timothy S. Webster, certify that:

1.            I have reviewed this annual report on Form 10-K of American
              Italian Pasta Company;

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this annual report;

3.            Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.            The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
              procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and have:

               a.   Designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                    including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                    period in which this annual report is being prepared;

               b.   Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
                    Date"); and

               c.   Presented in this annual report our conclusions about the
                    effectiveness of the disclosure controls and procedures
                    based on our evaluation as of the Evaluation Date;

5.            The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a.   All significant deficiencies in the design or operation of internal controls which could adversely affect the
                    registrant's ability to record, process, summarize and
                    report financial data and have identified for the
                    registrant's auditors any material weaknesses in internal
                    controls; and

               b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                    registrant's internal controls; and

6.            The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

                                         /s/Timothy S. Webster
                                         ---------------------------------------
                                         Timothy S. Webster
                                         President and Chief Executive Officer

I, Warren B. Schmidgall, certify that:

1.       I have reviewed this annual report on Form 10-K of American Italian
         Pasta Company;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a.   Designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                    including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                    period in which this annual report is being prepared;

               b.   Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
                    Date"); and

               c.   Presented in this annual report our conclusions about the
                    effectiveness of the disclosure controls and procedures
                    based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a.   All significant deficiencies in the design or operation of internal controls which could adversely affect the
                    registrant's ability to record, process, summarize and
                    report financial data and have identified for the
                    registrant's auditors any material weaknesses in internal
                    controls; and

               b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                    registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

                                          /s/Warren B. Schmidgall
                                          -------------------------------------
                                          Warren B. Schmidgall
                                          Executive VP and Chief Financial Officer

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

          10.2 N/A

          10.3 Amended and Restated Supply Agreement dated October 29, 1992, as amended July 1, 1997, between the Company and Sysco Corporation, which is attached as Exhibit 10.3 to the IPO Registration
               Statement, is incorporated by reference herein as Exhibit 10.3.

          10.4 N/A

          10.5* Employment Agreement between the Company and Timothy S. Webster dated May 30, 2002, which is attached as Exhibit 10 to the
                Company's quarterly report on Form 10-Q for the period ending
                June 30, 2002, is incorporated by reference herein as Exhibit
                10.5.

          10.6.1* Employment Agreement dated September 30, 1997 between the
                  Company and Horst W. Schroeder, which is attached as Exhibit 10.5 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.6.1.

          10.6.2* First Amendment to Employment Agreement between the Registrant and Horst W. Schroeder dated October 1, 1999, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                  November 17, 1999, is incorporated by reference herein as Exhibit
                  10.6.2.

          10.7.1* Employment Agreement dated September 1, 2002 between the
                  Company and David E. Watson.

          10.7.2  N/A

          10.8.1  N/A

          10.8.2  N/A

          10.9.1* Employment Agreement dated September 1, 2002 between the
                  Company and David B. Potter.

          10.9.2  N/A

          10.9.3  N/A

          10.10* Employment Agreement dated September 1, 2002 between the
                 Company and Warren B. Schmidgall.

          10.11 Letter Agreement between the Registrant and HWS &
                Associates, Inc. dated October 1, 1999, which is attached as
                Exhibit 10.6 to the Company's Current Report on Form 8-K
                (Commission File no. 001-13403), dated November 17, 1999, is incorporated by reference herein as Exhibit 10.11.

          10.12 N/A

          10.13* Employment Agreement dated September 1, 2002 between the
                 Company and Walter George.

          10.14* American Italian Pasta Company 1992 Stock Option Plan, which is attached as Exhibit 10.10 to the IPO Registration Statement, is
                 incorporated by reference herein as Exhibit 10.14.

          10.15* American Italian Pasta Company 1993 Non-Qualified Stock Option
                 Plan, which is attached as Exhibit 10.11 to the IPO Registration
                 Statement, is incorporated by reference herein as Exhibit 10.15.

          10.16* 1996 Salaried Bonus Plan, which is attached as Exhibit 10.13 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.16.

          10.17.1* 1997 Equity Incentive Plan, which is attached as Exhibit
                   10.14 to the IPO Registration Statement, is incorporated by reference herein as Exhibit 10.17.1.

          10.17.2* First amendment to 1997 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's July 31, 1998 Form 10-Q
                   (Commission file no. 001-13403), is incorporated by reference here in as Exhibit 10.17.2.

          10.17.3* American Italian Pasta Company 2000 Equity Incentive Plan, as
                   amended, which is attached as Exhibit 10.5 to the Company's quarterly report dated August 13, 2001 on Form 10-Q (Commission
                   File No. 001-13403), is incorporated by reference herein as
                   Exhibit 10.17.3.

          18.18 Product Supply and Pasta Production Cooperation Agreement dated
                May 7, 1998 between the Registrant and Harvest States
                Cooperatives which   is attached as Exhibit 10.2 to the
                Company's July 31, 1998 Form 10-Q Commission file no. 001-13403), is incorporated by reference herein as Exhibit 10.18.

          10.19 N/A

          10.20 N/A

          10.21 N/A

          10.22 Flour Purchase Agreement by and between American Italian Pasta
                Company and Bay State Milling Company dated August 7, 2002. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange
                Commission," as indicated throughout the document with an
                asterisk in brackets ([*])).

          10.23* Employment Agreement dated September 1, 2002 between the
                 Company and Jerry H. Dear.

          10.24* Form of Stock Option Award Agreement for Stock Option Awards
                 granted pursuant to the Company's 2000 Equity Incentive Plan.

          10.25* Form of Restricted Stock Agreement for Restricted Stock Awards
                 granted pursuant to the Company's 2000 Equity Incentive Plan.

     (21) Subsidiaries of the registrant

     List of subsidiaries is attached hereto as Exhibit 21.

     (23) Consent of Ernst & Young LLP

     (24) Power of Attorney

          The power of attorney is set forth on the signature page of this
          Annual Report.

     (99) Additional Exhibits

          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

* Represents a management contract or a compensatory plan or arrangement.

