Form 10-Q
period 2003-01-03
AMERICAN ITALIAN PASTA CO
filed 2003-02-18
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                      For the period ended: January 3, 2003

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

           4100 N. Mulberry Drive
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The number of shares outstanding as of February 14, 2003 of the
Registrant's Class A Convertible Common Stock was 17,664,707 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                          Quarter Ended January 3, 2003

                                Table of Contents

Part I - Financial Information                                              Page

     Item 1.    Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets at December 31, 2002
                and September 30, 2002.                                        3

                Consolidated Statements of Income for the three
                months ended December 31, 2002 and 2001.                       4

                Consolidated Statement of Stockholders' Equity
                for the three months ended December 31, 2002.                  5

                Consolidated Statements of Comprehensive Income
                for the three months ended December 31, 2002
                and 2001.                                                      6

                Consolidated Statements of Cash Flows for the
                three months ended December 31, 2002 and 2001.                 7

                Notes to Consolidated Financial Statements                     8

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 11

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                                   18

     Item 4.    Controls and Procedures                                       19

Part II - Other Information

     Item 1.    Legal Proceedings                                             19

     Item 2.    Changes in Securities                                         19

     Item 3.    Defaults Upon Senior Securities                               19

     Item 4.    Submission of Matters to a Vote of Security Holders           19

     Item 5.    Other Information                                             20

     Item 6.    Exhibits and Reports on Form 8-K                              20

Signature Page                                                                21

                         AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Balance Sheets

                                             December 31,          September 30,
                                                2002                   2002
                                                       (In thousands)
Assets                                                   (Unaudited)
Current assets:
   Cash and temporary investments            $  3,989               $  8,247
   Trade and other receivables                 43,467                 46,463
   Prepaid expenses and deposits               12,500                 11,282
   Inventory                                   54,181                 49,720
   Deferred income taxes                        2,778                  2,420
Total current assets                          116,915                118,132
Property, plant and equipment:
   Land and improvements                       11,184                 11,061
   Buildings                                  112,117                111,041
   Plant and mill equipment                   313,104                312,092
   Furniture, fixtures and equipment           15,552                 15,509
                                              451,957                449,703
     Accumulated depreciation                (105,206)               (99,607)
                                              346,751                350,096
     Construction in progress                  61,884                 45,844
Total property, plant and equipment           408,635                395,940
Intangible assets                             127,749                119,360
Other assets                                    9,631                  7,177
Total assets                                 $662,930               $640,609
                                             ========               ========
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                        $ 29,262               $ 21,320
     Accrued expenses                          16,631                 11,359
     Income tax payable                         1,075                  1,585
     Current maturities of long-term debt       4,535                  4,279
Total current liabilities                      51,503                 38,543
Long-term debt                                265,033                258,193
Deferred income taxes                          50,190                 46,767
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000            --                     --
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000            20                     20
     Class B common stock, $.001 par value:
          Authorized shares - 25,000,000           --                     --
     Additional paid-in capital               213,548                213,671
     Treasury stock                           (45,027)               (34,394)
     Unearned compensation                       (638)                  (940)
     Retained earnings                        130,785                121,862
     Accumulated other comprehensive loss      (2,484)                (3,113)
Total stockholders' equity                    296,204                297,106
Total liabilities and stockholders' equity   $662,930               $640,609
                                             ========               ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                         Three Months Ended
                                                            December 31,
                                                     2002                   2001
                                                           (In thousands)
                                                             (Unaudited)

Revenues                                           $107,036               $ 92,003
Cost of goods sold                                   73,459                 59,159
Gross profit                                         33,577                 32,844
Selling and marketing expense                        13,593                 13,796
General and administrative expense                    2,812                  2,977
Provision for acquisition and start-up expenses       1,428                     --
Operating profit                                     15,744                 16,071
Interest expense, net                                 2,427                  2,556
Income before income tax expense                     13,317                 13,515
Income tax expense                                    4,394                  4,663
Net income                                         $  8,923               $  8,852
                                                   ========               ========
Earnings Per Common Share:
    Net income per common share                       $ .50                  $ .50
                                                   ========               ========
    Weighted-average common shares outstanding       17,831                 17,689
                                                   ========               ========
Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution     $ .49                  $ .48
                                                   ========               ========
    Weighted-average common shares outstanding       18,397                 18,554
                                                   ========               ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statement of Stockholders' Equity

                                                               Three months ended
                                                               December 31, 2002
                                                              ------------------
                                                                 (In thousands)
                                                                   (unaudited)
Class A Common Shares
  Balance, beginning of period                                          19,677
  Issuance of shares of Class A Common stock to option holders
    & other issuances (cancellations)                                       (2)
  Balance, end of period                                                19,675
                                                                     =========
Class A Common Stock
  Balance, beginning and end of period                               $      20
                                                                     =========
Additional Paid-in Capital
  Balance, beginning of period                                       $ 213,671
  Issuance of shares of Class A Common stock to option holders
    & other issuances (cancellations)                                     (123)
  Balance, end of period                                             $ 213,548
                                                                     =========
Treasury Stock
  Balance, beginning of period                                       $ (34,394)
  Purchase of treasury stock                                           (10,633)
  Balance, end of period                                             $ (45,027)
                                                                     =========
Unearned Compensation
  Balance, beginning of period                                       $    (940)
  Cancellation of common stock                                             250
  Earned compensation                                                       52
  Balance, end of period                                             $    (638)
                                                                     =========
Other Comprehensive Income (Loss)
  Foreign currency translation adjustment
    Balance, beginning of period                                     $  (1,611)
    Change during the period                                             1,355
    Balance, end of period                                                (256)

  Interest rate swaps fair value adjustment
    Balance, beginning of period                                        (1,502)
    Change during the period                                              (726)
    Balance, end of period                                              (2,228)

  Total accumulated other comprehensive loss                         $  (2,484)
                                                                     =========
Retained Earnings
  Balance, beginning of period                                       $ 121,862
  Net income                                                             8,923
  Balance, end of period                                               130,785

Total Stockholders' Equity                                            $296,204
                                                                     =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                 Three months ended December 31,
                                                      2002             2001
                                                          (In thousands)
                                                            (unaudited)

Net income                                          $ 8,923           $ 8,852

Other comprehensive income (loss)

  Net unrealized losses on qualifying cash
    flow hedges (net of income tax benefit of
    $356 and $134, respectively)                       (726)             (389)

  Foreign currency translation adjustment
    (net of income tax benefit (expense) of
    ($667) and $40, respectively)                     1,355               (76)

  Total other comprehensive income (loss)               629              (465)

  Comprehensive income                              $ 9,552           $ 8,387
                                                    =======           =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                              Three Months Ended
                                                                 December 31,
                                                              2002          2001
                                                                (In thousands)
                                                                  (Unaudited)
Operating activities:
Net income                                                $   8,923     $   8,852
Adjustments to reconcile net income to net
cash provided by operations:
    Depreciation and amortization                             5,781         4,872
    Deferred income tax expense                               3,423         1,420
    Changes in operating assets and liabilities:
           Trade and other receivables                        3,104           569
           Prepaid expenses and deposits                     (1,615)         (122)
           Inventory                                         (3,370)       (1,624)
           Accounts payable and accrued expenses             11,654        (2,988)
           Income tax payable                                  (737)        2,925
           Other                                             (1,448)         (307)
Net cash provided by operating activities                    25,715        13,597

Investing activities:
Purchase of pasta brands                                     (6,877)           --
Additions to property, plant and equipment                  (15,368)      (14,770)
Net cash used in investing activities                       (22,245)      (14,770)

Financing activities:
Additions to deferred debt issuance costs                    (1,106)           --
Proceeds from issuance of debt                                8,020            --
Principal payments on debt and capital lease
     obligations                                             (4,485)         (390)
Proceeds from issuance of common stock, net of
     issuance costs                                             122         1,559
Purchase of treasury stock                                  (10,633)           --
Net cash provided by (used in) financing activities          (8,082)        1,169

Effect of exchange rate changes on cash                         354           536

Net increase (decrease) in cash and temporary
    investments                                              (4,258)          532
Cash and temporary investments at beginning of period         8,247         5,284
Cash and temporary investments at end of period           $   3,989      $  5,816
                                                          ==========     ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                December 31, 2002

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31,
2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-K for the year ended September 27, 2002.

American Italian Pasta Company (the “Company” or “AIPC”) uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal years 2003 included 14 weeks of activity and fiscal 2002 included thirteen weeks of activity and are described as the three-month periods ended December 31, 2002 and 2001.

Reclassifications

Certain amounts within the prior period financial statements have been reclassified to conform to the current period presentation.

Inventories

Inventories are stated using product specific standard costs which approximate the lower of cost or market determined on a first-in, first-out (FIFO) basis.
Inventories consist of the following:

                                                    December 31,   September 30,
                                                        2002            2002
                                                           (In thousands)
 Finished goods                                       $38,698        $38,881
 Raw materials, packaging materials and
 work-in-process                                       15,483         10,839
                                                      $54,181        $49,720
                                                      =======        =======

2.   Stock Options/Earnings Per Share

A summary of the Company's stock option activity:

                                                       Number of Shares
     Outstanding at September 30, 2002                    2,665,821
          Exercised                                          (1,269)
          Granted                                           181,000
          Canceled/Expired                                  (14,063)
     Outstanding at December 31, 2002                     2,831,489
                                                          =========

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 566,000 shares for the three-month period ended December 31, 2002 and 865,000 shares for the three-month period ended December 31, 2001.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based
Compensation".

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                          Three months ended December 31
                                             2002                2001

Net income, as reported                    $  8,923            $  8,852
Deduct: Total stock-based
     employee compensation
     expense determined under
     fair value based method
     for all awards,net of
     related tax effects                     (1,453)               (679)

Pro forma net income                       $  7,470            $  8,173
                                           ========            ========
Earnings per share:
     Basic - as reported                   $    .50            $    .50
                                           ========            ========
     Basic - pro forma                     $    .42            $    .46
                                           ========            ========
     Diluted - as reported                 $    .49            $    .48
                                           ========            ========
     Diluted - pro forma                   $    .41            $    .44
                                           ========            ========

3.   Continued Dumping and Subsidy Offset Act of 2000

On October 28, 2000, the U.S. government enacted the "Continued Dumping and
Subsidy Offset Act of 2000" (the "Act") which provides that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce after
October 1, 2000 will be distributed to affected domestic producers. Accordingly, in December 2002 and 2001, AIPC received payments from the Department of
Commerce in the amounts of $2.4 million and $7.6 million, respectively, as the
Company's calculated share, based on tariffs liquidated by the government from
October 1, 2000 to September 30, 2002 on Italian and Turkish imported pasta.

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

During the first quarter of 2003 and 2002, the Company recognized $0.6 million and $1.9 million of retail revenue, respectively, which equals 25% of the payments received. The Company recognizes the receipts ratably over the related fiscal year, which patterns the program year under which the payments were received. Accordingly, the Company expects to recognize an additional 25% or $.6 million, in each of the next three quarters of the current fiscal year.

It is the Company's understanding that overpayments under this program may be recovered by U.S. Customs for a number of reasons up to one year after payment is made. The Company has not received any claims of overpayment. For this reason and to match the revenue received with the incremental expenditures made under the program, the Company recognizes the receipt ratably over the current fiscal year.

The legislation creating the dumping and subsidy offset payment (referred to as the Byrd Amendment) provides for annual payments from the U.S. government.
However it is not possible to reasonably estimate the potential amount, if any, to be received in future periods.

4.   Brand Acquisitions

On October 2, 2002, the Company announced the purchase of the Martha Gooch and
LaRosa pasta brands from ADM in the United States and the Lensi pasta brand from
Pastificio Lensi of Vinci, Italy for an approximate total of $9.5 million, including trade liabilities. The Pastificio Lensi transaction was completed prior to the fiscal year ended September 27, 2002, and the Martha Gooch and
LaRosa transactions were completed in early October 2002. No manufacturing assets were included in the transactions.

5.   Stock Repurchase Plan

In November 2002, the Company's Board of Directors authorized up to $20 million to implement a common stock repurchase plan. The Company purchased 323,398 shares for $10,633,000, at prices ranging from $32.52 to $33.00 per share during the period ended December 31, 2002.

6.   Amendment to Credit Facility

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

7.   Subsequent Events

On January 15, 2003, the Company purchased an additional 43,000 shares of its common stock at $34.45 per share under the Stock Repurchase Plan.

On January 31, 2003, the Company purchased the Golden Grain/Mission pasta brand from PepsiCo for approximately $43 million plus inventory. No significant manufacturing assets were included in the transaction.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly
Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our Annual Report on
Form 10-K dated December 19, 2002. That report has been filed with the
Securities and Exchange Commission (the "SEC" or the "Commission") in
Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at
http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Results of Operations

Overview

We are the largest producer and one of the fastest-growing major marketers of dry pasta in North America. We began operations in 1988 with the introduction of new, highly efficient durum wheat milling and pasta production technology. We believe our singular focus on pasta, our vertically-integrated facilities and highly efficient production facilities focused primarily on specific market segments and our highly skilled workforce make us a more efficient company and enable us to produce high-quality pasta at very competitive costs. We believe that the combination of our low cost structure, the addition of several new brands to our portfolio of brands, our scalable production facilities and our key customer relationships create significant opportunity for continued growth.

We generate revenues in two customer markets: retail and institutional. Retail market revenues include the revenues from sales of our pasta products to customers who resell the pasta in retail channels. These revenues represented
76% and 77% of our total revenue for the three months ended December 31, 2002 and 2001, respectively, and include sales to club stores and grocery retailers, and encompass sales of our private label and branded products. Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice market. It also includes revenues from opportunistic sales to government agencies and other customers that we pursue periodically when capacity is available to increase production volumes and thereby lower average unit costs. The institutional market represented 24% and 23% of our total revenue for the three months ended December 31, 2002 and 2001, respectively.
Average sales prices in the retail and institutional markets vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix). Generally, average retail sales prices are higher than institutional sales prices. We anticipate continued changes to historical income statement patterns resulting from the
Mueller's(R) brand acquisition in November 2000, the acquisition of seven pasta brands from Borden Foods in July 2001, subsequent smaller acquisitions in
September and October 2002, and the

Golden Grain/Mission pasta brand in January 2003. Selling prices of our branded products are significantly higher than selling prices in our other business units including private label. This is expected to result in higher revenues, gross profits, and gross margin percentages. Revenues are reported net of cash discounts, pricing allowances and product returns.

We seek to develop strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a supply agreement with Sysco and other arrangements with food industry leaders, such as Sam's Club, that provide for the "pass-through" of direct material cost changes as pricing adjustments. The pass-throughs are generally limited to actual changes in cost and, as a result, impact percentage profitability in periods of changing costs and prices. The pass-throughs are generally effective 30 to 90 days following such cost changes and thereby significantly reduce the long-term exposure of our operating results to the volatility of raw material costs. These pass-through arrangements also require us to pass on the benefits of any price decrease in raw material costs.

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

Our capital asset strategy is to achieve low-cost production through vertical integration and investment in the most current pasta-making assets and technologies. The manufacturing- and distribution-related capital assets that have been or will be acquired to support this strategy are depreciated over their respective economic lives. Because of the capital-intensive nature of our business and our current and future facilities expansion plans, including completion of our new facility in Arizona, we believe our depreciation expense for production and distribution assets may be higher than that of many of our competitors. Depreciation expense is a component of inventory cost and cost of goods sold. Plant expansion costs include incremental direct and indirect manufacturing and distribution costs that are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the statement of operations. By locating our newest facility in Arizona closer to our western U.S. customers, we believe we will generate significant logistical savings and provide superior service to our west coast customers, while creating additional capacity to support the continued rapid growth of our business sourced from our existing plants. We believe adding this strategic location will further enhance our low-cost producer position in the industry.

Selling and marketing costs have increased substantially over the last two years in line with the significant expansion of our retail business. These costs increased 198.9% from fiscal year 2000 through fiscal year 2002, and constituted
12.7% of revenues for the three months ended December 31, 2002. We do not expect continued rapid growth in our selling and marketing expenditures because we have substantially completed the development of the selling and marketing infrastructure needed to support our branded businesses. We expect selling and marketing expense to exceed 10% of revenues for the foreseeable future.

As noted, in November 2000, we purchased the Mueller's® pasta brand from
Bestfoods. In July 2001, we purchased seven pasta brands from Borden Foods. In addition, we purchased the Lensi brand and Martha Gooch® and LaRosa® brands in September and October 2002, respectively. As discussed below, the timing of these brand acquisitions had an impact on the period-to-period comparisons.

Critical Accounting Policies

This discussion and analysis discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States. As discussed in note 1 to our September 30, 2002 consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of intangible assets, the method of accounting for stock options, the estimates used to record product return reserves, accounts receivable and allowance for doubtful accounts and derivatives. Our management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See note 1 to our September 30, 2002 consolidated financial statements for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

Impairment Testing of Intangible Assets. In accordance with Statement of
Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible
Assets," we do not amortize the cost of intangible assets with indefinite lives.
SFAS No. 142 requires that we perform certain fair value based tests of the carrying value of indefinite lived intangible assets at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These impairment tests are impacted by judgments as to future cash flows and brand performance. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future events could cause our management to conclude that impairment indicators exist and that the value of intangible assets is impaired.

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

Pro forma information regarding net income and earnings per share is required by
SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.0% for fiscal 2003; dividend yield of zero; a volatility factor of the expected market price of our common stock of .408 for fiscal 2003;
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

Product Return Reserves.  Revenue is recognized generally when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers occasionally return products for a variety of reasons. Examples include product damaged in transit, discontinuance of a particular size or form of product and shipping errors. We record an estimate of products to be returned by customers as a reserve against sales. We generally base this reserve on our historical returns experience and sales volume. Significant judgment is required when estimating the reserves for product returns and there is a risk that actual product returns may differ from our estimates.

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
These derivatives qualify for hedge accounting as discussed in detail in note 1 to our September 30, 2002 consolidated financial statements. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

To hedge foreign currency risks, we use futures contracts. The fair values of these instruments are determined from market quotes. In addition, we use some over-the-counter forward contracts in hedging these risks. These forward contracts are valued in a manner similar to that used by the market to value exchange-traded contracts; that is, using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, and interest rates observed in the market. To hedge interest rate risk, an interest rate swap is used in which we pay a variable rate and receive a fixed rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Our derivative instruments are not subject to multiples or leverage on the underlying commodity or price index. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in note 1 to our September 30, 2002 consolidated financial statements and the section titled "Quantitative and Qualitative Disclosures About Market Risk."

We consider our budgets and forecasts in determining the amounts of our foreign currency denominated purchases to hedge. We combine the forecasts with historical observations to establish the percentage of our forecast we are assuming to be probable of occurring, and therefore eligible to be hedged. The purchases are hedged for exposures to fluctuations in foreign currency exchange rates.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges as the counter parties are established, well-capitalized financial institutions. Our exposure is in liquid currency (Euros), so there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

QUARTER ENDED DECEMBER 31, 2002, COMPARED TO QUARTER ENDED DECEMBER 31, 2001

Revenues. Total revenues increased $15.0 million, or 16.3%, to $107.0 million for the three-month period ended December 31, 2002, from $92.0 million for the three-month period ended December 31, 2001. The increase for the three-month period ended December 31, 2002 was primarily due to volume growth of 20.1% over the prior year period. Revenue growth lagged volume growth due primarily to changes in sales mix, and a reduction in the payments received from the U.S.
government under the Continued Dumping and Subsidy Offset Act of 2000 (CDO).
(See note 3 to the consolidated financial statements.)

Revenues for the Retail market increased $10.4 million, or 14.7%, to $81.3 million for the three-month period ended December 31, 2002, from $70.8 million for the three-month period ended December 31, 2001. The increase primarily reflects volume growth of 19.3%. Revenue growth lagged volume growth due primarily to changes in sales mix, and a reduction in the payments received from the U.S. government under the CDO. In the first quarter of 2003 and 2002, we recognized retail revenue of $0.6 million and $1.9 million, respectively, related to this program.

Revenues for the Institutional market increased $4.6 million, or 21.8%, to $25.8 million for the three-month period ended December 31, 2002, from $21.2 million for the three-month period ended December 31, 2001. This increase was primarily a result of volume growth of 22.1%.

Gross Profit. Gross profit increased $0.7 million, or 2.2%, to $33.6 million for the three-month period ended December 31, 2002, from $32.8 million for the three-month period ended December 31, 2001. This increase was primarily attributable to revenue growth associated with increased volumes. These increases were partially offset by higher raw material costs, principally durum wheat. Gross profit as a percentage of revenues decreased to 31.4% for the three-month period ended December 31, 2002 from 35.7% for the three-month period ended December 31, 2001. The decrease in gross profit as a percentage of revenues relates to the lower net revenue impact of the Continued Dumping and
Subsidy Offset payment, product sales mix associated with the continued strong growth of our ingredient, private label and club businesses, and the impact of higher raw material costs, principally durum wheat.

Selling and Marketing Expense.  Selling and marketing expense decreased $0.2 million, or 1.5%, to $13.6 million for the three-month period ended December 31,
2002, from $13.8 million for the three-month period ended December 31, 2001.
Selling and marketing expense as a percentage of revenue decreased to 12.7% for the three-month period ended December 31, 2002, from 15.0% for the comparable prior year period. The lower marketing and selling expense as a percentage of sales is attributable primarily to higher rates of revenue growth for our businesses which require little marketing and selling support.

General and Administrative Expense. General and administrative expenses decreased $0.2 million, or 5.5% to $2.8 million for the three-month period ended
December 31, 2002 from $3.0 million for the three-month period ended December
31, 2001. General and administrative expense as a percentage of revenues decreased to 2.6% for the three-month period ended December 31, 2002, from 3.2%
for the comparable prior year period. The decrease primarily relates to higher legal expense in the prior year quarter of $250,000.

Provision for Acquisition and Plant Start-up Expenses. The provision for acquisition and plant start-up expenses of $1.4 million for the quarter ended
December 31, 2002 consisted of one-time costs associated with the brand acquisitions and plant start-up costs related to the Arizona facility.

Operating Profit. Operating profit for the three-month period ended December 31,
2002, was $15.7 million, decreasing $0.3 million or 2.0% from the $16.1 million reported for the three-month period ended December 31, 2001. Excluding the impact of the $1.4 million charge for acquisition and plant start-up costs, operating profit for the current quarter totaled $17.2 million, increasing $1.1 million or 6.9%. Operating profit decreased as a percentage of revenues to 14.7%
(16.0% excluding acquisition and plant start-up costs) for the three-month period ended December 31, 2002, from 17.5% for the three-month period ended
December 31, 2001 as a result of the factors discussed above.

Interest Expense. Interest expense for the three-month period ended December 31,
2002, was $2.4 million, decreasing $.1 million from the $2.6 million reported for the three-month period ended December 31, 2001. The decrease related primarily to lower interest rates in the current year.

Income Tax. Income tax expense for the three-month period ended December 31,
2002, was $4.4 million, decreasing $0.3 million from the $4.7 million reported for the three-month period ended December 31, 2001, reflecting effective tax rates of 33% and 34.5%, respectively.

Net Income. Net income for the three-month period ended December 31, 2002, was
$8.9 million, increasing $0.1 million or approximately .8%. Excluding the impact of the $1.4 million ($956,000 after tax) charge for acquisition and plant start-up costs, net income for the current quarter totaled $9.9 million. Diluted earnings per common share were $0.49 per share for the three-month period ended
December 31, 2002 compared to $0.48 per share for the three-month period ended
December 31, 2001. Excluding the impact of the $1.4 million charge for acquisition and plant start-up costs, diluted earnings per common share were
$.54 in the current year. Net income as a percentage of net revenue was 8.3%
versus 9.6% in the prior year. Excluding the impact of the $1.4 million charge for acquisition and plant start-up costs, net income as a percentage of net revenue was 9.2%.

Financial Condition and Liquidity

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $4.0 million, and working capital totaled $65.4 million on December 31, 2002.

Our net cash provided by operating activities totaled $25.7 million for the three-month period ended December 31, 2002 compared to $13.6 million for the three-month period ended December 31, 2001. This increase of $12.1 million was primarily due to lower working capital requirements and higher earnings before depreciation, amortization and income taxes.

Cash used in investing activities principally relates to the purchase of pasta brands and investments in manufacturing, distribution, milling and management information system assets. Capital expenditures were $15.4 million for the three-month period ended December 31, 2002 compared to $14.8 million in the comparable prior year period. The majority of these expenditures relate to our new Arizona manufacturing facility. Additionally, we plan to spend approximately
$20 million in the remainder of fiscal year 2003, primarily for cost saving, maintenance, and capacity expansion projects. We anticipate completion of the majority of these projects during the fiscal year ending September 30, 2003.

Net cash used by financing activities was $8.1 million for the three-month period ended December 31, 2002 compared to net cash provided by financing activities of $1.2 million for the three-month period ended December 31, 2001.
The $8.0 million borrowing in fiscal 2002 relates to the purchase of treasury stock. We have purchased 323,398 shares of Company stock for $10.6 million in the three months ended December 31, 2002. We continue to use our available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

We currently use cash to fund capital expenditures, repayments of debt, working capital requirements and acquisitions. We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, working capital requirements and acquisitions.

On December 13, 2002, we completed a $100 million term loan facility as an amendment to our existing revolving credit agreement. The terms of the original revolving credit facility provide for commitment reductions of $110 million between October 1, 2002 and October 1, 2005. The additional term loan capacity is nearly sufficient to offset the cumulative annual reductions in credit availability required by the original credit facility. The original terms of the credit agreement remain generally the same.

We believe that net cash expected to be provided by operating activities and net cash provided by financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

     Selected
    Contractual
  Obligations at
 December 31, 2002                     Payments Due by Period
                  --------------------------------------------------------------
                  --------------------------------------------------------------
                               Less than                                 After
                     Total       1 year      1-3 years     4-5 years    5 years
                  --------------------------------------------------------------
                  --------------------------------------------------------------

Long term debt     $268,629    $ 4,153       $69,476       $195,000      $--

Capital lease
obligations             996        430           566             --       --

Unconditional
durum
purchase
obligations          40,308     39,805           503             --       --

Total contractual
cash
obligations        $309,933    $44,388       $70,545       $195,000      $--
                   ========    =======       =======       ========      ===

     We have current commitments for $40.3 million in raw material purchases for fiscal years 2003 and 2004. Additionally, we have approximately $20 million in expenditures remaining under the previously referenced capital programs. We anticipate the majority of these current capital programs will be fully funded by the end of fiscal year 2003. We expect to fund these commitments from operations and borrowing capacity under our credit facility. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We anticipate that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

     We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $150 million outstanding at December 31, 2002. The estimated fair value of the interest rate swap agreements of ($3.4 million) is the amount we would be required to pay to terminate the swap agreements at December 31, 2002. If interest rates for our long-term debt under our credit facility had averaged 10%
more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.6 million for the quarter ended
December 31, 2002. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholders' equity.

     The functional currency for our Italy operation is the Euro. At December
31, 2002, long-term debt includes obligations of 37.5 million Euros ($36.0 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

Item 4.      CONTROLS AND PROCEDURES

     During November and early December 2002, the Company conducted a review of its disclosure controls and procedures. Based on their evaluation of these controls and procedures as of February 14, 2003, Mr. Webster, our CEO, and Mr.
Schmidgall, our CFO, concluded that the Company's disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the required time periods.
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since February 14, 2003.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
-------------------------------
            Not applicable

Item 2.     Changes in Securities
-------------------------------

     On December 31, 2002 the Company entered into a Certificate and First
Amendment to Rights Agreement, amending the Rights Agreement, dated December 3,
1998, between the Company and UMB Bank, N.A., as rights agent. The Rights
Agreement provides certain purchase rights to the Company's Class A Convertible common stock, par value $.001 per share.

     This amendment amends the definition of an "Acquiring Person" to allow an
Institutional Investor to own up to, but not including, twenty percent (20%) of the outstanding shares of the Company's common stock before being deemed to be an Acquiring Person. An "Institutional Investor" is defined to include persons deemed to be an Institutional Investor by the Board of Directors of the Company
and (i) has a Schedule 13G on file with the Securities and Exchange Commission pursuant to the requirements of Rule 13d-1 under the Exchange Act with respect to its holdings of shares of the Company's common stock as long as the person is engaged in the business of managing investment funds for unaffiliated securities investors and holds or exercises voting or dispositive power over the shares of the Company's common stock; (ii) acquires beneficial ownership of the shares of the Company's common stock pursuant to trading activities undertaken in the ordinary course of such person's business and not with the purpose nor effect of exercising power to direct or cause the direction of the management and policies of the Company or of otherwise changing or influencing the control of the
Company; and (iii) if such person is a person included in Rule 13b-1(b)(1)(ii)
of the Exchange Act, such person is not obligated to, and does not, file a
Schedule 13D with respect to the securities of the Company.

Item 3.     Defaults Upon Senior Securities
-------------------------------
            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
-------------------------------
            Not applicable

Item 5.     Other Information
-------------------------------
            Not applicable

Item 6.     Exhibits and Reports on Form 8-K
-------------------------------
            (a) Exhibits.

               4.1  Certificate and First Amendment to Rights Agreement, which is attached as Exhibit 4 to the Company's Form 8-K filed on
                    January 6, 2003, is incorporated by reference herein as
                    Exhibit 4.1.

               4.2  First Amendment to the Credit Agreement, dated December 12,
                    2002, among American Italian Pasta Company, various
                    financial institutions and Bank of America, N.A. as
                    administrative agent.

               10.1 Asset Purchase Agreement, dated September 30, 2002, among
                    American Italian Pasta Company, Gooch Foods, Inc. and
                    Archer-Daniels-Midland Company.

               99   Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

            (b) Reports on Form 8-K.

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       American Italian Pasta Company

February 14, 2003                         /s/ Timothy S. Webster
------------------------------------   -----------------------------------------
Date                                    Timothy S. Webster
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

February 14, 2003                         /s/ Warren B. Schmidgall
------------------------------------   -----------------------------------------
Date                                    Warren B. Schmidgall
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                  CERTIFICATION

I, Timothy S. Webster, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of American Italian
         Pasta Company;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

          c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)   any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 14, 2003
                                          /s/ Timothy S. Webster
                                       -----------------------------------------
                                       Timothy S. Webster, President & CEO

                                  CERTIFICATION

I, Warren Schmidgall, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of American Italian
         Pasta Company;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

          c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)   any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 14, 2003
                                          /s/ Warren Schmidgall
                                       -----------------------------------------
                                       Warren Schmidgall, EVP & CFO

