Form 10-Q
period 2003-03-31
AMERICAN ITALIAN PASTA CO
filed 2003-05-16
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                        For the period ended:   March 31, 2003

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

     The number of shares outstanding as of May 14, 2003 of the Registrant's
Class A Convertible Common Stock was 17,815,379 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                          Quarter Ended March 31, 2003

                                Table of Contents

Part I - Financial Information                                              Page

     Item 1.    Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets at March 31, 2003 and
                September 30, 2002.                                            3

                Consolidated Statements of Income for the three
                months ended March 31, 2003 and 2002.                          4

                Consolidated Statements of Income for the six
                months ended March 31, 2003 and 2002.                          5

                Consolidated Statements of Stockholders' Equity
                for the six months ended March 31, 2003.                       6

                Consolidated Statements of Comprehensive Income
                for the three months ended March 31, 2003 and 2002.            7

                Consolidated Statements of Comprehensive Income
                for the six months ended March 31, 2003 and 2002.              8

                Consolidated Statements of Cash Flows for the
                six months ended March 31, 2003 and 2002.                      9

                Notes to Consolidated Financial Statements                    10

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 13

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                                   22

     Item 4.    Controls and Procedures                                       22

Part II - Other Information

     Item 1.    Legal Proceedings                                             22

     Item 2.    Changes in Securities                                         22

     Item 3.    Defaults Upon Senior Securities                               22

     Item 4.    Submission of Matters to a Vote of Security Holders           23

     Item 5.    Other Information                                             23

     Item 6.    Exhibits and Reports on Form 8-K                              23

Signature Page                                                                24

                         PART I - FINANCIAL INFORMATION
             Item 1 - Consolidated Financial Statements (Unaudited)

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets

                                               March 31,           September 30,
                                                 2003                   2002
                                                       (In thousands)
                                                         (Unaudited)
Assets
Current assets:
   Cash and temporary investments              $  5,396             $  8,247
   Trade and other receivables                   43,070               46,463
   Prepaid expenses and deposits                 12,878               11,282
   Inventory                                     60,605               49,720
   Deferred income taxes                          2,420                2,420
                                               --------             --------
Total current assets                            124,369              118,132
Property, plant and equipment:
     Land and improvements                       13,593               11,061
   Buildings                                    130,457              111,041
     Plant and mill equipment                   351,397              312,092
   Furniture, fixtures and equipment             24,894               15,509
                                               --------             --------
                                                520,341              449,703
     Accumulated depreciation                  (110,748)             (99,607)
                                               --------             --------
                                                409,593              350,096
     Construction in progress                    10,303               45,844
                                               --------             --------
Total property, plant and equipment             419,896              395,940
Intangible assets                               178,504              119,360
Other assets                                      8,652                7,177
                                               --------             --------
Total assets                                   $731,421             $640,609
                                               ========             ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                          $ 39,114             $ 21,320
     Accrued expenses                            14,242               11,359
     Income tax payable                           1,150                1,585
     Current maturities of long-term debt         4,627                4,279
                                               --------             --------
Total current liabilities                        59,133               38,543
Long-term debt                                  310,122              258,193
Deferred income taxes                            52,043               46,767
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000              --                   --
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000              20                   20
     Class B common stock, $.001 par value:
          Authorized shares - 25,000,000             --                   --
     Additional paid-in capital                 220,129              213,671
     Treasury stock                             (46,513)             (34,394)
     Unearned compensation                         (677)                (940)
     Retained earnings                          139,655              121,862
   Accumulated other comprehensive loss          (2,491)              (3,113)
                                               --------             --------
Total stockholders' equity                      310,123              297,106
                                               --------             --------
Total liabilities and stockholders' equity     $731,421             $640,609
                                               ========             ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                       Three Months Ended
                                                            March 31,
                                                   2003                  2002
                                                         (In thousands)
                                                           (Unaudited)

Revenues                                         $110,652                $94,843
Cost of goods sold                                 75,371                 61,126
                                                 --------                -------
Gross profit                                       35,281                 33,717
Selling and marketing expense                      12,743                 12,845
General and administrative expense                  3,545                  3,209
Provision for acquisition expenses                  3,511                     --
                                                 --------                -------
Operating profit                                   15,482                 17,663
Interest expense, net                               2,249                  2,422
                                                 --------                -------
Income before income tax expense                   13,233                 15,241
Income tax expense                                  4,363                  5,182
                                                 --------                -------
Net income                                       $  8,870                $10,059
                                                 ========                =======

Earnings Per Common Share:
  Net income per common share                        $.50                   $.56
                                                 ========                =======

  Weighted-average common shares outstanding       17,727                 17,835
                                                 ========                =======

Earnings Per Common Share - Assuming Dilution:
  Net income per common share assuming dilution      $.48                   $.54
                                                 ========                =======

  Weighted-average common shares outstanding       18,421                 18,653
                                                 ========                =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                           Six Months Ended
                                                               March 31,
                                                         2003             2002
                                                            (In thousands)
                                                              (Unaudited)

Revenues                                               $217,688         $186,846
Cost of goods sold                                      148,830          120,285
                                                       --------         --------
Gross profit                                             68,858           66,561
Selling and marketing expense                            26,336           26,641
General and administrative expense                        6,357            6,186
Provision for acquisition and plant start-up expenses     4,939               --
                                                       --------         --------
Operating profit                                         31,226           33,734
Interest expense, net                                     4,676            4,978
                                                       --------         --------
Income before income tax expense                         26,550           28,756
Income tax expense                                        8,757            9,845
                                                       --------         --------
Net income                                              $17,793          $18,911
                                                       ========         ========

Earnings Per Common Share:
  Net income per common share                             $1.00            $1.06
                                                       ========         ========

  Weighted-average common shares outstanding             17,781           17,764
                                                       ========         ========

Earnings Per Common Share - Assuming Dilution:
  Net income per common share assuming dilution            $.97            $1.02
                                                       ========         ========

  Weighted-average common shares outstanding             18,423           18,605
                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Stockholders' Equity

                                                               Six months ended March
                                                                      31, 2003
                                                             ---------------------------
                                                                   (In thousands)
                                                                    (unaudited)
Class A Common Shares
  Balance, beginning of period                                            19,677
  Issuance of shares of Class A Common stock to option holders
  & other issuances, (net)                                                   152
                                                                       ---------
  Balance, end of period                                                  19,829
                                                                       =========

Class A Common Stock
  Balance, beginning and end of period                                 $      20
                                                                       =========

Additional Paid-in Capital
  Balance, beginning of period                                         $ 213,671
  Issuance of shares of Class A Common stock to option holders
  & other issuances                                                        6,458
                                                                       ---------
  Balance, end of period                                               $ 220,129
                                                                       =========

Treasury Stock
  Balance, beginning of period                                         $ (34,394)
  Purchase of treasury stock                                             (12,119)
                                                                       ---------
  Balance, end of period                                               $ (46,513)
                                                                       =========

Unearned Compensation
 Balance, beginning of period                                          $    (940)
 Cancellation of common stock                                                250
 Earned compensation                                                         133
 Issuance of common stock                                                   (120)
                                                                       ---------
 Balance, end of period                                                $    (677)
                                                                       =========

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment
    Balance, beginning of period                                       $  (1,611)
    Change during the period                                               2,023
                                                                       ---------
    Balance, end of period                                                   412

  Interest rate swaps fair value adjustment
    Balance, beginning of period                                          (1,502)
    Change during the period                                              (1,401)
                                                                       ---------
    Balance, end of period                                                (2,903)
                                                                       ---------

  Total accumulated other comprehensive loss                           $  (2,491)
                                                                       =========

Retained Earnings
  Balance, beginning of period                                         $ 121,862
  Net income                                                              17,793
                                                                       ---------
  Balance, end of period                                               $ 139,655
                                                                       =========

Total Stockholders' Equity                                             $ 310,123
                                                                       =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                   Three months ended March 31,
                                                      2003             2002
                                                          (In thousands)
                                                           (unaudited)

Net income                                          $8,870           $10,059

Other comprehensive income (loss)

  Net unrealized gain (losses) on qualifying cash
  flow hedges (net of income tax benefit (expense) of
  $334 and ($107), respectively)                      (675)              336

  Foreign currency translation adjustment
  (net of income tax benefit (expense) of
  ($329) and $0, respectively)                         668                (2)
                                                    ------           -------

  Total other comprehensive income (loss)               (7)              334
                                                    ------           -------

  Comprehensive income                              $8,863           $10,393
                                                    ======           =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                   Six months ended March 31,
                                                      2003             2002
                                                          (In thousands)
                                                           (unaudited)

Net income                                         $17,793           $18,911

Other comprehensive income (loss)

  Net unrealized losses on qualifying cash
  flow hedges (net of income tax benefit of
  $690 and $27, respectively)                       (1,401)              (53)

  Foreign currency translation adjustment
  (net of income tax benefit (expense) of
  ($996) and $40, respectively)                      2,023               (78)
                                                   -------           -------

  Total other comprehensive income (loss)              622              (131)
                                                   -------           -------

  Comprehensive income                             $18,415           $18,780
                                                   =======           =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                            Six Months Ended
                                                                March 31,
                                                        2003               2002
                                                             (In thousands)
                                                               (Unaudited)
Operating activities:
Net income                                            $17,793            $18,911
Adjustments to reconcile net income to net cash
provided by operations:
    Depreciation and amortization                      11,743              9,984
    Deferred income tax expense                         7,246              4,959
    Changes in operating assets and liabilities:
           Trade and other receivables                  3,624              1,137
           Prepaid expenses and deposits               (1,987)             1,687
           Inventory                                   (7,563)            (9,453)
           Accounts payable and accrued expenses       14,048             (4,349)
           Income tax payable                            (288)             4,132
           Other                                       (1,809)              (551)
                                                      -------            -------
Net cash provided by operating activities              42,807             26,457

Investing activities:
Purchase of pasta brands                              (54,234)            (1,209)
Additions to property, plant and equipment            (25,856)           (29,593)
                                                      -------            -------
Net cash used in investing activities                 (80,090)           (30,802)

Financing activities:
Additions to deferred debt issuance costs              (1,106)                --
Proceeds from issuance of debt                         62,988                979
Principal payments on debt and capital lease
     Obligations                                      (16,880)              (789)
Proceeds from issuance of common stock, net of
     issuance costs                                     1,229              3,668
Purchase of treasury stock                            (12,119)                --
                                                      -------            -------
Net cash provided by financing activities              34,112              3,858
Effect of exchange rate changes on cash                   320                (71)
                                                      -------            -------
Net decrease in cash and temporary investments         (2,851)              (558)

Cash and temporary investments at beginning of period   8,247              5,284
                                                      -------            -------
Cash and temporary investments at end of period       $ 5,396            $ 4,726
                                                      =======            =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                 March 31, 2003

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended September 27, 2002.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal year 2003 included 14 weeks of activity and fiscal 2002 included thirteen weeks of activity and are included in the six-month periods ended March 31, 2003 and 2002.

Reclassifications

Certain amounts within the prior period financial statements have been reclassified to conform to the current period presentation.

Inventories

Inventories are stated using product specific standard costs which approximate the lower of cost or market determined on a first-in, first-out (FIFO) basis.
Inventories consist of the following:

                                              March 31,            September 30,
                                                2003                   2002
                                                      (In thousands)
 Finished goods                               $46,107                 $38,881
 Raw materials, packaging materials and
 work-in-process                               14,498                  10,839
                                              -------                 -------
                                              $60,605                 $49,720
                                              =======                 =======

2.   Stock Options/Earnings Per Share

A summary of the Company's stock option activity:

                                               Number of Shares
     Outstanding at September 30, 2002            2,665,821
          Exercised                                 (45,521)
          Granted                                   392,000
          Canceled/Expired                          (45,952)
                                                  ---------
     Outstanding at March 31, 2003                2,966,348
                                                  =========

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 694,000 and 642,000 shares for the three-month and six-month periods ended March 31, 2003, respectively, and 818,000 and 841,000 shares for the three-month and six-month periods ended March 31, 2002, respectively.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards (SFAS) No.
123, "Accounting for Stock-Based Compensation".

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                    Six months ended March 31
                                    2003                 2002

Net income, as reported          $ 17,793              $ 18,911
Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value based method
   for all awards, net of
   related tax effects             (3,250)               (1,385)
                                 --------              --------

Pro forma net income             $ 14,543              $ 17,526
                                 ========              ========

Earnings per share:
   Basic - as reported           $   1.00              $   1.06
                                 ========              ========
   Basic - pro forma             $    .82              $    .99
                                 ========              ========

   Diluted - as reported         $    .97              $   1.02
                                 ========              ========
   Diluted - pro forma           $    .79              $    .94
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

The Company recognizes the receipts from the Department of Commerce ratably over the related fiscal year, which patterns the program year under which the payments were received. Accordingly, the Company expects to recognize an additional 25% or $.6 million, in each of the next two quarters of the current fiscal year.

It is the Company's understanding that overpayments under this program may be recovered by U.S. Customs for a number of reasons up to one year after payment is made. The Company has not received any claims of overpayment. For this reason and to match the revenue received with the incremental expenditures made under the program in 2002, the Company recognizes the receipt ratably over the current fiscal year.

The legislation creating the dumping and subsidy offset payment (referred to as the Byrd Amendment) provides for annual payments from the U.S. government.
However, it is not possible to reasonably estimate the potential amount, if any, to be received in future periods.

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

On January 31, 2003, the Company purchased the Golden Grain/Mission pasta brand plus inventory from PepsiCo for approximately $46 million. No significant manufacturing assets were included in the transaction. Additional costs associated with this acquisition may be incurred.

On February 27, 2003, the Company purchased the Mrs. Leeper's specialty pasta business for 100,000 shares of AIPC common stock plus a cash earn out tied to sale and profit growth over the next three years.

5.   Stock Repurchase Plan

In November 2002, the Company's Board of Directors authorized up to $20 million to implement a common stock repurchase plan. The Company purchased 366,398 shares for $12,119,000, at prices ranging from $32.52 to $34.45 per share during the six months ended March 31, 2003.

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

Results of Operations

Overview

We are the largest producer and one of the fastest-growing major marketers of dry pasta in North America. We began operations in 1988 with the introduction of new, highly efficient durum wheat milling and pasta production technology. We believe our singular focus on pasta, our vertically-integrated facilities and highly efficient production facilities focused primarily on specific market segments, and our highly skilled workforce make us a more efficient company and enable us to produce high-quality pasta at very competitive costs. We believe that the combination of our low cost structure, the addition of several new brands to our portfolio of brands, our scalable production facilities, and our key customer relationships create significant opportunity for continued growth.

We generate revenues in two customer markets: retail and institutional. Retail market revenues include the revenues from sales of our pasta products to customers who resell the pasta in retail channels. These revenues represented
75% and 76% of our total revenue for the six months ended March 31, 2003 and
2002, respectively, and include sales to club stores and grocery retailers, and encompass sales of our private label and branded products. Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice market. It also includes revenues from opportunistic sales to government agencies and other customers that we pursue periodically when capacity is available to increase production volumes and thereby lower average unit costs.
The institutional market represented 25% and 24% of our total revenue for the six months ended March 31, 2003 and 2002, respectively. Average sales prices in the retail and institutional markets vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix). Generally, average retail sales prices are higher than institutional sales prices. We anticipate continued changes to historical income statement patterns as the branded portion of sales mix continues to expand. Selling prices of our branded products are significantly higher than selling prices in our other business units including private label.
This results in higher

revenues, gross profits, and gross margin percentages than our non-branded business. Revenues are reported net of cash discounts, pricing allowances and product returns.

We seek to develop strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a supply agreement with Sysco, which is set to renew this year, and other arrangements with food industry leaders, such as Sam's Club, that provide for the "pass-through" of direct material cost changes as pricing adjustments. The pass-throughs are generally limited to actual changes in cost and, as a result, impact percentage profitability in periods of changing costs and prices. The pass-throughs are generally effective 30 to 90 days following such cost changes and thereby significantly reduce the long-term exposure of our operating results to the volatility of raw material costs. These pass-through arrangements also require us to pass on the benefits of any price decrease in raw material costs.

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

Our capital asset strategy is to achieve low-cost production through vertical integration and investment in the most current pasta-making assets and technologies. The manufacturing- and distribution-related capital assets that have been or will be acquired to support this strategy are depreciated over their respective economic lives. Because of the capital-intensive nature of our business and our current and future facilities expansion plans, we believe our depreciation expense for production and distribution assets may be higher than that of many of our competitors. Depreciation expense is a component of inventory cost and cost of goods sold. Plant expansion costs include incremental direct and indirect manufacturing and distribution costs that are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the statement of operations. By locating our newest facility in Arizona closer to our western U.S. customers, we believe we will generate significant logistical savings and provide superior service to our west coast customers, while creating additional capacity to support the continued rapid growth of our business sourced from our existing plants. We believe adding this strategic location will further enhance our low-cost producer position in the industry.

Selling and marketing costs increased substantially in both fiscal years 2002 and 2001, in line with the significant expansion of our retail business through branded acquisitions. These costs constituted 11.5% and 12.1% of revenues for the three and six months ended March 31, 2003, respectively. We do not expect significant further growth in our selling and marketing expenditures because we have substantially completed the development of the selling and marketing infrastructure needed to support our branded businesses.

As noted, in November 2000, we purchased the Mueller's(R) pasta brand from
Bestfoods. In July 2001, we purchased seven pasta brands from Borden Foods. In
September 2002, we purchased the Lensi brand and in October 2002 we purchased the Martha Gooch(R) and LaRosa(R) brands. In addition, we purchased the Golden
Grain/Mission pasta brand and Mrs. Leeper's pasta brand in January 2003 and
February 2003, respectively. As discussed below, the timing of these brand acquisitions had an impact on the period-to-period comparisons.

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

Product Return Reserves. Revenue is recognized when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers occasionally return products for a variety of reasons. Examples include product damaged in transit, discontinuance of a particular size or form of product and shipping errors. We record an estimate of products to be returned by customers as a reserve against sales. We generally base this reserve on our historical returns experience and sales volume. Significant judgment is required when estimating the reserves for product returns and there is a risk that actual product returns may differ from our estimates.

Accounts Receivable - Significant Customers. We generate approximately 25% of our revenues and corresponding accounts receivable from sales to two customers.
If our primary customers experience significant adverse conditions in their industry or operations, our customers may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing purchase and sale commitments.

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

Second quarter fiscal 2003 compared to second quarter fiscal 2002.

     Revenues. Total revenues increased $15.8 million, or 16.7%, to $110.7 million for the three-month period ended March 31, 2003, from $94.8 million for the three-month period ended March 31, 2002. The increase for the three-month period ended March 31, 2003 was primarily due to volume growth of 14.7% over the prior year period. Revenue growth exceeded volume growth due primarily to higher selling prices related to durum pass throughs and recent brand acquisitions, offset by a reduction in the payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000, and changes in sales mix.
(See Note 3 to the Consolidated Financial Statements)

     Revenues for the Retail market increased $12.0 million, or 17.0%, to $82.9 million for the three-month period ended March 31, 2003, from $70.9 million for the three-month period ended March 31, 2002. The increase primarily reflects volume growth of 13.8%. Revenue growth exceeded volume growth due primarily to higher selling prices related to durum pass throughs and recent brand acquisitions, offset by changes in sales mix and a reduction in the payments received from the U.S. government under the Continued Dumping and Subsidy Offset
Act of 2000.

     Revenues for the Institutional market increased $3.8 million, or 15.7%, to
$27.7 million for the three-month period ended March 31, 2003, from $23.9 million for the three-month period ended March 31, 2002. This increase was primarily a result of volume growth of 17.5%. Revenue growth lagged volume growth due primarily to changes in sales mix, offset by higher selling prices related to durum pass throughs.

     Gross Profit. Gross profit increased $1.6 million, or 4.6% to $35.3 million for the three-month period ended March 31, 2003, from $33.7 million for the three-month period ended March 31, 2002. This increase was primarily attributable to revenue growth associated with increased volumes and higher selling prices. These increases were partially offset by higher raw material costs, principally durum wheat. Gross profit as a percentage of revenues decreased to 31.9% for the three-month period ended March 31, 2003 from 35.6%

for the three-month period ended March 31, 2002. The decrease in gross profit as a percentage of revenues relates to the lower net revenue impact of the
Continued Dumping and Subsidy Offset payment, product sales mix associated with the continued strong growth of our ingredient, private label and club businesses and the impact of higher raw material costs, principally durum wheat.

     Selling and Marketing Expense. Selling and marketing expense decreased $0.1 million, or 0.8%, to $12.7 million for the three-month period ended March 31,
2003, from $12.8 million for the three-month period ended March 31, 2002.
Selling and marketing expense as a percentage of revenues decreased to 11.5% for the three-month period ended March 31, 2003, from 13.5% for the comparable prior year period. The lower selling and marketing expense as a percentage of sales is attributable primarily to higher rates of revenue growth for our businesses which require less selling and marketing support, and the leverage benefits of controlling our overhead costs.

     General and Administrative Expense. General and administrative expenses increased $0.3 million, or 10.5%, to $3.5 million for the three-month period ended March 31, 2003 from $3.2 million for the three-month period ended March
31, 2002. General and administrative expense as a percentage of revenues decreased to 3.2% for the three-month period ended March 31, 2003 from 3.4% for the comparable prior year period.

     Provision for Acquisition Expenses. The provision for acquisition expenses of $3.5 million for the quarter ended March 31, 2003 consisted of incremental costs associated with the brand acquisitions and were incurred primarily for purchased product premiums during the transition, incremental logistic costs, employee incentives, and transition support.

     Operating Profit. Operating profit for the three-month period ended March
31, 2003, was $15.5 million, a decrease of $2.2 million or 12.3% from the $17.7 million reported for the three-month period ended March 31, 2002. Included in operating profit is the impact of the $3.5 million charge for incremental costs associated with the acquisitions. Operating profit decreased as a percentage of revenues to 14.0% for the three-month period ended March 31, 2003, from 18.6%
for the three-month period ended March 31, 2002 as a result of the factors discussed above.

     Interest Expense. Interest expense for the three-month period ended March
31, 2003, was $2.2 million, decreasing $0.2 million or 7.1% from the $2.4 million reported for the three-month period ended March 31, 2002. Interest expense decreased from a year ago despite higher average debt, due to lower interest rates. Additionally, the interest on debt associated with the Arizona facility was capitalized to the project during the quarter. Interest will no longer be capitalized to this project since it was placed in service in the current quarter. Therefore, higher interest expense is expected for the remainder of fiscal 2003.

     Income Tax. Income tax expense for the three-month period ended March 31,
2003, was $4.4 million, compared to $5.2 million reported for the three-month period ended March 31, 2002, and reflects effective income tax rates of approximately 33.0% and 34.0%, respectively.

     Net Income. Net income for the three-month period ended March 31, 2003, was
$8.9 million, decreasing $1.2 million or 11.8% from the $10.1 million reported for the three-month period ended March 31, 2002. Included in net income is the impact of the $3.5 million ($2.3 million after tax) charge for incremental costs associated with the acquisitions. Diluted earnings per common share were $0.48 per share for the three-month period ended March 31, 2003 compared to $0.54 per share for the three-month period ended March 31, 2002. Included in the diluted earnings per common share is the ($0.13) per share

effect of incremental costs associated with the acquisitions. Net income as a percentage of the net revenues was 8.0% versus 10.6% in the prior year.

Six months fiscal 2003 compared to six months fiscal 2002.

     Revenues. Revenues increased $30.8 million, or 16.5%, to $217.7 million for the six-month period ended March 31, 2003, from $186.8 million for the six-month period ended March 31, 2002. The increase for the six-month period ended March
31, 2002 was primarily due to volume growth of 17.6% over the prior year period.
Revenue growth lagged volume growth due primarily to changes in sales mix and a reduction in payments received from the U.S. government under the Continued
Dumping and Subsidy Offset Act of 2000, offset by recent branded acquisitions and higher selling prices related to durum pass throughs. (see Note 3 to the
Consolidated Financial Statements)

     Revenues for the Retail market increased $22.5 million, or 15.8%, to $164.2 million for the six-month period ended March 31, 2003, from $141.7 million for the six-month period ended March 31, 2002. The increase primarily reflects volume growth of 16.6%, higher selling prices related to durum pass throughs and the impact of recent brand acquisitions, offset by changes in sales mix and a reduction in the payments received from the U.S. government under the Continued
Dumping and Subsidy Offset Act of 2000.

     Revenues for the Institutional market increased $8.4 million, or 18.6%, to
$53.5 million for the six-month period ended March 31, 2003, from $45.1 million for the six-month period ended March 31, 2002. This increase was primarily due to volume growth of 19.6% and higher selling prices related to durum pass throughs, offset by changes in sales mix.

     Gross Profit. Gross profit increased $2.3 million, or 3.5%, to $68.9 million for the six-month period ended March 31, 2003, from $66.6 million for the six-month period ended March 31, 2002. This increase was primarily due to revenue growth associated with increased volumes and higher selling prices.
These increases were partially offset by higher raw material costs, principally durum wheat. Gross profit as a percentage of revenues decreased to 31.6% for the six-month period ended March 31, 2003, from 35.6% for the six-month period ended
March 31, 2002. The decrease in gross profit as a percentage of revenues relates to the lower net revenue impact of the Continued Dumping and Offset payment, product sales mix associated with the continued strong growth of our ingredient, private label and club businesses and the impact of higher raw material costs, principally durum wheat.

     Selling and Marketing Expense. Selling and marketing expense decreased $0.3 million, or 1.1%, to $26.3 million for the six-month period ended March 31,
2003, from $26.6 million for the six-month period ended March 31, 2002. Selling and marketing expense as a percentage of revenues decreased to 12.1% for the six-month period ended March 31, 2003, from 14.3% for the comparable prior year period. The lower selling and marketing expense as a percentage of revenues is attributable primarily to higher rates of revenue growth for our businesses which require less selling and marketing support, and the leverage benefits of controlling our overhead costs.

     General and Administrative Expense. General and administrative expense increased $0.2 million, or 2.8%, to $6.4 million for the six-month period ended
March 31, 2003, from $6.2 million for the comparable prior period, and decreased as a percentage of revenues at 2.9% and 3.3% for the six-month periods ended
March 31, 2003 and 2002, respectively.

     Provision for Acquisition and Plant Start-up Expenses. The provision for acquisition and plant start-up expenses of $4.9 million for the six-month period ended March 31, 2003 consisted of incremental costs associated with the brand acquisitions and plant start-up costs related to the Arizona facility.

     Operating Profit. Operating profit for the six-month period ended March 31,
2003, was $31.2 million, a decrease of $2.5 million or 7.4% from the $33.7 million reported for the six-month period ended March 31, 2002. Included in operating profit is the impact of the $4.9 million charge for incremental costs associated with the acquisitions and plant start-up expenses. Operating profit decreased as a percentage of revenues to 14.3% for the six-month period ended
March 31, 2003, from 18.1% for the six-month period ended March 31, 2002 as a result of the factors discussed above.

     Interest Expense. Interest expense for the six-month period ended March 31,
2003, was $4.7 million, decreasing $0.3 million or 6.1% from the $5.0 million reported for the six-month period ended March 31, 2002. Interest expense decreased from a year ago despite higher average debt, due to lower interest rates. Additionally, the interest on debt associated with the Arizona facility was capitalized to the project during the quarter. Interest will no longer be capitalized to this project since it was placed in service in the current quarter. Therefore, higher interest expense is expected for the remainder of fiscal 2003.

     Income Tax. Income tax expense for the six-month period ended March 31,
2003, was $8.8 million, decreasing $1.1 million from the $9.8 million reported for the six-month period ended March 31, 2002, and reflects effective income tax rates of approximately 33.0% and 34.2%, respectively.

     Net Income. Net income for the six-month period ended March 31, 2003, was
$17.8 million, decreasing $1.1 million or approximately 5.9% from the $18.9 million reported for the six months ended March 31, 2002. Included in net income is the impact of the $4.9 million ($3.3 million after tax) charge for incremental costs associated with the acquisitions and plant start-up costs.
Diluted earnings per common share were $0.97 per share for the six-month period ended March 31, 2003 compared to $1.02 per share for the six-month period ended
March 31, 2002. Included in the diluted earnings per common share is the ($0.18)
per share effect of costs related to acquisition and plant start-up costs. Net income as a percentage of net revenues was 8.2% versus 10.1% in the prior year.

Financial Condition and Liquidity

     Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled
$5.4 million, and working capital totaled $65.2 million at March 31, 2003.

     Our net cash provided by operating activities totaled $42.8 million for the six-month period ended March 31, 2003 compared to $26.5 million for the six-month period ended March 31, 2002.

     Cash used in investing activities principally relates to the purchase of pasta brands and investments in manufacturing, distribution, milling and management information system assets. Capital expenditures were $25.9 million for the six-month period ended March 31, 2003 compared to $29.6 million in the comparable prior year period. In addition to the new Arizona facility, we plan to spend approximately $15 million in the remainder of fiscal year 2003, primarily for cost saving, maintenance and capacity expansion projects.

     Net cash provided by financing activities was $34.1 million for the six-month period ended March 31, 2003 compared to $3.9 million for the six-month period ended March 31, 2002. The net borrowings of $46.1 million in fiscal 2003 relates to the purchase of the Golden Grain/Mission pasta brand and the purchase of treasury stock. We have purchased 346,398 shares of company stock for $12.1 million in the six months ended March 31, 2003. We continue to use our available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

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

    Selected
   Contractual
 Obligations at
 March 31, 2003             Payments Due by Period
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       Total    Less than      1-3 years     4-5 years    After
                                  1 year                                 5 years
--------------------------------------------------------------------------------
                                           (in thousands)

Long term debt       $313,753     $4,197        $119,556      $190,000       $--

Capital lease
obligations               996        430             566            --        --

Unconditional durum
purchase
obligations            34,034     26,824           7,210            --        --

Total contractual
cash
obligations          $348,783    $31,451        $127,332      $190,000       $--

     We have current commitments for $34.0 million in durum purchases for fiscal years 2003 and 2004. Additionally, we have approximately $25.0 million in expenditures remaining under the previously referenced capital programs. We anticipate the majority of these current capital programs will be fully funded by the end of fiscal year 2003. We expect to fund these commitments from operations and borrowings under our credit facility. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We anticipate that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

     We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $150 million outstanding at March 31, 2003. The estimated fair value of the interest rate swap agreements of ($4.4 million) is the amount we would be required to pay to terminate the swap agreements at March 31, 2003. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.7 million for the quarter ended March 31, 2003. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholders' equity.

     The functional currency for our Italy operation is the Euro. At March 31,
2003, long-term debt includes obligations of 37.5 million Euros ($40.3 million)
under a credit facility which bears interest at a variable rate based upon the
Euribor rate.

Item 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, Mr. Webster, our CEO, and Mr. Schmidgall, our CFO, evaluated our disclosure controls and procedures and, based on this evaluation, concluded that the Company's disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the required time periods. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since May 14, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------------
Not applicable

Item 2. Changes in Securities
-------------------------------
Not applicable

Item 3. Defaults Upon Senior Securities
-------------------------------
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-------------------------------
The Annual Meeting of Shareholders was held on February 6, 2003.

                  There were two matters submitted to a vote of security
                  holders. The first matter was for the election of directors.
                  Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

                      Election of Directors       Votes For       Votes Withheld
                         Horst Schroeder          16,478,732           98,300
                         Mark C. Demetree         15,572,218        1,004,814
                         Timothy S. Webster       16,492,883           84,149
                         James Heeter             16,154,149          422,883

                  The following directors continued in office:

                      Serving Until 2004              Serving Until 2005
                         Tim Pollak                      Jonathan E. Baum
                         William R. Patterson            Robert H. Niehaus
                                                         Richard C. Thompson

                  The second matter was the ratification of the Board of
                  Directors' selection of Ernst & Young LLP to serve as the
                  Company's independent auditors for the fiscal year 2003. The shareholders cast 16,013,470 votes in the affirmative and
                  543,961 votes in the negative and shareholders holding 19,601 votes abstained from voting on the ratification of Ernst &
                  Young LLP as the Company's independent auditors for the fiscal year 2003.

Item 5. Other Information
-------------------------------
Not applicable

Item 6. Exhibits and Reports on Form 8-K
-------------------------------
        (a) Exhibits.

               10.1 Employment Agreement by and between American Italian Pasta
                    Company and Horst W. Schroeder dated January 14, 2003.

               10.2 Asset Purchase and Sale Agreement by and among American
                    Italian Pasta Company, PepsiCo Puerto Rico, Inc. and Golden
                    Grain Company dated January 28, 2003.

               10.3 Asset Purchase Agreement by and between American Italian
                    Pasta Company, Mrs. Leeper's, Inc. and Edwin J. Muscat and
                    Michelle M. Muscat dated February 27, 2003.

               10.4 Form of Stock Option Award Agreement for Stock Option Awards
                    Pursuant to the Company's 2000 Equity Incentive Plan.

               99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

          (b)  Reports on Form 8-K.

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

May 14, 2003                            /s/ Timothy S. Webster
----------------------              --------------------------------------------
Date                                Timothy S. Webster
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

May 14, 2003                            /s/ Warren Schmidgall
----------------------              --------------------------------------------
Date                                Warren Schmidgall
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------------------------------

   10.                   Material Contracts

   10.1                  Employment Agreement by and between American Italian
                         Pasta Company and Horst W. Schroeder dated January 14,
                         2003.

   10.2                  Asset Purchase and Sale Agreement by and among American
                         Italian Pasta Company, PepsiCo Puerto Rico, Inc. and
                         Golden Grain Company dated January 28, 2003.

   10.3                  Asset Purchase Agreement by and between American
                         Italian Pasta Company, Mrs. Leeper's, Inc. and Edwin J.
                         Muscat and Michelle M. Muscat dated February 27, 2003.

   10.4                  Form of Stock Option Award Agreement for Stock Option
                         Awards Pursuant to the Company's 2000 Equity Incentive
                         Plan.

   99.1                  Certification pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002.

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

Date:    May 14, 2003
                                             /s/ Timothy S. Webster
                                             -----------------------------------
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

Date:    May 14, 2003
                                             /s/ Warren Schmidgall
                                             -----------------------------------
                                             Warren Schmidgall, EVP & CFO

