Form 10-Q/A
period 2003-04-04
AMERICAN ITALIAN PASTA CO
filed 2003-05-16
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                        For the period ended:   April 4, 2003

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

--------------------------------------------------------------------------------

THIS 10-Q/A IS BEING FILED TO CORRECT THE DATE OF THE PERIOD END FROM MARCH 31,
2003 TO APRIL 4, 2003 AND TO INCLUDE THE TEXT OF EXHIBIT 10.2 WHICH WAS
INADVERTENTLY DELETED FROM THE EARLIER FILED 10-Q.

--------------------------------------------------------------------------------

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

May 16, 2003                            /s/ Timothy S. Webster
----------------------              --------------------------------------------
Date                                Timothy S. Webster
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

May 16, 2003                            /s/ Warren Schmidgall
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

   99.1                  Certification pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002.

--------------------------------------------------------------------------------

THIS 10-Q/A IS BEING FILED TO CORRECT THE DATE OF THE PERIOD END FROM MARCH 31,
2003 TO APRIL 4, 2003 AND TO INCLUDE THE TEXT OF EXHIBIT 10.2 WHICH WAS
INADVERTENTLY DELETED FROM THE EARLIER FILED 10-Q.

--------------------------------------------------------------------------------

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

Date:    May 16, 2003
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

Date:    May 16, 2003
                                             /s/ Warren Schmidgall
                                             -----------------------------------
                                             Warren Schmidgall, EVP & CFO

