Form 10-Q
period 2003-07-04
AMERICAN ITALIAN PASTA CO
filed 2003-08-18
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the period ended:   July 4, 2003

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

         The number of shares outstanding as of August 15, 2003 of the
Registrant's Class A Convertible Common Stock was 17,903,723 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                           Quarter Ended June 30, 2003

                                Table of Contents

Part I - Financial Information                                                   Page

         Item 1.           Financial Statements (unaudited)

                           Consolidated Balance Sheets at June 30, 2003 and
                           September 30, 2002.                                      3

                           Consolidated Statements of Income for the three
                           months ended June 30, 2003 and 2002.                     4

                           Consolidated Statements of Income for the nine
                           months ended June 30, 2003 and 2002.                     5

                           Consolidated Statement of Stockholders' Equity
                           for the nine months ended June 30, 2003.                 6

                           Consolidated Statements of Comprehensive Income
                           for the three months ended June 30, 2003 and 2002.       7

                           Consolidated Statements of Comprehensive Income
                           for the nine months ended June 30, 2003 and 2002.        8
                           Consolidated Statements of Cash Flows for the nine
                           months ended June 30, 2003 and 2002.                     9

                           Notes to Consolidated Financial Statements              10

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations           13

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                             21

         Item 4.           Controls and Procedures                                 22

Part II - Other Information

         Item 1.           Legal Proceedings                                       22

         Item 2.           Changes in Securities                                   22

         Item 3.           Defaults Upon Senior Securities                         22

         Item 4.           Submission of Matters to a Vote of Security Holders     22

         Item 5.           Other Information                                       22

         Item 6.           Exhibits and Reports on Form 8-K                        22

Signature Page                                                                     23

                         PART I - FINANCIAL INFORMATION
             Item 1 - Consolidated Financial Statements (Unaudited)

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets
                                                                              June 30,2003    Sept. 30, 2002
                                                                              ------------    --------------
                                                                                        (In thousands)
Assets                                                                                    (Unaudited)
Current assets:
   Cash and temporary investments                                                 $6,624          $8,247
   Trade and other receivables                                                    44,151          46,463
   Prepaid expenses and deposits                                                  11,159          11,282
   Inventory                                                                      73,881          49,720
   Deferred income taxes                                                           2,420           2,420
                                                                                   -----           -----
Total current assets                                                             138,235         118,132
Property, plant and equipment:
     Land and improvements                                                        13,742          11,061
     Buildings                                                                   131,809         111,041
     Plant and mill equipment                                                    354,426         312,092
     Furniture, fixtures and equipment                                            24,963          15,509
                                                                                  ------          ------
                                                                                 524,940         449,703
     Accumulated depreciation                                                   (116,806)        (99,607)
                                                                                --------         -------
                                                                                 408,134         350,096
     Construction in progress                                                     16,330          45,844
                                                                                  ------          ------
Property, plant and equipment, net                                               424,464         395,940
Intangible assets                                                                179,420         119,360
Other assets                                                                      10,149           7,177
                                                                                  ------           -----
Total assets                                                                    752,268         $640,609
                                                                                ========        ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                           $ 38,092        $ 21,320
     Accrued expenses                                                             12,583          11,359
     Income tax payable                                                            1,050           1,585
     Current maturities of long-term debt                                          4,897           4,279
                                                                                   -----           -----
Total current liabilities                                                         56,622          38,543
Long-term debt                                                                   314,387         258,193
Deferred income taxes                                                             56,203          46,767
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                               --              --
          Issued and outstanding shares - none
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                               20              20
         Issued and outstanding shares - 19,894,341 and
         17,872,962 at June 30, 2003 and 19,676,857 and
         18,021,876 at September 30, 2002
     Class B common stock, $.001 par value:
          Authorized shares - 25,000,000                                              --              --
          Issued and outstanding shares - none
     Additional paid-in capital                                                  222,112         213,671
     Treasury stock                                                              (46,513)        (34,394)
     Unearned compensation                                                          (618)           (940)
     Retained earnings                                                           151,689         121,862
   Accumulated other comprehensive loss                                           (1,634)         (3,113)
                                                                                  ------          ------
Total stockholders' equity                                                       325,056         297,106
                                                                                 -------         -------
Total liabilities and stockholders' equity                                      $752,268        $640,609
                                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                               Three Months Ended
                                                                                     June 30,
                                                                               2003           2002
                                                                               ----           ----
                                                                                  (In thousands,
                                                                              except per share data)
                                                                                    (Unaudited)

Revenues                                                                    $104,302       $ 91,773
Cost of goods sold                                                            67,861         59,283
                                                                              ------         ------
Gross profit                                                                  36,441         32,490
Selling and marketing expense                                                 12,217         10,841
General and administrative expense                                             3,484          2,811
                                                                               -----          -----
Operating profit                                                              20,740         18,838
Interest expense, net                                                          2,764          2,161
                                                                               -----          -----
Income before income tax expense                                              17,976         16,677
Income tax expense                                                             5,942          5,670
                                                                               -----          -----
Net income                                                                  $ 12,034       $ 11,007
                                                                            ========       ========

Earnings Per Common Share:

    Net income per common share                                                $ .67          $ .61
                                                                               =====          =====

    Weighted-average common shares outstanding                                17,838         17,969
                                                                              ======         ======

Earnings Per Common Share - Assuming Dilution:

    Net income per common share assuming dilution                              $ .65          $ .59
                                                                               =====          =====

    Weighted-average common shares outstanding                                18,594         18,806
                                                                              ======         ======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                                      Nine Months Ended
                                                                                          June 30,
                                                                                   2003           2002
                                                                                   ----           ----
                                                                                       (In thousands,
                                                                                   except per share data)
                                                                                         (Unaudited)

Revenues                                                                         321,990      $ 278,619
Cost of goods sold                                                               216,691        179,568
                                                                                 -------        -------
Gross profit                                                                     105,299         99,051
Selling and marketing expense                                                     38,553         37,482
General and administrative expense                                                 9,841          8,997
Provision for acquisition and plant start-up expenses                              4,939             --
                                                                                   -----          -----
Operating profit                                                                  51,966         52,572
Interest expense, net                                                              7,440          7,139
                                                                                   -----          -----
Income before income tax expense                                                  44,526         45,433
Income tax expense                                                                14,699         15,515
                                                                                  ------         ------
Net income                                                                       $29,827        $29,918
                                                                                 =======        =======

Earnings Per Common Share:

    Net income per common share                                                   $ 1.68         $ 1.68
                                                                                  ======         ======

    Weighted-average common shares outstanding                                    17,800         17,824
                                                                                  ======         ======

Earnings Per Common Share - Assuming Dilution:

    Net income per common share assuming dilution                                 $ 1.61         $ 1.60
                                                                                  ======         ======

    Weighted-average common shares outstanding                                    18,474         18,671
                                                                                  ======         ======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statement of Stockholders' Equity

                                                                                          Nine months ended
                                                                                            June 30, 2003
                                                                                         ---------------------
                                                                                           (In thousands)
                                                                                             (unaudited)
Class A Common Shares
  Balance, beginning of period                                                                    19,677
  Issuance of shares of Class A Common stock to option holders & other issuances                     217
                                                                                                     ---
  Balance, end of period                                                                          19,894
                                                                                                  ======

Class A Common Stock
  Balance, beginning and end of period                                                             $  20
                                                                                                   =====

Additional Paid-in Capital
  Balance, beginning of period                                                                  $213,671
  Issuance of shares of Class A Common stock to option holders
     & other issuances                                                                             7,654
  Tax benefit from stock compensation                                                                787
                                                                                               ---------
  Balance, end of period                                                                       $ 222,112
                                                                                               =========

Treasury Stock
  Balance, beginning of period                                                                 $ (34,394)
  Purchase of treasury stock                                                                     (12,119)
                                                                                               ---------
  Balance, end of period                                                                       $ (46,513)
                                                                                               =========

Unearned Compensation
  Balance, beginning of period                                                                    $ (940)
  Cancellation of common stock                                                                       250
  Issuance of common stock                                                                          (142)
  Earned compensation                                                                                214
                                                                                                  ------
  Balance, end of period                                                                          $ (618)
                                                                                                  ======

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment
     Balance, beginning of period                                                                $(1,611)
     Change during the period                                                                      3,923
                                                                                                 -------
     Balance, end of period                                                                      $ 2,312
                                                                                                 -------

  Interest rate swaps fair value adjustment
     Balance, beginning of period                                                                $(1,502)
     Change during the period                                                                     (2,444)
                                                                                                  ------
     Balance, end of period                                                                      $(3,946)
                                                                                                 -------

  Total accumulated other comprehensive loss                                                     $(1,634)
                                                                                                 =======

Retained Earnings
  Balance, beginning of period                                                                 $ 121,862
  Net income                                                                                      29,827
                                                                                               ---------
  Balance, end of period                                                                       $ 151,689
                                                                                               =========

Total Stockholders' Equity                                                                     $ 325,056
                                                                                               =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                                     Three months ended June 30,
                                                                    2003                     2002
                                                                    ----                     ----
                                                                           (In thousands)
                                                                             (unaudited)

Net income                                                         $12,034             $11,007

Other comprehensive income

  Net unrealized losses on qualifying cash flow hedges (net of
    income tax benefit of $514 and $553, respectively)              (1,043)             (1,124)

  Foreign currency translation adjustment (net of income tax
    expense of $935 and $662, respectively)                          1,900               1,345
                                                                     -----               -----

  Total other comprehensive income                                     857                 221
                                                                       ---                ----

  Comprehensive income                                            $ 12,891            $ 11,228
                                                                  ========            ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                                   Nine months ended June 30,
                                                                      2003           2002
                                                                      ----           ----
                                                                       (In thousands)
                                                                           (unaudited)

Net income                                                          29,827        $ 29,918

Other comprehensive income

  Net unrealized losses on qualifying cash flow hedges (net of
    income tax benefit of $1,204 and $592, respectively)            (2,444)         (1,202)

  Foreign currency translation adjustment (net of income tax
    expense of $1,932 and $636, respectively)                        3,923           1,292
                                                                     -----           -----

  Total other comprehensive income                                   1,479              90
                                                                     -----              --

  Comprehensive income                                             $31,306         $30,008
                                                                   =======          =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                            2003          2002
                                                                            ----          ----
                                                                              (In thousands)
                                                                                (Unaudited)

Operating activities:
Net income                                                                $ 29,827    $ 29,918
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                           18,164      15,156
    Deferred income tax                                                     12,885      10,073
    Changes in operating assets and liabilities:
           Trade and other receivables                                       2,670      (2,153)
           Prepaid expenses and deposits                                      (264)      1,977
           Inventory                                                       (20,771)    (12,634)
           Accounts payable and accrued expenses                            14,510      (7,936)
           Income tax payable                                                    3       4,951
           Other                                                            (1,690)       (869)
                                                                          --------    --------
Net cash provided by operating activities                                   55,334      38,483

Investing activities:
Purchase of pasta brands                                                   (57,583)     (1,366)
Additions to property, plant and equipment                                 (35,752)    (48,979)
Other                                                                         --        (2,000)
                                                                          --------    --------
Net cash used in investing activities                                      (93,335)    (52,345)

Financing activities:
Additions to deferred debt issuance costs                                   (1,106)       --
Proceeds from issuance of debt                                              78,968      39,473
Principal payments on debt and capital lease obligations                   (32,972)    (27,537)
Proceeds from issuance of common stock, net of
   issuance costs                                                            2,756       5,628
Purchases of treasury stock                                                (12,119)       --
                                                                          --------    --------
Net cash provided by financing activities                                   35,527      17,564
Effect of exchange rate changes on cash                                        851          29
                                                                          --------    --------
Net (decrease) increase in cash and temporary investments                   (1,623)      3,731

Cash and temporary investments at beginning of period                        8,247       5,284
                                                                          --------    --------
Cash and temporary investments at end of period                           $  6,624    $  9,015
                                                                          ========    ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                  June 30, 2003

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the year ended September 27, 2002 and management's discussion and analysis included in Item 2 hereof.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53-week financial reporting cycle with a fiscal year which ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal year 2003 included 14 weeks of activity and fiscal 2002 included 13 weeks of activity and are included in the nine-month periods ended June 30, 2003 and 2002. The actual period end date was July 4,
2003.

Reclassifications

Certain amounts within the prior period financial statements have been reclassified to conform to the current period presentation.

Inventories

Inventories are stated using product specific standard costs which approximate the lower of cost or market determined on a first-in, first-out (FIFO) basis.
Inventories consist of the following:

                                                           June 30,  September 30,
                                                             2003        2002
                                                             ----        ----
                                                             (In thousands)
Finished goods                                             $60,192     $38,881
 Raw materials, packaging materials and  work-in-process    13,689      10,839
                                                           -------     -------
                                                           $73,881     $49,720
                                                           =======     =======

2.   Stock Options/Earnings Per Share

A summary of the Company's stock option activity:

                                                     Number of Shares
                                                     ----------------
         Outstanding at September 30, 2002                2,665,821
            Exercised                                      (107,104)
            Granted                                         397,500
            Canceled/Expired                                (88,852)
                                                           --------
         Outstanding at June 30, 2003                     2,867,365
                                                          =========

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 756,000 and 674,000 shares for the three-month and nine-month periods ended June 30, 2003, respectively, and 837,000 and 847,000 shares for the three-month and nine-month periods ended June 30, 2002, respectively.

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

                                             Three months ended      Nine months ended
                                                    June 30,             June 30,
                                                2003      2002       2003         2002
                                             ---------   -------    -------    ---------

Net income, as reported                      $ 12,034   $ 11,007   $ 29,827   $   29,918
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects        (1,193)      (751)    (4,443)      (2,136)
                                             --------   --------   --------   ----------

Pro forma net income                         $ 10,841   $ 10,256   $ 25,384   $   27,782
                                             ========   ========   ========   ==========

Earnings per share:
     Basic - as reported                     $    .67   $    .61   $   1.68   $     1.68
                                             ========   ========   ========   ==========
     Basic - pro forma                       $    .61   $    .57   $   1.43   $     1.56
                                             ========   ========   ========   ==========

     Diluted - as reported                   $    .65   $    .59   $   1.61   $     1.60
                                             ========   ========   ========   ==========
     Diluted - pro forma                     $    .58   $    .55   $    .37   $     1.49
                                             ========   ========   ========   ==========

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

According to Congressional documents, these payments to affected U.S. producers are for the purpose of maintaining jobs and investments that might be affected through unfair trade practices, and to offset revenues lost through foreign companies' dumping practices and foreign governments' subsidy practices. There are no specific requirements on how the funds are to be used by the Company other than the funds are intended to benefit future periods. In 2002, the
Company used a significant portion to increase investment in brand building activities (for example, slotting to expand or recapture distribution and consumer promotion reinforcing the long-term quality tradition of the Company's brands), and continued strengthening of the Company's organization.

The Company recognizes the receipts from the Department of Commerce as revenue ratably over the related fiscal year, which patterns the program year under which the payments were received. Accordingly, the Company expects to recognize an additional 25%, or $.6 million, in the next quarter of the current fiscal year.

It is the Company's understanding that overpayments under this program may be recovered by U.S. Customs for a number of reasons up to one year after payment is made. For this reason and to match the revenue received with the incremental expenditures made under the program in 2002, the Company recognizes the receipt ratably over the current fiscal year. In July 2003, the Company repaid U.S.
Customs approximately $80,000 pursuant to a reclamation request.

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

5.   Stock Repurchase Plan

In November 2002, the Company's Board of Directors authorized up to $20 million to implement a common stock repurchase plan. The Company purchased 366,398 shares for $12,119,000, at prices ranging from $32.52 to $34.45 per share during the nine months ended June 30, 2003.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly
Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our Annual Report on
Form 10-K filed on December 20, 2002. That report has been filed with the
Securities and Exchange Commission (the "SEC" or the "Commission") in
Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at
http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

We generate revenues in two customer markets: retail and institutional. Retail market revenues include the revenues from sales of our pasta products to customers who resell the pasta in retail channels. These revenues represented
75% of our total revenue for the nine months ended June 30, 2003 and 2002, and include sales to club stores and grocery retailers, and encompass sales of our private label and branded products. Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice market. It also includes revenues from opportunistic sales to government agencies and other customers that we pursue periodically when capacity is available to increase production volumes and thereby lower average unit costs. The institutional market represented 25% of our total revenue for the nine months ended June 30,
2003 and 2002. Average sales prices in the retail and institutional markets vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix).
Generally, average retail sales prices are higher than institutional sales prices. Selling prices of our branded products are significantly higher than selling prices in our other business units including private label. This results in higher revenues, gross profits, and gross margin percentages than our non-branded businesses. Revenues are reported net of cash discounts and product returns.

We seek to develop strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a supply agreement with Sysco which was renewed for an additional three years in the third quarter of fiscal
2003, and other arrangements with food industry leaders, such as Sam's Club, that provide for the "pass-through" of direct material cost changes as pricing adjustments. The pass-throughs are generally limited to actual changes in cost and, as a result, impact percentage profitability in periods of changing costs and prices. The pass-throughs are generally effective 30 to 90 days following such cost changes and thereby significantly reduce the long-term exposure of our operating results to the volatility of raw material costs. These pass-through arrangements also require us to pass on the benefits of any price decrease in raw material costs.

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

Our capital asset strategy is to achieve low-cost production through vertical integration and investment in the most current pasta-making assets and technologies. The manufacturing- and distribution-related capital assets that have been or will be acquired to support this strategy are depreciated over their respective economic lives. Because of the capital-intensive nature of our business and our current and future facilities expansion plans, we believe our depreciation expense for production and distribution assets may be higher than that of many of our competitors. Depreciation expense is a component of inventory cost and cost of goods sold. Plant expansion costs include incremental direct and indirect manufacturing and distribution costs that are incurred as a result of construction, commissioning and start-up of new manufacturing capacity. These costs are expensed as incurred but are unrelated to current production and, therefore, reported as a separate line item in the statement of operations. By locating our newest facility in Arizona closer to our western
U.S. customers, we believe we will generate significant logistical savings and provide superior service to our west coast customers, while creating additional capacity to support the continued rapid growth of our business sourced from our existing plants. We believe adding this strategic location will further enhance our low-cost producer position in the industry.

Selling and marketing costs increased substantially in both fiscal years 2002 and 2001, in line with the significant expansion of our retail business through branded acquisitions. These costs constituted 11.7% and 12.0% of revenues for the three and nine months ended June 30, 2003, respectively. We do not expect significant further growth in our selling and marketing expenditures as a percent of revenue because we have substantially completed the development of the selling and marketing infrastructure needed to support our branded businesses.

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

Stock Options. We have elected to follow Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations in accounting for our employee stock options and adopted the pro forma disclosure requirements under SFAS No. 123 "Accounting for Stock-Based
Compensation." Under APB No. 25, because the exercise price of our employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Third quarter fiscal 2003 compared to third quarter fiscal 2002.

         Revenues. Total revenues increased $12.5 million, or 13.7%, to $104.3 million for the three-month period ended June 30, 2003, from $91.8 million for the three-month period ended June 30, 2002. The increase for the three-month period ended June 30, 2003 was primarily due to volume growth of 11.0% over the prior year period. Revenue growth exceeded volume growth due primarily to higher selling prices related to durum pass throughs and recent brand acquisitions, offset by a reduction in the payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000, and changes in sales mix.
(See Note 3 to the Consolidated Financial Statements.)

         Revenues for the Retail market increased $8.9 million, or 13.1%, to
$77.0 million in the current period, compared to $68.0 million for the three-month period ended June 30, 2002. The increase primarily reflects volume growth of 9.7%. Revenue growth exceeded volume growth due primarily to higher selling prices related to durum pass throughs and recent brand acquisitions, offset by changes in sales mix and a reduction in the payments received from the
U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.

         Revenues for the Institutional market increased $3.6 million, or 15.1%, to $27.3 million for the three-month period ended June 30, 2003, from $23.7 million for the three-month period ended June 30, 2002. This increase was primarily a result of volume growth of 13.6%. Revenue growth exceeded volume growth due to higher selling prices related to durum pass throughs, offset by changes in sales mix.

         Gross Profit. Gross profit increased $4.0 million, or 12.2%, to $36.4 million for the three-month period ended June 30, 2003, from $32.5 million for the three-month period ended June 30, 2002. This increase was primarily attributable to revenue growth associated with increased volumes and higher selling prices. These increases were partially offset by higher raw material costs, principally durum wheat. Gross profit as a percentage of revenues decreased to 34.9% for the three-month period ended June 30, 2003, from 35.4%
for the three-month period ended June 30, 2002. This change in gross margin percentage is due to a number of offsetting factors. Factors putting downward pressure on margins included sales mix changes; the inherent margin reduction that mathematically occurs with the pass through of durum cost increases, and lower revenues associated with the Department of Commerce payments. Factors having a positive impact on gross margins included branded acquisitions, and lower costs resulting from the Company's "Funding the Growth" cost reduction initiative.

         Selling and Marketing Expense. Selling and marketing expense increased
$1.4 million, or 12.7%, to $12.2 million for the three-month period ended June
30, 2003, from $10.8 million for the three-month period ended June 30, 2002. The increase in selling and marketing expense is primarily attributable to increased costs related to the branded acquisitions. Selling and marketing expense as a percentage of revenues decreased to 11.7% for the three-month period ended June 30, 2003, from 11.8% for the comparable prior year period.

         General and Administrative Expense. General and administrative expense increased $0.7 million, or 23.9%, to $3.5 million for the three-month period ended June 30, 2003, from $2.8 million for the comparable prior year period.
This increase in primarily attributable to management information system costs and the costs associated with Sarbanes-Oxley compliance. General and administrative expense as a percentage of revenues increased to 3.3% from 3.1%.

         Operating Profit. Operating profit for the three-month period ended
June 30, 2003, was $20.7 million, an increase of $1.9 million or 10.1% over the
$18.8 million reported for the three-month period ended June 30, 2002. Operating profit decreased as a percentage of revenues to 19.9% for the three-month period ended June 30, 2003, from 20.5% for the three-month period ended June 30, 2002, as a result of the factors discussed above.

         Interest Expense. Interest expense for the three-month period ended
June 30, 2003 was $2.8 million, increasing $.6 million or 27.9% from the $2.2 million reported for the three-month period ended June 30, 2002. The effect of higher borrowings and lower capitalized interest was partially offset by lower interest rates in the current period.

         Income Tax. Income tax expense for the three-month period ended June
30, 2003, was $5.9 million, increasing $.3 million from the $5.7 million reported for the three-month period ended June 30, 2002, and reflects an effective income tax rate of approximately 33.0% and 34.0%, respectively.

         Net Income. Net income for the three-month period ended June 30, 2003, was $12.0 million, increasing $1.0 million or 9.3% from the $11.0 million reported for the three-month period ended June 30, 2002. Net income as a percentage of revenues was 11.5% compared with 12.0% for the same period of
2002. Diluted earnings per share were $0.65 per share for the three-month period ended June 30, 2003 compared to $0.59 per share in the comparable prior year period, representing an increase of 10.2%.

Nine months fiscal 2003 compared to nine months fiscal 2002.

         Revenues. Revenues increased $43.4 million, or 15.6%, to $322.0 million for the nine-month period ended June 30, 2003, from $278.6 million for the nine-month period ended June 30, 2002. The increase for the nine-month period ended June 30, 2003 was primarily due to volume growth of 15.4% over the prior year period. Revenue growth exceeded volume growth due primarily to higher selling prices related to durum pass throughs and recent brand acquisitions, offset by a reduction in the payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000, and changes in sales mix.
(See Note 3 to the Consolidated Financial Statements.)

         Revenues for the Retail market increased $31.4 million, or 15.0%, to
$241.2 million for the nine-month period ended June 30, 2003, from $209.8 million for the nine-month period ended June 30, 2002. The increase primarily reflects volume growth of 14.4%, higher selling prices related to durum pass throughs and the impact of recent brand acquisitions, offset by changes in sales mix and a reduction in the payments received from the U.S. government under the
Continued Dumping and Subsidy Offset Act of 2000.

         Revenues for the Institutional market increased $12.0 million, or
17.4%, to $80.8 million for the nine-month period ended June 30, 2003, from
$68.8 million for the nine-month period ended June 30, 2002. This increase was primarily due to volume growth of 17.5%, and higher selling prices related to durum pass throughs, offset by changes in sales mix.

         Gross Profit. Gross profit increased $6.2 million, or 6.3%, to $105.3 million for the nine-month period ended June 30, 2003, from $99.1 million for the nine-month period ended June 30, 2002. This increase was primarily due to revenue growth associated with increased volumes and higher selling prices.
These increases were partially offset by higher raw material costs, principally durum wheat. Gross profit as a percentage of revenues decreased to 32.7% for the nine-month period ended June 30, 2003 from 35.6% for the nine-month period ended
June 30, 2002. This change in gross margin percentage is due to a number of offsetting factors. Factors putting downward pressure on margins included sales mix changes, the inherent margin reduction that mathematically occurs with the pass through of durum cost increases, and lower net revenues associated with the
Department of Commerce payments. Factors having a positive impact on gross margins included branded acquisitions, and lower costs resulting from the
Company's "Funding the Growth" cost reduction initiative.

         Selling and Marketing Expense. Selling and marketing expense increased
$1.1 million, or 2.9%, to $38.6 million for the nine-month period ended June 30,
2003, from $37.5 million for the nine-month period ended June 30, 2002. Selling and marketing expense as a percentage of revenues was 12.0% for the nine-month period ended June 30, 2003, down from 13.5% for the comparable prior year period. The lower selling and marketing expense as a percentage of revenue is attributable primarily to higher rates of revenue growth in the businesses which require less selling and marketing support, and the leverage benefits of controlling our overhead costs.

         General and Administrative Expense. General and administrative expense increased $0.8 million, or 9.4%, to $9.8 million for the nine-month period ended
June 30, 2003, from $9.0 million for the comparable prior year period. General and administrative expense as a percentage of revenues was 3.1% for the nine-month period ended June 30, 2003, down from 3.2% for the comparable prior year period.

         Provision for Acquisition and Plant Start-up Expenses. The provision for acquisition and plant start-up expenses of $4.9 million for the nine-month period ended June 30, 2003 consisted of incremental costs associated with the brand acquisitions and plant start-up costs related to the Arizona facility.

         Operating Profit. Operating profit for the nine-month period ended June
30, 2003, was $52.0 million, a decrease of $0.6 million or 1.2% from the $52.6 million reported for the nine-month period ended June 30, 2002. Included in operating profit is the impact of the $4.9 million charge for incremental costs associated with the acquisitions and plant start-up expenses. Operating profit decreased as a percentage of revenues to 16.1% for the nine-month period ended
June 30, 2003, from 18.9% for the nine-month period ended June 30, 2002 as a result of the factors discussed above.

         Interest Expense. Interest expense for the nine-month period ended June
30, 2003, was $7.4 million, increasing $0.3 million from the $7.1 million reported for the nine-month period ended June 30, 2002. The effect of higher borrowings and lower capitalized interest was partially offset by lower interest rates in the current period.

         Income Tax. Income tax expense for the nine-month period ended June 30,
2003, was $14.7 million, decreasing $0.8 million from the $15.5 million reported for the nine-month period ended June 30, 2002, and reflects an effective income tax rate of approximately 33.0% and 34.1%, respectively.

         Net Income. Net income for the nine-month period ended June 30, 2003, was $29.8 million, decreasing $0.1 million or 0.3% from the $29.9 million reported for the nine-month period ended June 30, 2002. Included in net income is the impact of the $4.9 million ($3.3 million after tax) charge for incremental costs associated with the acquisitions and plant start-up costs.

Diluted earnings per common share were $1.61 per share for the nine-month period ended June 30, 2003 compared to $1.60 per share for the nine-month period ended
June 30, 2002. Included in the diluted earnings per share is the ($0.18) per share effect of costs related to acquisitions and plant start-up costs. Net income as a percentage of net revenues was 9.3% versus 10.7% in the prior year.

Financial Condition and Liquidity

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $6.6 million, and net working capital totaled $81.6 million at June 30, 2003.

Our net cash provided by operating activities totaled $55.3 million for the nine-month period ended June 30, 2003 compared to $38.5 million for the nine-month period ended June 30, 2002. Improved operating results were offset by increased working capital requirements, primarily related to an increase in inventory.

Cash used in investing activities principally relates to the purchase of pasta brands and investments in manufacturing, distribution, milling and management information system assets. Capital expenditures were $35.8 million for the nine-month period ended June 30, 2003 compared to $49.0 million in the comparable prior year period. We plan to spend approximately $5.0 million in the remainder of fiscal year 2003.

Net cash provided by financing activities was $35.5 million for the nine-month period ended June 30, 2003 compared to $17.6 million for the nine-month period ended June 30, 2002. The net borrowings of $46.0 million in fiscal 2003 relates primarily to the purchase of the Golden Grain/Mission pasta brand and the purchase of treasury stock. We have purchased 346,398 shares of company stock for $12.1 million in the nine months ended June 30, 2003. We continue to use our available credit facility, as well as cash from operations, to fund capital expansion programs as necessary.

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

      Selected Contractual
         Obligations at
         June 30, 2003                             Payments Due by Period
-----------------------------------------------------------------------------------------
                                           Less than                              After
                             Total          1 year     1-3 years    4-5 years    5 years
-----------------------------------------------------------------------------------------
                                                    (in thousands)

Long term debt               $318,288       $4,467      $123,821    $190,000      $--

Capital lease obligations         996          430            566         --       --

Unconditional durum
purchase obligations           29,909       16,576         13,333         --       --
                               ------       ------      ---------   --------       --

Total selected contractual
cash     obligations         $349,193      $21,473      $137,720    $190,000      $--
                             ========      =======      ========    ========      ===

We have current commitments for $29.0 million in durum purchases for fiscal years 2003 and 2004. Additionally, we have approximately $11.0 million in expenditures remaining under the previously referenced capital programs. We anticipate approximately $5.0 million of these current capital programs will be spent by the end of fiscal year 2003 and the remainder in fiscal year 2004. We expect to fund these commitments from operations. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We anticipate that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with notional amounts of $150 million outstanding at June 30, 2003. The estimated fair value of the interest rate swap agreements of ($5.9 million) is the amount we would be required to pay to terminate the swap agreements at June 30, 2003. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.6 million for the quarter ended June 30, 2003. We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholders' equity.

The functional currency for our Italy operation is the Euro. At June 30, 2003, long-term debt includes obligations of 37.5 million Euros ($43.1 million) under a credit facility which bears interest at a variable rate based upon the Euribor rate.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period, Mr. Webster, our CEO, and Mr. Schmidgall, our CFO, evaluated our disclosure controls and procedures and, based on this evaluation, concluded that the Company's disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the required time periods. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls as of the end of the period.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
---------------------------------------
                  Not applicable

Item 2.           Changes in Securities
---------------------------------------
                  Not applicable

Item 3.           Defaults Upon Senior Securities
--------------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
--------------------------------------
                  Not applicable

Item 5.           Other Information
--------------------------------------
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------

               (a)  Exhibits.

                    10.  Second  Amended and  Restated  Supply  Agreement by and
                         between AIPC Sales Co. and Sysco Corporation dated July
                         1, 2003. (We have omitted certain  information from the
                         Agreement and filed it separately  with the  Securities
                         and  Exchange  Commission  pursuant  to our request for
                         confidential   treatment  under  Rule  24b-2.  We  have
                         identified the omitted confidential  information by the
                         following statement, "Confidential portions of material
                         have  been  omitted  and  filed   separately  with  the
                         Securities  and  Exchange   Commission,"  as  indicated
                         throughout  the  document  with an asterisk in brackets
                         ([*])).

                    31.1 Certification   Pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002.

                    31.2 Certification   Pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002.

                    32.  Certification   Pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002.

               (b)  Reports on Form 8-K

                    We furnished a report on Form 8-K on May 5, 2003  announcing second quarter earnings.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

August 15, 2003         /s/ Timothy S. Webster
----------------------- --------------------------------------------
Date                    Timothy S. Webster
                        President and Chief Executive Officer
                        (Principal Executive Officer)

August    15, 2003      /s/ Warren B. Schmidgall
----------------------- --------------------------------------------
Date                    Warren B. Schmidgall
                        Executive Vice President and Chief
                        Financial Officer
                        (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------------------------------

10.            Second Amended and Restated Supply Agreement by and between AIPC
               Sales Co. and Sysco Corporation dated July 1, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange
               Commission," as indicated throughout the document with an
               asterisk in brackets ([*])).

31.1           Certification  Pursuant  to Section
               302 of the  Sarbanes-Oxley  Act of 2002

31.2           Certification  Pursuant  to Section  302 of the
               Sarbanes-Oxley  Act of 2002

32.            Certification  Pursuant  to Section  906 of the
               Sarbanes-Oxley  Act of 2002