Form 10-K
period 2003-10-03
AMERICAN ITALIAN PASTA CO
filed 2003-12-30
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the fiscal year ended:   October 3, 2003

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

          Indicate by check mark whether the registrant is an accelerated filed
(as defined in Rule 12b-2 of Securities Exchange Act). Yes [X] No [ ]

          As of April 4, 2003 the aggregate market value of the Registrant's
Class A Convertible Common Stock held by non-affiliates (using the New York
Stock Exchange's closing price) was approximately $772,572,586.

          The number of shares outstanding as of December 29, 2003 of the
Registrant's Class A Convertible Common Stock was 18,052,461 and there were no shares outstanding of the Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement for the 2004
Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed no later than 120 days after October 3, 2003.

Introduction and Certain Cautionary Statements
----------------------------------------------

         American Italian Pasta Company's ("we" or the "Company") fiscal year end is the last Friday of September or the first Friday of October. This results in a 52- or 53-week year depending on the calendar. Our first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month of each quarter. Fiscal 2003 was 53 weeks and ended on October 3, 2003. The 2002 and 2001 fiscal years were 52-week years.

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

                                  RISK FACTORS

         You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report, before making an investment in our common stock. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price, and you may lose all or part of your investment.

Our business is dependent on several major customers.

         Historically, a limited number of customers has accounted for a substantial portion of our revenues. If our relationship with one or more of our major customers changes or ends, our sales could suffer, which could have a material adverse effect on our business, financial condition and results of operations. We expect that we will continue to rely on a limited number of major customers for a substantial portion of our revenues in the future.

         During fiscal 2003, 2002 and 2001, Sysco Corporation accounted for approximately 10%, 11%, and 13% of our revenues, respectively, and Wal-Mart,
Inc. accounted for approximately 15%, 13%, and 12% of our revenues, respectively, over the same periods. We do not have supply contracts with a substantial number of our customers, including Wal-Mart. We have a mutually exclusive supply contract with Sysco (the "Sysco Agreement") that runs through
June 2006. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of our Missouri plant. Under the Sysco Agreement, we are restricted from supplying pasta products to foodservice businesses other than Sysco without Sysco's consent. If we are not able to successfully continue our relationship with Sysco, our business would be materially and adversely affected.

The market for pasta products is highly competitive, and we face competition from many established domestic and foreign producers. We may not be able to compete effectively with these producers.

         The markets in which we operate are highly competitive. We compete against numerous well-established national, regional, local and foreign companies in every aspect of our business. Our customers may not continue to buy our products and we may not be able to compete effectively with all of these competitors.

         Some of our competitors have longer operating histories, significantly greater brand recognition and greater production capacity and financial and other resources than we do. Our direct competitors include large multi-national companies, such as Barilla (an Italian-owned company with manufacturing facilities in the U.S.) and U.S. producers such as New World Pasta LLC, Dakota
Growers Pasta Company, Philadelphia Macaroni Co. Inc. and A. Zerega's Sons,
Inc., each an independent producer. We also compete against food processors such as Kraft Foods, General Mills, Inc., ConAgra, Campbell Soup Company and
Stouffers Corp., that produce pasta internally as an ingredient for use in food products. We also compete with Italian producers such as De Cecco.

         In 2001 we commenced operations in Italy to produce pasta to sell in the U.S., the United Kingdom, continental Europe and several other international markets. Competition in these international markets is also intense and comes primarily from major Italian pasta companies such as De Cecco and Barilla, and from several locally recognized producers. We have significantly more experience in U.S. markets than in European markets and we may not be able to achieve a significant presence in those markets.

If aggregate production capacity in the U.S. pasta industry increases, we may have to adopt a more aggressive pricing strategy, which would negatively affect our results of operation.

         Our competitive environment depends on the relationship between aggregate industry production capacity and aggregate market demand for pasta products. We believe currently there is excess capacity in the U.S. and Italy.
Production capacity above market demand can have a material adverse effect on our business, financial condition and results of operations. If pasta production capacity were to expand further as a result of, for example, a new competitor entering the market or an existing competitor adding additional manufacturing capacity, it may increase competition and supply of products which could lead to more aggressive pricing strategies, potentially causing pressure on profit margins or reduced market shares with a material adverse effect on our business, financial condition and results of operations.

If existing anti-dumping measures imposed against certain foreign imports terminate, we will face increased competition from foreign companies that are subsidized by their governments and could sell their products at significantly lower prices than we, which could negatively affect our profit margins or market shares.

         Anti-dumping and countervailing duties on Italian and Turkish imports imposed by the U.S. Department of Commerce in 1996 may enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. If these duties are not maintained, or foreign producers sell competing products in the United States at prices lower than ours or enter the U.S. market by establishing production facilities in the
United States, this would further increase competition in the U.S. pasta market.
We may be unable to compete effectively with these competitors. This could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulty in managing our growth.

         We have experienced rapid growth and we expect to continue significant growth in the future. We may not continue to grow or be able to effectively manage our future growth. Successful management of any such future growth will require us to continue to invest in and enhance our operational, financial and management information resources and

systems, accurately forecast and meet sales demand, control overhead and attract, train, motivate and manage our employees effectively. Any failure to effectively manage growth could be detrimental to our goals of increasing revenues and market share and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to sustain our historical growth rate.

         We have grown our revenues and unit volumes rapidly over the last several years. This growth has come primarily from gaining market share at the expense of our competitors and expansion through acquisitions. We may not be able to continue to grow our business at the rates we have experienced in the past.

Over the past three years we have acquired a portfolio of pasta brands moving us into the branded retail pasta business where we have relatively limited experience.

         Our purchase of the Mueller's(R) pasta brand in November of 2000, several pasta brands from Borden in July of 2001, the Golden Grain/Mission pasta brand in 2003 and other smaller acquisitions in 2002 and 2003 significantly increased our investments in the branded retail market, a market in which we had relatively little direct experience prior to the acquisitions. Because we have limited experience in this market, we may be unable to successfully manage the branded retail pasta business we acquired. If we are unable to effectively manage this business, it could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of these acquisitions, we are now marketing our own brands of pasta and therefore, in some cases, competing with our customers' private label brand manufactured by
us. This competition may have an adverse effect on our relationships with these customers.

As dry pasta is our only product line, any decline in demand for dry pasta could adversely affect us.

         We focus exclusively on producing and selling dry pasta. We expect to continue this focus. Because of our product concentration, any decline in consumer demand or preference for dry pasta, such as diets focused on low carbohydrate foods, or any other factor that adversely affects the pasta market, could have a significant adverse effect on our business, financial condition and results of operations.

Cost increases or crop shortages in durum wheat or cost increases in packaging materials could adversely affect us.

         The costs of durum wheat and packaging materials have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Increases in the cost of durum wheat or packaging materials could have a material adverse effect on our operating profit and margins unless and until we are able to pass the increased cost along to our customers. Historically, changes in sale prices of our pasta products have lagged changes in our materials costs. Competitive pressures may also limit our ability to raise prices in response to increased raw or packaging material costs. Accordingly, we do not know whether, or the extent to which, we will be able to offset durum wheat or packaging material cost increases with increased product prices.

         The principal raw material in our products is durum wheat. During fiscal 2003 and 2002, the cost of durum wheat represented more than 30% of our total cost of goods sold. Durum wheat is used almost exclusively in pasta production and is a narrowly traded, cash-only commodity crop. Our commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on our profitability, but by doing so we may temporarily affect our ability to benefit from possible durum wheat cost decreases. The supply and price of durum wheat is subject to market conditions and is influenced by several factors beyond our control, including general economic conditions, natural disasters and weather conditions, competition, trade relations, and governmental programs and regulations. The supply and cost of durum wheat may also be adversely affected by insects and plant diseases. We also rely on the supply of plastic, corrugated and other packaging materials, which fluctuate in price due to market conditions beyond our

control. During fiscal 2003 and 2002, the cost of packaging materials represented less than 10% of our total cost of goods sold.

The costs associated with any strategic acquisitions we make may outweigh the benefits we expect to receive from the acquired business or assets.

         Since November 2000, we have completed three significant brand acquisitions for aggregate consideration of approximately $163 million, plus additional, smaller, acquisitions. The integration process of these and future acquisitions may result in unforeseen difficulties and could require significant time and attention from our management that would otherwise be directed at developing our existing business. In addition, we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible.
Further, the benefits that we anticipate from these acquisitions may not develop. For example, our acquisition of the Mueller's(R) pasta brand, the
Golden Grain/Mission pasta brand or the seven pasta brands we acquired from
Borden Foods or the integration of those brands into our existing business may not be successful, or yield the expected benefits to us or may adversely affect our business.

We may acquire additional pasta brands or other pasta-related businesses, products or processes. If we cannot do so cost-effectively, our business and financial results may be adversely affected.

         Our future growth depends in part on our acquisition of additional pasta brands or other pasta-related businesses, products or processes. We may not be able to find suitable acquisitions available for purchase or be able to make acquisitions at favorable prices. In addition, if we do successfully identify and complete acquisitions in the future, the acquisitions may involve the following risks:

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

         We may expand beyond our current single-product business by acquiring an established operating business or investing in another complementary business in its early development. Our success in acquiring or investing in other businesses is subject to the following risks:

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

         Customer inventory management systems that are intended to reduce a retailer's inventory investment increase pressure on suppliers like us to fill orders promptly and thereby shift a portion of the retailer's inventory management cost to the supplier. This results in our carrying extra inventory to meet customers' demands. Our production of excess inventory to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs. In addition, if we underestimate the demand for our products, we may be unable to provide adequate supplies of pasta products to retailers in a timely fashion, and may consequently lose sales.

Because we produce food products, we may be subject to product liability claims and have costs related to product recalls.

         We may need to recall some of our products if they become adulterated or misbranded. We may also be subject to claims or lawsuits if the consumption of any of our products causes injury. A widespread product recall or a significant product liability judgment against us could cause products to be unavailable for a period of time and a loss of consumer confidence in our food products and could have a material adverse effect on our business. We carry insurance against these matters. However, our insurance coverage may not be adequate. The cost of commercially available insurance has increased significantly and such insurance may not be available in the future at prices that we can afford. In addition, because we often indemnify our customers for costs related to product recalls, we could be subject to such expenses and any significant expenses not covered by insurance would negatively impact our operating results.

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
We may not be able to find qualified replacements for any of these individuals if their services were no longer available. We do not currently maintain key person life insurance on any of our key employees. We do, however, have employment agreements with Timothy Webster, Horst Schroeder, David Watson, David
Potter, Warren Schmidgall, Jerry Dear, Dan Trott, Walt George and other members of management.

Our business could be subject to technological obsolescence.

         If other pasta producers acquire equipment similar to our equipment or more advanced equipment that provides greater efficiencies, what we believe to be our current competitive advantage might be diminished or eliminated, potentially causing pressure on profit margins or reducing our market shares.
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

         We completed the construction of a pasta-producing facility in Italy in
2000. Prior to opening this plant, we had no experience in operating or distributing products on an international basis. We also do not have the same competitive advantages in these overseas markets that we do in the U.S. Our international efforts may not be successful. We expect to incur significant costs in:

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

         Our business requires a substantial capital investment, which we currently finance, and expect to continue to finance, through third-party lenders. As of October 3, 2003, we had approximately $303.3 million aggregate amount of debt outstanding. The amount of debt we carry and the terms of our indebtedness could adversely affect us in several ways, including:

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

          o    we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

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

         We have used, and may continue to use, interest rate protection agreements covering our variable rate debt to limit our exposure to variable rates. However, we may not be able to enter into such agreements or such agreements may adversely affect our financial performance.

         If interest rates were to significantly increase or if we are unable to generate sufficient cash flow from operations in the future, we may not be able to service our debt and may have to refinance all or a portion of our debt, obtain additional financing or sell assets to repay such debt. We may not be able to effect such refinancing, additional financing or asset sales on favorable terms or at all.

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

         Under environmental laws, we are exposed to liability primarily as an owner and operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly and we may become subject to more stringent environmental laws and regulations in the future that may be retroactively applied to earlier events. In addition, compliance with more stringent environmental laws and regulations could involve significant capital investments. Additional information is provided in this Form 10-K under the heading "Business - Governmental Regulation; Environmental Matters."

We have never paid dividends to shareholders.

         We anticipate that future earnings will be used principally to support operations and finance the growth of our business. While the Company may pay dividends at some future date, payment of dividends is restricted by provisions in our credit facility. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board. Our board will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board may deem relevant.

A write-off of our intangible assets could materially affect our results of operations.

         Our total assets reflect substantial intangible assets. Any determination requiring the write-off of a significant portion of our intangible assets would have a material negative effect on our results of operations and total capitalization. This could cause our stock price to decline. At October 3,
2003, intangible assets totaled $186.1 million compared to $343.5 million of stockholders' equity. The intangibles represent brand and trademarks resulting primarily from our acquisitions of the Mueller's(R) and Golden Grain/Mission brands and the seven pasta brands from Borden Foods. At each balance sheet date, we assess whether there has been an impairment in the value of our intangible assets. If future operating performance of one or more of our acquired brands were to fall significantly below current or expected levels, we could reflect, under current applicable accounting rules, a non-cash charge to operations for impairment of intangible assets.

                                     PART I

ITEM 1.  BUSINESS.

General
-------

         American Italian Pasta Company believes it is the largest producer and one of the fastest-growing marketers of dry pasta in North America, based on data available from A.C. Nielsen, published competitor financial information, industry sources such as the National Pasta Association, suppliers, trade magazines and our own market research. We commenced operations in 1988. We believe that our singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enable us to produce high-quality pasta at costs below those of many of our competitors. We believe that the combination of our cost structure, the age of competitive production capacity and our key customer relationships create opportunities for continued growth. During the fiscal year ended October 3,
2003, we had revenue of $438.8 million and net income of $42.6 million.

         We produce more than 175 dry pasta shapes in vertically-integrated milling, production and distribution facilities, strategically located in
Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha, Wisconsin,
Tolleson, Arizona, and Verolanuova, Italy. We have evaluated the operation and efficiency of our plants in relation to our competitors based on discussions with and information from industry sources such as suppliers, the National Pasta
Association and trade magazines, public disclosures by other pasta producers and our own internal research. Based on this information, we believe the construction of the Missouri plant in 1988 represented the first use in North
America of a vertically-integrated, high-capacity pasta plant using Italian milling and pasta production technology. We believe that this plant continues to be among the most efficient and highly-automated pasta facilities in North
America. The South Carolina plant, which commenced operations in 1995, produces pasta shapes conducive to high-volume production and employs a highly-skilled, self-managed work force. We believe that the South Carolina plant is the most efficient retail pasta facility in North America in terms of productivity and conversion cost per pound. The Wisconsin plant, which commenced operations in
1999, produces pasta for sale to food processors that use dry pasta in their products. This is commonly referred to as industrial pasta.

We believe the Wisconsin plant is the only pasta production facility in North
America which is focused on serving the rapidly growing ingredient pasta segment. We also believe the Kenosha plant is the most efficient ingredient pasta plant in North America in terms of productivity and conversion cost per pound. The Italy plant, which commenced operations in 2001, serves private label, foodservice, and industrial markets internationally and the United
States. The Arizona plant, which commenced operations in fiscal 2003, serves both retail and institutional customers, and is strategically located to serve western U.S. markets.

         The Company is incorporated in Delaware, our executive offices are located at 4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri 64116, and
our telephone number is (816) 584-5000. Our website is located at
http://www.aipc.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on
Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission. Information contained in our website is not a part of this Annual Report.

Products and Brands
-------------------

         Our product line, comprising over 3,500 items or stock-keeping units
("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, we produce pasta to our customers' specifications. We make over 175 different shapes and sizes of pasta products in over 190 package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. We contract with third parties for the production of certain specialized pasta shapes, such as stuffing shells and manicotti, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than 1% of our total unit volume in fiscal period 2003.

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

         Our U.S. production facilities are inspected each year by the American
Institute of Baking ("AIB"), the leading United States baking, food processing and allied industries evaluation agency for sanitation and food safety. Our plants consistently achieve the AIB's highest "Superior" rating. We also implemented a comprehensive Hazard Analysis Critical Control Point ("HACCP")
program in 1994 to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products. We believe that having an AIB rating of "Superior" and meeting HACCP standards have helped us attract new business and strengthen existing customer relationships.

         Our Italian plant is our first ISO 9002 certified production facility.
Similar to the U.S., the facility is inspected by a European representative similar to AIB, EFSIS, one of the recognized European Food Safety Bodies. Our facility received the "Higher Level" certification from EFSIS, the only European pasta plant to receive this accreditation. This is the highest level of certification available and is similar to the ratings received by our U.S.
facilities. In addition, we have implemented HACCP and Food Safety Programs consistent with the U.S. facilities.

Marketing and Distribution
--------------------------

         We actively sell and market our products through approximately 30 employees and the use of food brokers and distributors throughout the United
States, Canada and Mexico. Our senior management is directly involved in the selling process in all customer markets. Our over-arching sales and marketing strategy is to provide superior quality, a complete product offering, competitive pricing and superior customer service to attract new customers and grow existing customers' pasta sales. In the retail segment, we additionally provide a focused mass approach supplying consumer preferred regional brands, private label brands, Italian imports in distinctive packaging and specialty pasta. The Company works with our retailer partners to develop marketing and promotional programs specifically tailored to stimulating pasta consumption in their market based upon the retailer specific strategy and role for pasta. We have established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement with Sysco, the nation's largest marketer and distributor of food service products. We are also the primary supplier of pasta to Sam's Wholesale Club ("Sam's Club"), the largest club store chain in the United States, and we supply private label and branded pasta to many of the largest grocery retailers in the United States, including Kroger, Ahold, Wal-Mart, Winn Dixie, Publix, Delhaize America, A & P,
and H.E. Butt. We also have long-term supply agreements with several private label customers, and have developed supply relationships with leading food processors, such as ConAgra, General Mills and Kraft Foods, which use our pasta as an ingredient in their branded food products.

         Our product offerings enable us to offer "Made in Italy" pasta from our
Italian facility. This facility serves North American, European, and other
International markets with Private Label, Industrial and Food Service products.

         One of our core strengths has been the development of strong customer relationships and the establishment of a reputation as a technical and service expert in the pasta field. As part of our overall customer development strategy, we use our category management expertise to assist customers in their distribution and supply management decisions regarding pasta and new products.
Our category management expertise allows us to recommend pricing, SKU assortment and shelf space allocation to both private label and branded customers. Our representatives also assist food processors in incorporating our pasta as an ingredient in their customers' food products. We regularly sponsor a "Pasta
Technology Forum" which is a training and development program for our customers'
production and new product personnel. In addition to technical education, we provide dedicated technical support to our institutional customers by making recommendations regarding the processing of pasta in their facilities. We believe that these value-added activities provide customers with a better appreciation and awareness of our products.

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

         Our four primary distribution centers in North America are strategically located in South Carolina, Wisconsin, Missouri and Arizona to
serve the national market. Additionally, we use public warehouses to facilitate the warehousing and distribution of our products. Our South Carolina, Arizona, and Missouri distribution centers are integrated with our production facilities.
Prior to fiscal 2003, we utilized a public warehouse in Southern California.
With the opening of our Arizona plant, this warehouse was no longer needed and we relocated this product to our Arizona distribution center. Finished products are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for automated palletization and storage until shipping. The combination of integrated facilities and multiple distribution centers enables us to realize significant distribution cost savings and provides lead time, fill rate and inventory management advantages to our customers. The operation of the Missouri and South

Carolina distribution centers is outsourced under a long-term agreement with
Lanter Company, a firm specializing in warehouse and logistics management services.

         Our European facility uses two public warehouses to serve the European market (located in the U.K. and Italy) and the U.S. distribution centers for our
U.S. import business.

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
Durum wheat used in United States pasta production generally originates from
Canada, North Dakota, Montana, Arizona and California, and to a lesser extent,
Mexico. Durum wheat used in Europe generally originates from Italy, France,
Spain, Canada, U.S., Greece and Syria. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes which affect the quality and other characteristics of the semolina.
We blend semolina from different wheat varieties as needed to meet customer specifications.

         Our ability to produce high-quality pasta generally begins with purchasing durum wheat directly from farmer elevators and grower-owned cooperatives in Canada, North Dakota, Montana, Arizona and California. This
purchasing method ensures that the extracted semolina meets our specifications.
We have several sources for durum wheat and are not dependent on any one supplier or sourcing area. As a result, we believe that we have adequate sources of supply for durum wheat. We occasionally buy and sell semolina to balance our milling and production requirements. We are one of only three major producers of pasta that owns vertically integrated milling and production facilities.

         Durum wheat is a cash crop whose market price fluctuates. We manage our durum wheat cost risk through cost pass-through mechanisms and other arrangements with our customers and advance purchase contracts for durum wheat which are generally less than twelve months' duration.

         Durum wheat is shipped to our production facilities in Missouri and
South Carolina directly from North Dakota, Montana and Canada under long-term rail contracts with our most significant rail carriers, the Canadian Pacific
Rail System and Norfolk Southern. Under these agreements, 90% of the volume of wheat shipped into our Missouri mill must be carried by Canadian Pacific and 95%
of the volume of wheat shipped into our South Carolina mill must be carried by
Norfolk Southern. There are no requirements on how much total tonnage must be shipped and we control which carriers are used. Accordingly, we are in compliance with such volume obligations.

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

         The Horizon Milling Supply Agreement in Kenosha, Wisconsin was signed in 1998 for an initial period of 10 years, with renewal options. We are not required to purchase the durum wheat nor carry the grain inventory. The contract has a "meets competition" clause with respect to tolling fees over the life of the contract.

         We are obligated to purchase 90% of our yearly semolina and flour requirements for our Kenosha manufacturing plant from Horizon Milling. We paid
Horizon Milling $20,962,000, $15,496,000 and $13,421,000 for our requirements in fiscal years 2003, 2002 and 2001, respectively. In all three years we exceeded the minimum requirement.

         We purchase the raw material requirements (including semolina and semolina/flour blends) for our Tolleson, Arizona facility from Bay State Milling
Company under the terms of a long-term supply agreement. We also believe the terms of the Bay State Milling Company supply agreement are favorable versus other market options.

         Similarly, the Bay State Milling Supply Agreement for Tolleson, Arizona
is also a 10-year initial agreement with renewal provisions thereafter. In the event of ownership changes or sustained under-performance, we have contractual rights to purchase the mill at an established book value less applicable depreciation to that point.

         We are obligated to purchase 80% of our annual Tolleson requirements for semolina from Bay State with an annual minimum of 50 million pounds. We paid
Bay State $9,443,000 in fiscal 2003, and exceeded the minimum requirement. We purchased no semolina from Bay State in fiscal 2002 and fiscal 2001 because our plant in Tolleson was not yet operating.

         In Europe, we purchase our semolina requirements from Italian mills to meet our specific quality and customer needs.

         We purchase our packaging supplies, including poly-cellophane, paperboard cartons, boxes and totes from third parties. We believe we have adequate sources of packaging supplies.

Trademarks and Patents
----------------------

         We hold a number of federally registered and common law trademarks which we consider to be of considerable value and importance to our business including AIPC American Italian Pasta Company, American Italian, Mueller's, R &
F, Ronco, Anthony's, Luxury, Pennsylvania Dutch, Martha Gooch, Golden Grain,
Mission and Pasta Lensi. The Company has also registered other marks. Although we hold numerous patents, we do not believe any of the patents to be material to our business.

Dependence on Major Customers
-----------------------------

         Historically, a limited number of customers has accounted for a substantial portion of our revenues. During the fiscal years ended October 3,
2003, September 27, 2002, and September 28, 2001, Sysco Corporation accounted for approximately 10%, 11%, and 13%, respectively, and sales to Wal*Mart, Inc.
accounted for approximately 15%, 13%, and 12%, respectively, of our revenues. We expect to continue to rely on a limited number of major customers for a substantial portion of our revenues in the future. We have an exclusive supply contract with Sysco (the "Sysco Agreement"), which was renewed for an additional three years in the third quarter of fiscal 2003. We do not have long-term supply contracts with a substantial number of our other customers, including Wal*Mart and Sam's Club. Accordingly, we are dependent upon our other customers to sell our products and to assist us in promoting market acceptance of, and creating demand for, our products. An adverse change in, or termination or expiration without renewal of, our relationships with or the financial viability of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

         Pursuant to the Sysco Agreement, we are the primary supplier of pasta for Sysco and have the exclusive right to supply pasta to Sysco for sale under
Sysco's brand names. Sysco, which operates from approximately 146 operating companies and distribution facilities in the U.S. and Canada, provides products and services to approximately 415,000 restaurants, hotels, schools, hospitals, and other institutions, as well as the U.S. government. Sysco exercised its option to renew its agreement for an additional three years through December 31,
2006, and has an option to renew the agreement up to a maximum of two additional three-year terms. Under the Sysco agreement, we may not supply pasta products to any business other than Sysco in the United Sates that operates as, or sells to, institutions and businesses which provide food for consumption away from home

(i.e. food service businesses) without Sysco's prior consent. The Sysco agreement may be terminated by Sysco upon certain events, including AIPC's inability to perform its obligations under the agreement, and such inability to perform persists for three months or more.

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
Subsequently, New World Pasta announced that it is closing three of its North
American pasta manufacturing facilities. AIPC management estimates the closing of these plants represents a 200 million lb. reduction in the North American pasta production capacity. In late 2003, Barilla opened a plant in Mexico with annual capacity of 150 million pounds through a 50%/50% joint venture with Grupo of Mexico.

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
Accordingly, all Italian and Turkish producers, (including our Italian subsidiary), are assessed duties of 15% on U.S. imports, subject to review by
Department of Commerce. Once reviewed by Commerce, an importer's duties may increase or decrease depending on Commerce findings. Such duties enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. Bulk imported pasta and pasta produced in the U.S. by foreign firms are generally not subject to such anti-dumping and countervailing duties. A leading branded Italian producer, Barilla, completed a pasta production plant in Ames, Iowa in 1999. In late 2003, Barilla opened a plant in Mexico with annual capacity of 150 million pounds through a 50%/50%
joint venture with Grupo of Mexico.

Pasta Industry and Markets
--------------------------

         Although we have sales in Europe, more than 95% of revenues in fiscal
2003 were from sales in North America.

         North American pasta consumption is estimated to have been approximately 4.0 billion pounds in fiscal 2003. The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii) Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

         Pasta is a staple of the North American diet. It is widely recognized that pasta is an inexpensive, convenient and nutritious food. The U.S.
Department of Agriculture places pasta on the foundation level of its pyramid of recommended food groups. Products such as flavored pasta, prepared sauces, boxed pasta dinners, and both frozen and shelf-stable prepared pasta entrees support consumers' lifestyle demands for convenient at-home meals. Pasta continues to grow in popularity in restaurants as Americans continue to dine away from home more frequently. Recent attention to low carbohydrate diets by certain segments of the U.S. population has impacted the consumption of pasta, and as a percent of grocery sales in the U.S. pasta sales have declined.

         Customer Markets - Retail. The U.S. retail market includes traditional grocery retailers and fast-growing club store and mass merchants, such as
Wal*Mart. AIPC is the leading producer of retail dry pasta in the U.S. with a market share of approximately one-third on a volumetric basis consisting of
AIPC's brands and our customers' Private Label businesses. The second and third largest purveyors of retail pasta are New World Pasta and Barilla, respectively.
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
Traditional food service customers include businesses and organizations, such as
Sysco and US Foodservice, Inc., that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers. Most food service distributors obtain their supply of pasta from third party producers like us.
The food service market is highly-fragmented and is served by numerous regional and local food distributors, including both "traditional" food service customers and chain restaurant customers. Sysco, the nation's largest food service marketer and distributor of food service products and one of the nation's largest commercial purchasers of pasta products, serves approximately 13% of the food service customers in the United States.

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

         Our facilities are subject to air permitting by the U.S. Environmental
Protection Agency and/or authorized States' under federal and/or state regulations implementing the federal Clean Air Act. Each of our facilities is currently operating under valid permits. Costs to renew these permits are immaterial.

         Our facilities are also subject to annual reporting requirements under the Emergency Planning and Community Right-to-Know Act and its implementing regulations. No permit is required, but we do submit Tier II reports to federal and/or state regulators, local emergency planning organizations, and the local fire department with jurisdiction over the facilities quantifying all hazardous materials stored on our property that meet or exceed threshold quantities. Costs associated with this annual reporting are minimal.

         To the best of the Company's knowledge, the Company is in compliance with all applicable environmental laws and regulations.

         The Comprehensive Environmental Response, Compensation and Liability
Act of 1980 ("CERCLA"), as amended, and other similar state laws require the cleanup of hazardous waste disposal sites. Parties that may be liable under
CERCLA for the cleanup of a hazardous waste disposal site include the current property owner, the operator, owners and operators of the property at the time of a release of hazardous substances, the arranger of the disposal, and the transporter of hazardous substances. To date, we have not been notified by the
U.S. Environmental Protection Agency, any state agency, or any other private party that we are considered responsible or potentially responsible for some aspect of the cleanup of any hazardous waste disposal site under CERCLA or any other similar state laws.

Employees
---------

         As of October 3, 2003, we employed 710 full-time persons worldwide, of whom 148 were exempt, 48 salaried non-exempt, 271 manufacturing non-exempt, and
243 manufacturing hourly employees. Our U.S. employees are not represented by any labor unions. We consider our employee relations to be excellent.

ITEM 2.  PROPERTIES.

         Production Facilities. Our pasta production plants are located near
Kansas City in Excelsior Springs, Missouri, Columbia, South Carolina, Kenosha,
Wisconsin, Verolanuova, Italy, and Tolleson, Arizona. Our U.S. facilities are strategically located to support North American distribution of our products and benefit from the rail and interstate highway infrastructure. At October 3, 2003, our U.S. facilities had combined annual milling and production capacity of approximately 1.0 billion pounds of durum semolina and approximately 1.1 billion pounds of pasta.

         During the fiscal year ended October 3, 2003, we completed our fifth plant in Tolleson, Arizona, which added capacity of approximately 100 million pounds of pasta, and serves the western markets.

         Distribution Centers. We own the distribution centers adjoining our
Missouri, South Carolina, Wisconsin, and Arizona plants. In addition, we lease space in public warehouses located in Northern California, Missouri, South
Carolina, Arizona, and Indiana.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in our Definitive Proxy Statement which will be filed no later than 120 days after
October 3, 2003. All executive officers are elected annually and serve at the discretion of the Board of Directors. We have employment agreements with all of these listed below and certain other of our executive officers.

         The following table sets forth certain information about each of our executive officers as of October 3, 2003.

NAME                        AGE   POSITION
----                        ---   --------
Horst W. Schroeder.......   62      Chairman of the Board of Directors

Timothy S. Webster.......   41      President and Chief Executive Officer; Director

Daniel W. Trott..........   42      Executive Vice President - Sales and Marketing
                                    President - AIPC Sales Co.

Warren B. Schmidgall.....   53      Executive Vice President and
                                    Chief Financial Officer

Walter N. George.........   47      Executive Vice President -
                                    Operations & Supply Chain

Jerry H. Dear............   56      Executive Vice President -
                                    Special Channels and Private Label

David E. Watson..........   48      Executive Vice President -
                                    Corporate Development and Strategy

David B. Potter..........   44      Executive Vice President -
                                    Procurement and Industrial Markets

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

         Daniel W. Trott joined us in August 2003 as Executive Vice President -
Sales and Marketing. Prior to joining AIPC, Mr. Trott had worked at PepsiCo from
July 1989 to August 2003, most recently as Vice President, Pepsi-Cola North
America Sales Strategy and Development and Vice President of Sales, Pepsi-Cola
Non-carbonated Beverages.

         Warren B. Schmidgall joined us in October 1998 as Senior Vice President and Chief Financial Officer. He was promoted to Executive Vice President and
Chief Financial Officer in January 2000. Prior to that, Mr. Schmidgall worked in various executive positions at Hill's Pet Nutrition, Inc., a pet food producer, from February 1980 to October 1998, including Chief Financial Officer and
Executive Vice President of Operations.

         Walter N. George joined us in January 2001 as Senior Vice President -
Supply Chain and Logistics. He was promoted to Executive Vice President -
Operations and Supply Chain in January 2003. Prior to joining AIPC, Mr. George was Vice President of Supply Chain for Hill's Pet Nutrition, Inc., a pet food producer, from February 1989 to January 2001.

         Jerry H. Dear joined us in 1993 as a Business Development Manager. He was named Vice President - Retail Sales in 1995, Senior Vice President - Retail
Markets in February 1998, and Executive Vice President - Retail Markets in
January 2000. Before joining us, Mr. Dear had worked at Pillsbury from 1983 to
1993, most recently as a Region Business Manager.

         David E. Watson joined us in June 1994 as Senior Vice President and
Chief Financial Officer. He was promoted to Executive Vice President and Chief
Financial Officer in June, 1997. He was promoted to Executive Vice President -
Operations Support and Technology in July 1998. He was promoted to Executive
Vice President - Operations and Corporate Development in October 2000. He was
promoted to Executive Vice President - Corporate Development and Strategy in
January 2003. Prior to joining us, Mr. Watson spent 18 years with the accounting firm of Arthur Andersen & Co., most recently as partner-in-charge of its Kansas
City and Omaha Business Consulting Group practice. Mr. Watson is a certified public accountant.

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

         The range of the high and low prices per share of the common stock for fiscal 2003 and 2002 was as follows:

                             Year Ended                         Year Ended
                           October 3, 2003                   September 27, 2002
                         High              Low              High              Low
                         ----              ---              ----              ---

First Quarter          $41.88           $31.50           $47.00            $35.02
Second Quarter         $46.01           $34.15           $46.74            $39.65
Third Quarter          $47.28           $41.23           $52.56            $43.75
Fourth Quarter         $46.71           $36.88           $51.85            $32.45

         As of December 22, 2003, there were 7,211 holders of the common stock.
No shares of the Company's Class B Convertible Common Stock, par value $0.001 per share (the "Class B common stock") are outstanding on the date of this
Annual Report.

         We have not declared or paid any dividends on our common stock to date.
We intend to retain earnings for the foreseeable future to provide funds for the operation and expansion of our business and for the repayment of indebtedness.
Our current credit facility contains certain provisions which effectively limit the payment of dividends. Future borrowing agreements may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions. We have no restricted retained earnings at October 3, 2003.

         For information on our equity compensation plans, refer to Item 12,
"Security Ownership of Certain Beneficial Owners and Management".

         The Company's Board of Directors has adopted a set of Corporate
Governance Principles and has established three standing committees: Audit,
Compensation, and Nominating/Governance. A copy of the Corporate Governance
Principles and the Charter of each of these Committees will be available on the
Company's website at http://www.aipc.com by February 19, 2004, and will be mailed to any stockholder upon written request delivered to the Corporate
Secretary of AIPC, 4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri
64116.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected statement of income data for the fiscal years ended
October 3, 2003, September 27, 2002, and September 28, 2001 and the selected balance sheet data as of October 3, 2003 and September 27, 2002 are derived from our Consolidated Financial Statements including the Notes thereto audited by
Ernst & Young LLP, independent auditors, appearing elsewhere in this Annual
Report. The selected statement of income data for the fiscal years ended
September 29, 2000 and October 1, 1999, and the selected balance sheet data as of September 28, 2001, September 29, 2000, and October 1, 1999, have been derived from our financial statements not included herein, which have been audited by Ernst & Young LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and
our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

                                                                       FISCAL YEARS ENDED
                                                     Oct. 3,    Sept. 27,   Sept. 28,   Sept. 29,   Oct. 1,
                                                      2003        2002        2001        2000       1999
                                                    --------   ---------   ---------   ---------    -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues(1)                                         $438,844    $380,799    $310,789    $248,795    $220,149
Cost of goods sold                                   295,114     249,000     213,086     178,810     160,449
Plant expansion costs(2)                                --          --          --          --           130
                                                    --------    --------    --------    --------    --------
Gross profit                                         143,730     131,799      97,703      69,985      59,570
Selling and marketing expense                         51,078      48,013      30,844      16,065      14,855
General and administrative expense                    13,718      11,801      10,278       6,263       5,580
Provision for acquisition and plant start-up
expenses (3)                                           4,939        --         5,537        --          --
                                                    --------    --------    --------    --------    --------
Operating profit                                      73,995      71,985      51,044      47,657      39,135
Interest expense, net                                 10,345       9,315       8,491       4,777       2,098
Other                                                   --          --         2,356        --          --
                                                    --------    --------    --------    --------    --------
Income before income tax expense                      63,650      62,670      40,197      42,880      37,037
Income tax expense                                    21,017      21,371      13,867      15,426      13,519
                                                    --------    --------    --------    --------    --------
Net income                                          $ 42,633    $ 41,299    $ 26,330    $ 27,454    $ 23,518
                                                    ========    ========    ========    ========    ========
Net income per
   common share (basic):                            $   2.39    $   2.31    $   1.51    $   1.53    $   1.30
                                                    ========    ========    ========    ========    ========

Weighted average common shares outstanding            17,833      17,879      17,404      17,895      18,108
                                                    ========    ========    ========    ========    ========
Net income per
   common share assuming dilution:                  $   2.31    $   2.21    $   1.45    $   1.50    $   1.26
                                                    ========    ========    ========    ========    ========

Weighted average common shares outstanding            18,490      18,695      18,186      18,298      18,621
                                                    ========    ========    ========    ========    ========

BALANCE SHEET DATA
   (AT END OF PERIOD):
Cash and temporary investments                      $  6,465    $  8,247    $  5,284    $  6,677    $  3,088
Working capital                                       87,536      79,589      53,781      46,941      29,222
Current ratio                                            236%        306%        221%        304%        212%
Net property, plant & equipment                      424,120     395,940     339,162     311,668     266,124
Total assets                                         770,495     640,609     560,143     383,771     322,222
Long-term debt, less current maturities              300,778     258,193     236,783     138,502      81,467
Stockholders' equity                                 343,505     297,106     245,192     198,404     201,730
Total Debt/Total Capitalization                           47%         47%         49%         41%         29%

         (1) On October 28, 2000, the U.S. Government enacted the "Continued
Dumping and Subsidy Offset Act of 2000" which provides that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce after
October 1, 2000 will be distributed to affected domestic producers. Accordingly, in late December 2001 and 2002, AIPC received payments from the Department of
Commerce of $7.6 million and $2.4 million, respectively, as our calculated share, based on tariffs liquidated by the government from October 1, 2000 to
September 30, 2001, and October 1, 2001 to September 30, 2002, on Italian and
Turkish imported pasta.

         (2) Plant expansion costs include incremental direct and indirect manufacturing and distribution costs which are incurred as a result of construction, commissioning and start-up of new capital assets. These costs are expensed as incurred but are unrelated to current production and, therefore, are reported as a separate line item in the statement of income.

         (3) Provision for acquisition expenses include incremental costs associated with the Mueller's brand acquisition ($1.8 million) and the acquisition of the seven brands from Borden Foods ($3.7 million), in fiscal year
2001 and incremental costs associated with

brand acquisitions (primarily Golden Grain) and plant start-up costs related to our new Arizona facility ($4.9 million) in fiscal year 2003.

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
Fiscal 2003 was 53 weeks and ended on October 3, 2003. The 2002 and 2001 fiscal years were 52-week years.

Results of Operations
---------------------

         The following table sets forth certain data from our statements of income, expressed as a percentage of revenues, for each of the periods presented.

                                                          FISCAL YEARS ENDED

                                                October 3,   September 27,  September 28,
                                                   2003          2002           2001
                                                   ----          ----           ----

Revenues:
   Retail                                         75.1%           74.1%         71.9%
   Institutional                                  24.9%           25.9%         28.1%
                                                 ------          ------        ------
Total revenues                                   100.0%          100.0%        100.0%
                                                 ------          ------        ------
Cost of goods sold                                67.2            65.4          68.6
                                                 ------          ------        ------

Gross profit                                      32.8            34.6          31.4

Selling and marketing expense                     11.7            12.6           9.9

General and administrative expense                 3.1             3.1           3.3
Provision for acquisition and plant
     start-up expenses                             1.1             --            1.8
                                                 -----            -----         ----

Operating profit                                  16.9            18.9          16.4
Interest expense, net                              2.4             2.5           2.7
Income tax expense                                 4.8             5.6           4.5
Other                                              --              --            0.7
                                                 -----            -----         -----

Net income                                        9.7%            10.8%          8.5%
                                                 =====            =====         =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Overview

         We believe we are the largest producer and one of the fastest-growing major marketers of dry pasta in North America. We began operations in 1988. We believe our singular focus on pasta, our vertically-integrated facilities and highly efficient production facilities focused primarily on specific market segments and our highly skilled workforce make us a more efficient company and enable us to produce high-quality pasta at very competitive costs. We believe that the combination of our low cost structure, the addition of several new brands to our portfolio of brands, our scalable production facilities and our key customer relationships create opportunity for continued growth.

         We generate revenues in two customer markets: retail and institutional.
Retail market revenues include the revenues from sales of our pasta products to customers who resell the pasta in retail channels. These revenues represented
75.1% and 74.1% of our total revenue for the years ended October 3, 2003 and
September 27, 2002, respectively, and include sales to club stores and grocery retailers, and encompass sales of our private label and branded products.
Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice market. It also includes revenues from opportunistic sales to government agencies and other customers that we pursue periodically when capacity is available to increase production volumes and thereby lower average unit costs. The institutional market represented 24.9% and 25.9% of our total revenue for the years ended October 3, 2003 and September 27, 2002, respectively. Average sales prices in the retail and institutional markets vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix). Generally, average retail sales prices are higher than institutional sales prices. Selling prices of our branded products are significantly higher than selling prices in our other business units including private label. This results in higher revenues, gross profits, and gross margin percentages than our non-branded businesses. Revenues are reported net of cash discounts and product returns.

         We seek to develop strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement with Sysco, which was renewed for an additional three years in the third quarter of fiscal 2003, and other arrangements with food industry leaders, such as Sam's Club, that provide for the "pass-through" of direct material cost changes as pricing adjustments. The pass-throughs are generally limited to actual changes in cost and, as a result, impact percentage profitability in periods of changing costs and prices. The pass-throughs are generally effective
30 to 90 days following such cost changes and thereby significantly reduce the long-term exposure of our operating results to the volatility of raw material costs. These pass-through arrangements also require us to pass on the benefits of any price decrease in raw material cases.

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

         Selling and marketing costs increased substantially in both fiscal years 2002 and 2001, in line with the significant expansion of our retail business. These costs constituted 11.7% and 12.6% of revenues for the years ended October 3, 2003 and September 27, 2002.

         In November 2000, we purchased the Mueller's(R) pasta brand from
Bestfoods. In July 2001, we purchased seven pasta brands from Borden Foods. In
September 2002, we purchased the Lensi brand, and in October 2002, we purchased the Martha Gooch and LaRosa brands. In addition, we purchased the Golden
Grain/Mission pasta brand and Mrs. Leeper's pasta brand in January 2003 and
February 2003, respectively. As discussed below, the timing of these brand acquisitions had an impact on the period to period comparisons.

Critical Accounting Policies

         This discussion and analysis discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in Note 1 to our October 3, 2003 consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally

accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of intangible assets, the method of accounting for stock options, the estimates used to record product return reserves, accounts receivable and allowance for doubtful accounts and derivatives. Our management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to our October 3,
2003 consolidated financial statements for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

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

         Stock Options. We have elected to follow Accounting Principles Board
Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations in accounting for our employee stock options and have adopted the pro forma disclosure requirements under SFAS No. 123 "Accounting for
Stock-Based Compensation." Under APB No. 25, because the exercise price of our employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.33% for fiscal 2003; dividend yield of zero; a volatility factor of the expected market price of our common stock of .354 for fiscal 2003;
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

         Accounts Receivable - Significant Customers. We generate approximately
25% of our revenues and corresponding accounts receivable from sales to two international customers. If our primary customers experience significant adverse conditions in their industry or operations, our customers may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing purchase and sale commitments.

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

         Derivatives. We hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with variable rate long-term debt and foreign currency risks associated with our Italy operations. These derivatives qualify for hedge accounting as discussed in detail in Note 1 to our October 3, 2003 consolidated financial statements. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

         To hedge foreign currency risks, we use futures contracts. The fair values of these instruments are determined from market quotes. These forward contracts are valued in a manner similar to that used by the market to value exchange-traded contracts; that is, using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, and interest rates observed in the market. To hedge interest rate risks, an interest rate swap is used to effectively convert a portion of variable rate debt to fixed rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Our derivative instruments are not subject to multiples or leverage on the underlying commodity or price index. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note 1 to our October 3, 2003 consolidated financial statements and the section titled "Quantitative and Qualitative Disclosures About Market Risk."

         We consider our budgets and forecasts in determining the amounts of our foreign currency to hedge. We combine the forecasts with historical observations to establish the percentage of our forecast we are assuming to be probable of occurring, and therefore eligible to be hedged. The purchases are hedged for exposures to fluctuations in foreign currency exchange rates.

         We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges as the counter parties are established, well-capitalized financial institutions. Our exposure is in liquid currency (Euros), so there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

          FISCAL YEAR ENDED OCTOBER 3, 2003 COMPARED TO FISCAL YEAR ENDED
          SEPTEMBER 27, 2002

         Revenues. Revenues increased $58.0 million, or 15.2%, to $438.8 million for the fiscal year ended October 3, 2003, from $380.8 million for the fiscal year ended September 27, 2002. Revenues increased $48.4 million, or 12.7%, due to volume growth, and $14.8 million, or 3.9%, due to higher average selling prices. Revenues declined by $5.2 million, or 1.4%, due to a reduction in payments received from the U.S. government under the Continued Dumping and
Subsidy Offset Act of 2000. Revenues for 2003 are based on a 53-week year, while revenues for 2002 were based on a 52-week year.

         Revenues for the Retail market increased $43.6 million, or 15.2%, to
$329.7 million for the fiscal year ended October 3, 2003, from $286.1 million for the fiscal year ended September 27, 2002. Revenues increased $32.4 million, or 11.3%, due to volume growth,

and $16.4 million, or 5.7%, due to higher average selling prices. Revenues declined by $5.2 million, or 1.8%, due to a reduction in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.

         Revenues for the Institutional market increased $14.4 million, or
15.2%, to $109.1 million for the fiscal year ended October 3, 2003, from $94.7 million for the fiscal year ended September 27, 2002. Revenues increased $14.1 million, or 13.4%, due to volume growth and $0.3 million, or 1.8%, due to higher average selling prices and changes in sales mix.

         Gross Profit. Gross profit increased $11.9 million, or 9.1%, to $143.7 million for the fiscal year ended October 3, 2003, from $131.8 million for the fiscal year ended September 27, 2002. This increase was primarily due to revenue growth associated with increased volumes and higher selling prices. These increases were partially offset by higher raw material costs, principally durum wheat. Gross profit as a percentage of revenues decreased to 32.8% for the fiscal year ended October 3, 2003 from 34.6% for the fiscal year ended September
27, 2002. This change in gross margin percentage is due to a number of offsetting factors. Factors putting downward pressure on margins included sales mix changes (greater growth in private label and ingredient versus branded), the inherent margin reduction that mathematically occurs with the pass through of durum cost increases, and lower net revenues associated with the Department of
Commerce payments. Factors having a positive impact on gross margins included branded acquisitions, and lower costs resulting from the Company's "Funding the
Growth" cost reduction initiative, generally related to production and logistics costs.

         Selling and Marketing Expense. Selling and marketing expense increased
$3.1 million, or 6.4%, to $51.1 million for the fiscal year ended October 3,
2003, from $48.0 million reported for the fiscal year ended September 27, 2002.
The increase in selling and marketing relates primarily to our increased branded business. Selling and marketing expense as a percentage of revenues decreased to
11.7% for the fiscal year ended October 3, 2003, from 12.6% for the comparable prior period. The lower selling and marketing expense as a percentage of revenue is attributable primarily to higher rates of revenue growth in the businesses which require less selling and marketing support, and the leverage benefits of controlling our overhead costs.

         General and Administrative Expense. General and administrative expense increased $1.9 million, or 16.2%, to $13.7 million for the fiscal year ended
October 3, 2003, from $11.8 million reported for the comparable period last year. This is attributable primarily to increased MIS cost, and the cost associated with Sarbanes-Oxley compliance, including legal and insurance costs.
General and administrative expense as a percentage of revenues was 3.1% for both periods.

         Provision for Acquisition and Plant Start-Up Expenses. For the year ended October 3, 2003, the provision for acquisition and plant start-up expenses of $4.9 million consisted of incremental costs associated with the brand acquisitions and plant start-up costs related to the Arizona facility.

         Operating Profit. Operating profit for the fiscal year ended October 3,
2003, was $74.0 million, an increase of 2.8% over the $72.0 million reported for the fiscal year ended September 27, 2002. Operating profit decreased as a percentage of revenues to 16.9% for the fiscal year ended October 3, 2003, from
18.9% for the fiscal year ended September 27, 2002, as a result of the factors discussed above. Included in operating profit is the impact of the $4.9 million charge for incremental costs associated with the acquisitions and plant start-up expenses discussed above.

         Interest Expense. Interest expense for the fiscal year ended October 3,
2003, was $10.3 million, increasing 11.1% from the $9.3 million reported for the fiscal year ended September 27, 2002. The effect of higher borrowings and lower capitalized interest was partially offset by lower interest rates in fiscal
2003.

         Income Tax Expense. Income tax expense for the fiscal year ended
October 3, 2003, was $21.0 million, decreasing $0.4 million from the $21.4 million reported for the fiscal year ended September 27, 2002, and reflects effective income tax rates of approximately 33.0% and 34.1%, respectively.

         Net Income. Net income for the fiscal year ended October 3, 2003, was
$42.6 million, increasing from the $41.3 million reported for the fiscal year ended September 27, 2002. Included in net income is the impact of the $4.9 million ($3.3 million after tax) charge for incremental costs associated with the acquisitions and plant start-up costs. Diluted earnings per common share were $2.31 per share for the year ended October 3, 2003 compared to $2.21 per share for the year ended September 27, 2002. Included in the diluted earnings per share is the ($0.18 after tax) per share effect of incremental costs related to acquisitions and plant start-up costs. Net income as a percentage of net revenues was 9.7% versus 10.8% in the prior year.

     FISCAL YEAR ENDED SEPTEMBER 27, 2002 COMPARED TO FISCAL YEAR ENDED
     SEPTEMBER 28, 2001

         Revenues. Revenues increased $70.0 million, or 22.5%, to $380.8 million for the fiscal year ended September 27, 2002, from $310.8 million for the fiscal year ended September 28, 2001. Revenues increased $60.3 million, or 20.1%, due to volume growth and $9.7 million, or 2.4%, due to higher average selling prices and the U.S. government dumping and subsidy offset payment. We benefited from a
U.S. government dumping and subsidy offset payment of $7.6 million recorded as gross retail revenue in the year. In accordance with the intent of the Act, we implemented incremental spending programs, including slotting fees to expand distribution, adding personnel and increased promotions. Volume growth was led by the July 2001 acquisition of seven pasta brands from Borden Foods and by growth in private label (24.1%) and ingredient volumes (13.2%).

         Revenues for the Retail market increased $58.6 million, or 26.2%, to
$282.2 million for the fiscal year ended September 27, 2002, from $223.6 million for the fiscal year ended September 28, 2001. Revenues increased $52.0 million, or 23.2%, due to volume growth and $6.6 million, or 3.0%, due to higher average selling prices and the U.S. government dumping and subsidy offset payment.

         Revenues for the Institutional market increased $11.4 million, or
13.1%, to $98.6 million for the fiscal year ended September 27, 2002, from $87.1 million for the fiscal year ended September 28, 2001. Revenues increased $11.0 million, or 12.7%, due to volume growth and $0.4 million, or 0.4%, due to higher average selling prices.

         Gross Profit. Gross profit increased $34.1 million, or 34.9%, to $131.8 million for the fiscal year ended September 27, 2002, from $97.7 million for the fiscal year ended September 28, 2001. Gross profit increased generally as a result of the volume and revenue gains referenced above. Gross profit as a percentage of revenues increased to 34.6% for the fiscal year ended September
27, 2002 from 31.4% for the fiscal year ended September 28, 2001. The increase in gross profit as a percentage of revenues relates primarily to incremental gross profit on branded products subsequent to the acquisitions and lower operating costs as a percentage of revenues.

         Selling and Marketing Expense. Selling and marketing expense increased
$17.2 million, or 55.7%, to $48.0 million for the fiscal year ended September
27, 2002, from $30.8 million reported for the fiscal year ended September 28,
2001. Selling and marketing expense as a percentage of revenues increased to
12.6% for the fiscal year ended September 27, 2002, from 9.9% for the comparable prior period. This increase was primarily due to higher marketing costs associated with higher retail revenues, as well as the incremental marketing and personnel costs associated with the branded pasta acquisitions.

         General and Administrative Expense. General and administrative expense increased $1.5 million, or 14.8%, to $11.8 million for the fiscal year ended
September 27, 2002, from $10.3 million reported for the comparable period last year. General and administrative expense as a percentage of revenues decreased to 3.1% from 3.3%. The majority of the decrease relates to intangible amortization costs associated with the Mueller's brand acquisition which were expensed in fiscal 2001, but were no longer incurred in fiscal 2002 as a result of the adoption of SFAS No. 142.

         Provision for Acquisition Expenses. For the year ended September 28,
2001, the provision for acquisition expenses of $5.5 million consisted of incremental costs associated with the Mueller's brand acquisition ($1.8 million)
and the acquisition of the seven brands from Borden Foods ($3.7 million).

         Operating Profit. Operating profit for the fiscal year ended September
27, 2002, was $72.0 million, an increase of 41.0% over the $51.0 million reported for the fiscal year ended September 28, 2001. Operating profit increased as a percentage of revenues to 18.9% for the fiscal year ended
September 27, 2002, from 16.4% for the fiscal year ended September 28, 2001, as a result of the factors discussed above.

         Interest Expense. Interest expense for the fiscal year ended September
27, 2002, was $9.3 million, increasing 9.7% from the $8.5 million reported for the fiscal year ended September 28, 2001. The effect of higher borrowings associated with the fiscal 2001 brand acquisitions and capital expenditures was offset by lower interest rates in fiscal 2002.

         Other. During the year ended September 28, 2001, we incurred a $2.4 million loss in conjunction with the July 2001 extinguishment of our previous line of credit following our completion of a new $300 million credit agreement.

         Income Tax Expense. Income tax for the fiscal year ended September 27,
2002, was $21.4 million, increasing $7.5 million from the $13.9 million reported for the fiscal year ended September 28, 2001, and reflects effective income tax rates of approximately 34.1% and 34.5%, respectively.

         Net Income. Net income for the fiscal year ended September 27, 2002, was $41.3 million, increasing from the $26.3 million reported for the fiscal year ended September 28, 2001. Included in net income for fiscal year ended
September 28, 2001, is the impact of the $5.5 million ($3.6 million after tax)
charge for incremental costs associated with the fiscal 2001 brand acquisitions.
Diluted earnings per common share were $2.21 in fiscal 2002 compared to $1.45 per share for the fiscal year ended September 28, 2001. Included in the diluted earnings per share for fiscal year ended September 28, 2001, is the ($0.28 after tax) per share effect of incremental costs related to brand acquisitions and the loss incurred due to the early extinguishment of debt.

Liquidity and Capital Resources
-------------------------------

         Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled
$6.5 million and net working capital totaled $87.5 million at October 3, 2003.
At September 27, 2002, cash and temporary cash investments totaled $8.2 million and working capital totaled $79.6 million. The $7.9 million increase in working capital in fiscal year 2003 was financed with cash generated by operations.

         Our net cash provided by operating activities totaled $72.2 million for the fiscal year ended October 3, 2003 compared to $55.5 million for the fiscal year ended September 27, 2002 and $44.2 million for the fiscal year ended
September 28, 2001. Improved operating results were partially offset by increased working capital requirements, primarily related to an increase in inventory.

         Cash flow used in investing activities principally relates to our branded product acquisitions and investments in production, distribution, milling and management information system assets. Capital expenditures, were
$40.3 million for the fiscal year ended October 3, 2003, $72.8 million for the year ended September 27, 2002 and $39.3 million for the fiscal year ended
September 28, 2001.

         Net cash provided by financing activities was $24.9 million for the fiscal year ended October 3, 2003 compared to $24.7 million for the fiscal year ended September 27, 2002, and $91.7 million for the fiscal year ended September
28, 2001. The $24.9 million in fiscal 2003 is primarily a result of $87.0 million proceeds from issuance of debt, offset

by $55.5 million principal payment on debt and capital lease obligations, offset by $12.2 million used to purchase treasury stock. The $24.7 million in fiscal
2002 is primarily a result of $60.1 million proceeds from issuance of debt, offset by $41.4 million principal payment on debt and capital lease obligations.
The $93.3 million in fiscal 2001 is primarily a result of $244.6 million proceeds from issuance of debt (net of $3.0 million deferred issuance costs)
offset by $152.6 million principal payment on debt and capital lease obligations.

         We currently use cash to fund capital expenditures, repayments of debt and working capital requirements and acquisitions. We expect that future cash requirements will principally be for capital expenditures, repayments of debt, and working capital requirements.

         On July 16, 2001, we secured a new five-year, $300 million revolving credit facility to replace the previous $190 million facility. The revolver includes $100 million of dual currency availability in Euros or U.S. dollars to finance our international business in Italy. The credit facility matures on
October 2, 2006. Available borrowings under the credit facility were $54,681,000 at October 3, 2003.

         On December 13, 2002, we completed a $100 million term loan facility as an amendment to our existing revolving credit agreement. The terms of the original revolving credit facility provide commitment reductions of $110 million between October 1, 2002 and October 1, 2005. There are no material differences between the terms of the original credit facility and the amended credit facility.

          The principal maturity terms of the $400 million, long-term revolving credit facility are as follows:

                                   Amount       Date
                                   ------       ----
                                (in thousands)

Scheduled Commitment Reduction   $ 25,000   October 1, 2002
Scheduled Commitment Reduction     25,000   October 1, 2003
Scheduled Commitment Reduction     30,000   October 1, 2004
Scheduled Commitment Reduction     30,000   October 1, 2005
Final Maturity                    290,000   October 2, 2006
                                 --------
                                 $400,000
                                 ========

         Interest is charged at LIBOR/Euribor plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, a commitment fee is charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest per the credit facility plus the commitment fee is classified as interest expense.

         At October 3, 2003, the three-month LIBOR rate was 1.15%, the three-month Euribor rate was 2.127%, and our weighted average bank debt borrowing rate per the credit facility was 3.9%.

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

Certain Contractual Payment Obligations                                     Payments Due by Period
                                         ----------------------------------------------------------------------------------------------
                                               Total             Less than          1-3 years         4-5 years            After
                                                                   1 year                                                 5 years
                                         ----------------------------------------------------------------------------------------------
                                                                             (in thousands)
                                         ------------------- ------------------- ---------------- ------------------- -----------------

Long term debt                                  $303,185           $2,492           $10,693              $290,000           $--

Capital lease obligations                            161               80                81                    --            --

Unconditional durum wheat purchase
obligations                                       27,000           27,000                --                    --            --
                                                  ------           ------           -------              --------          ----

Total contractual cash obligations              $330,346          $29,572           $10,774              $290,000           $--
                                                ========          =======           =======              ========           ===

Recently Issued Accounting Pronouncements
-----------------------------------------

         In  January  2003,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Interpretation  No.  46,
"Consolidation  of Variable Interest  Entities."  Interpretation  No. 46 requires that the assets,  liabilities and results of the  activity of variable  interest  entities  be  consolidated  into the  financial  statements  of the company  that has the  controlling  financial  interest.  Interpretation  No. 46 also  provides the  framework  for determining  whether a variable  interest  entity should be consolidated  based on voting  interests or significant financial  support  provided to it.  Interpretation  No. 46 will become  effective  for us on December 31, 2003 for variable  interest  entities  created  prior to February 1, 2003.  We do not expect the adoption of  Interpretation
No. 46 to have a material impact on our consolidated financial statements.

         On May  15,  2003,  the  FASB  issued  Statement  of SFAS  No.  150,  "Accounting  for  Certain  Financial
Instruments  with  Characteristics  of both  Liabilities  and  Equity."  SFAS No.  150  establishes  standards  for classifying and measuring as liabilities  certain financial  instruments that embody  obligations of the issuer and have  characteristics  of both  liabilities  and  equity.  SFAS  No.  150  requires  liability  classification  for mandatorily  redeemable  equity  instruments.  The  provisions  of SFAS No. 150 are  effective  for our 2004 fiscal year.  We do not  expect the  adoption  of SFAS No. 150 to have a  material  impact on our  consolidated  financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk. To manage our interest rate risk associated with variable rate borrowings, we utilize simple derivative instruments such as interest rate swaps. We had various fixed interest rate swap agreements with notional amounts of $150 million outstanding at October 3, 2003.
The estimated fair value of the interest rate swap agreements of $(3,792,000) is the amount we would be required to pay to terminate the swap agreements at
October 3, 2003. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.6 million for the year ended October 3, 2003.

         At October 3, 2003 we had investment in our Italy operations of
(euro)44.5 million ($52.0 million). We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility in the U.S. At
October 3, 2003, long-term debt includes obligations of (euro)37.5 million
($43.8 million). Interest on our Euro debt is at variable rates and based on
Euribor market rates. Changes in the U.S. dollar equivalent of euro-based borrowings is recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

         The functional currency for our Italy operations is the Euro. We have transactional exposure to various other European currencies, primarily the
British pound. Our net exposure is approximately (euro)13.0 million ($15.2 million). We occasionally use forward purchase contracts to hedge this exposure.
At October 3, 2003, we have outstanding forward contracts of (euro)8.0 million and (pound)1.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY

               Index to Audited Consolidated Financial Statements

                                                                              Page

Report of Independent Auditors                                                  34

Consolidated Balance Sheets at October 3, 2003 and September 27, 2002           35

Consolidated Statements of Income for the years ended
  October 3, 2003, September 27, 2002, and September 28, 2001                   36

Consolidated Statements of Stockholders' Equity for the years ended
  October 3, 2003, September 27, 2002, and September 28, 2001                   37

Consolidated Statements of Comprehensive Income for the years ended
  October 3, 2003, September 27, 2002, and September 28, 2001                   38

Consolidated Statements of Cash Flows for the years ended
  October 3, 2003, September 27, 2002, and September 28, 2001                   39

Notes to Consolidated Financial Statements                                      40

                         Report of Independent Auditors

The Board of Directors
American Italian Pasta Company

         We have audited the accompanying consolidated balance sheets of
American Italian Pasta Company (the Company) as of October 3, 2003 and September
27, 2002, and the related consolidated statements of income, stockholders'
equity, comprehensive income, and cash flows for each of the three years in the period ended October 3, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of
American Italian Pasta Company at October 3, 2003 and September 27, 2002, and
the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /S/ ERNST & YOUNG LLP

Kansas City, Missouri
November 5, 2003

                         AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Balance Sheets

                                                                       October 3,  September 27,
                                                                          2003        2002
                                                                          ----        ----
                                                                            (In thousands)
Assets
Current assets:
   Cash and temporary investments                                      $   6,465    $   8,247
   Trade and other receivables                                            51,730       46,463
   Prepaid expenses and deposits                                          12,692       11,282
   Inventory                                                              78,760       49,720
   Deferred income taxes (Note 3)                                          2,435        2,420
                                                                       ---------    ---------
Total current assets                                                     152,082      118,132
Property, plant and equipment:
   Land and improvements                                                  14,867       11,061
   Buildings                                                             132,035      103,052
   Plant and mill equipment                                              355,767      321,527
   Furniture, fixtures and equipment                                      25,266       14,063
                                                                       ---------    ---------
                                                                         527,935      449,703
   Accumulated depreciation                                             (122,811)     (99,607)
                                                                       ---------    ---------
                                                                         405,124      350,096
   Construction in progress                                               18,996       45,844
                                                                       ---------    ---------
Total property, plant and equipment                                      424,120      395,940
Brands and trademarks                                                    186,147      119,360
Other assets                                                               8,146        7,177
                                                                       ---------    ---------
Total assets                                                           $ 770,495    $ 640,609
                                                                       =========    =========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                  $  42,416    $  21,320
     Accrued expenses                                                     18,480       11,359
     Income tax payable                                                    1,096        1,585
     Current maturities of long-term debt (Note 2)                         2,554        4,279
                                                                       ---------    ---------
Total current liabilities                                                 64,546       38,543
Long-term debt (Note 2)                                                  300,778      258,193
Deferred income taxes (Note 3)                                            61,666       46,767
Commitments and contingencies (Note 4)
Stockholders' equity: (Notes 6, 9 & 11)
   Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                     --           --
         Issued and outstanding shares - none
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                       20           20
         Issued and outstanding shares - 20,063,827 and
         18,040,709 at October 3, 2003 and 19,676,857
         And 18,021,876 at September 27, 2002
     Class B common stock, $.001 par value:
        Authorized shares - 25,000,000                                      --           --
         Issued and outstanding shares - none
     Additional paid-in capital                                          227,234      213,671
     Treasury stock at cost                                              (46,585)     (34,394)
     Unearned compensation                                                  (891)        (940)
     Retained earnings                                                   164,495      121,862
     Accumulated other comprehensive loss                                   (768)      (3,113)
                                                                       ---------    ---------
Total stockholders' equity                                               343,505      297,106
                                                                       ---------    ---------
Total liabilities and stockholders' equity                             $ 770,495    $ 640,609
                                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                            Year ended      Year ended     Year ended
                                                            October 3,     September 27,  September 28,
                                                               2003            2002            2001
                                                               ----            ----            ----
                                                             (In thousands, except per share amounts)

Revenues (Notes 1 & 5)                                         $438,844      $380,799      $310,789
Cost of goods sold                                              295,114       249,000       213,086
                                                               --------      --------      --------
Gross profit                                                    143,730       131,799        97,703
Selling and marketing expense                                    51,078        48,013        30,844
General and administrative expense                               13,718        11,801        10,278
Provision for acquisition and
   plant start-up expenses                                        4,939          --           5,537
                                                               --------      --------      --------
Operating profit                                                 73,995        71,985        51,044
Interest expense, net                                            10,345         9,315         8,491
Other (Note 2)                                                     --            --           2,356
                                                               --------      --------      --------
Income before income tax expense                                 63,650        62,670        40,197
Income tax expense (Note 3)                                      21,017        21,371        13,867
                                                               --------      --------      --------
Net income                                                     $ 42,633      $ 41,299      $ 26,330
                                                               ========      ========      ========

Net income per common share                                    $   2.39      $   2.31      $   1.51

Weighted-average common shares outstanding                       17,833        17,879        17,404
                                                               ========      ========      ========

Net income per common share assuming
   dilution                                                    $   2.31      $   2.21      $   1.45

Weighted-average common shares outstanding                       18,490        18,695        18,186
                                                               ========      ========      ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Stockholders' Equity

                                                                           Year ended    Year ended    Year ended
                                                                           October 3,   September 27, September 28,
                                                                             2003           2002          2001
                                                                        ------------- --------------- ------------
                                                                                    (In thousands)

Class A Common Shares
  Balance, beginning of year                                                   19,677       19,218       18,363
  Issuance of shares of Class A Common stock to option holders
    & other issuances                                                             387          459          855
                                                                            ---------    ---------    ---------
  Balance, end of year                                                         20,064       19,677       19,218
                                                                            =========    =========    =========

Class A Common Stock
  Balance, beginning of year                                                $      20    $      19    $      18
  Issuance of shares of Class A Common stock to option holders
    & other issuances                                                            --              1            1
                                                                            ---------    ---------    ---------
  Balance, end of year                                                      $      20    $      20    $      19
                                                                            =========    =========    =========

Additional Paid-in Capital
  Balance, beginning of year                                                $ 213,671    $ 202,674    $ 177,725
  Issuance of shares of Class A Common stock to option holders
    & other issuances                                                          11,760        6,612       24,032
  Tax benefit from stock compensation                                           1,803        4,385          917
                                                                            ---------    ---------    ---------
  Balance, end of year                                                      $ 227,234    $ 213,671    $ 202,674
                                                                            =========    =========    =========

Treasury Stock
  Balance, beginning of year                                                $ (34,394)   $ (34,394)   $ (31,362)
  Purchase of treasury stock                                                  (12,191)        --         (3,032)
                                                                            ---------    ---------    ---------
  Balance, end of year                                                      $ (46,585)   $ (34,394)   $ (34,394)
                                                                            =========    =========    =========

Notes Receivable from Officers
  Balance, beginning of year                                                $    --      $     (61)   $     (61)
  Paydown of notes receivable from officers                                      --             61         --
                                                                            ---------    ---------    ---------
  Balance, end of year                                                      $    --      $    --      $     (61)
                                                                            =========    =========    =========

Unearned Compensation
  Balance, beginning of year                                                $    (940)   $    (223)   $    --
  Cancellation of common stock                                                    400         --           --
  Issuance of common stock                                                       (515)        (890)        (223)
  Earned compensation                                                             164          173         --
                                                                            ---------    ---------    ---------
  Balance, end of year                                                      $    (891)   $    (940)   $    (223)
                                                                            =========    =========    =========

Other Comprehensive Loss
  Foreign currency translation adjustment
    Balance, beginning of year                                              $  (1,611)   $  (2,957)   $  (2,149)
    Change during the period                                                    3,362        1,346         (808)
                                                                            ---------    ---------    ---------
    Balance, end of year                                                        1,751       (1,611)      (2,957)
                                                                            ---------    ---------    ---------

  Interest rate swaps fair value adjustment
    Balance, beginning of year                                                 (1,502)        (429)        --
    Change during the period                                                   (1,017)      (1,073)        (429
                                                                            ---------    ---------    ---------
    Balance, end of year                                                       (2,519)      (1,502)        (429
                                                                            ---------    ---------    ---------

  Total accumulated other comprehensive loss                                $    (768)   $  (3,113)   $  (3,386
                                                                            =========    =========    =========

Retained Earnings
  Balance, beginning of year                                                $ 121,862    $  80,563    $  54,233
  Net income                                                                   42,633       41,299       26,330
                                                                            ---------    ---------    ---------
  Balance, end of year                                                        164,495      121,862       80,563
                                                                            ---------    ---------    ---------

Total Stockholders' Equity                                                  $ 343,505    $ 297,106    $ 245,192
                                                                            =========    =========    =========

  See accompanying notes to consolidated financial statements.

                                               AMERICAN ITALIAN PASTA COMPANY

                                       Consolidated Statements of Comprehensive Income

                                                                  Year ended         Year ended         Year ended
                                                                October 3, 2003     September 27,      September 28,
                                                                                        2002               2001
                                                               ------------------ ------------------ ------------------
                                                                                   (In thousands)

       Net income                                                    $42,633            $41,299            $26,330

       Other comprehensive income (loss)

          Net unrealized losses on qualifying cash flow
           hedges (net of income tax benefit of $501,000,
           $553,000, and $146,000, respectively)                      (1,017)            (1,073)              (429)

          Foreign currency translation adjustment (net of
           income tax benefit (expense) of ($1,655,000),
           ($693,000), and $416,000, respectively)                     3,362              1,346               (808)
                                                                       -----              -----               ----

          Total other comprehensive income (loss)                      2,345                273             (1,237)
                                                                       -----                ---             -------

          Comprehensive income                                       $44,978            $41,572             $25,093
                                                                     =======            =======             =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                  Year ended       Year ended      Year ended
                                                                  October 3,      September 27,   September 28,
                                                                     2003             2002           2001
                                                                     ----             ----           ----
                                                                                (In thousands)
Operating activities:
Net income                                                           $42,633         $41,299       $26,330
Adjustments to reconcile net income to net cash provided by
  operations:
     Depreciation and amortization                                    24,630          20,791        17,513
     Deferred income tax expense                                      17,882          17,059         9,817
     Loss due to early extinguishments of
     long-term debt                                                        -               -         2,356
Changes in operating assets and liabilities:
     Trade and other receivables                                      (4,877)         (9,117)      (11,479)
     Prepaid expenses and deposits                                    (1,716)         (2,836)       (3,598)
     Inventory                                                       (25,671)         (5,710)       (3,175)
     Accounts payable and accrued expenses                            19,405          (7,888)        7,984
     Income taxes                                                      1,044           5,122         1,164
     Other                                                            (1,167)         (3,195)       (2,665)
                                                                      -------         -------       -------
Net cash provided by operating activities                             72,163          55,525        44,247
Investing activities:
Purchase of pasta brands                                             (59,023)         (3,973)      (96,454)
Additions to property, plant and equipment                           (40,312)        (72,773)      (39,275)
                                                                     --------        --------      --------
Net cash used in investing activities                                (99,335)        (76,746)     (135,729)
Financing activities:
Additions to deferred debt issuance costs                             (1,106)             --        (3,034)
Proceeds from issuance of debt                                        87,028          60,055       247,593
Principal payments on debt and capital lease obligations             (55,492)        (41,368)     (152,598)
Proceeds from issuance of common stock, net of issuance costs          6,641           5,699         2,812
Purchases of treasury stock                                          (12,191)             --        (3,032)
Other                                                                     --             264             -
                                                                     -------          ------       -------
Net cash provided by financing activities                             24,880          24,650        91,741
Effect of exchange rate changes on cash                                  510            (466)       (1,652)
                                                                     -------          ------       -------
Net increase (decrease) in cash and temporary investments             (1,782)          2,963        (1,393)
Cash and temporary investments at beginning of year                    8,247           5,284         6,677
                                                                     -------          ------       -------
Cash and temporary investments at end of year                         $6,465          $8,247        $5,284
                                                                      ======          ======        ======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                   Notes to Consolidated Financial Statements
                                 October 3, 2003

1.       Summary of Significant Accounting Policies

Nature of Business

         American Italian Pasta Company (the Company) is a Delaware corporation which began operations in 1988. The Company believes it is the largest producer and marketer of pasta products in the United States and has manufacturing and distribution facilities located in Excelsior Springs, Missouri, Columbia, South
Carolina, Kenosha, Wisconsin, Tolleson, Arizona, and Verolanuova, Italy.

Principles of Consolidation

         The consolidated financial statements include the accounts of the
Company and all majority owned subsidiaries.

Fiscal Year End

         The Company's fiscal year ends on the last Friday of September or the first Friday of October, resulting in a 52- or 53-week year depending on the calendar. The Company's first three quarters end on the Friday last preceding
December 31, March 31 and June 30 or the first Friday of the following month of each quarter. Fiscal 2003 was 53 weeks and ended on October 3, 2003. The 2002 and 2001 fiscal years were 52-week years.

Revenue Recognition

         Sales of the Company's products, including pricing terms, are final upon shipment of the goods.

Foreign Currency

         The Company's functional currency is the U.S. dollar. Accordingly, assets and liabilities of the Company's foreign operations are remeasured at year-end exchange rates; income and expenses are remeasured at the weighted-average exchange rates for the year. Foreign currency gains and losses resulting from transactions are included in consolidated operations in the year of occurrence.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

         The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The allowance for doubtful accounts at October 3, 2003 and
September 27, 2002 was $1,553,000 and $1,054,000, respectively. At October 3,
2003 and September 27, 2002, approximately 13% and 17%, respectively, of accounts receivable were due from two customers.

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

Derivative Instruments

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting
for Derivative Instruments and Hedging Activities", requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value
(i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

         Cash Flow Hedging Strategy

         To protect against changes in the value of forecasted foreign currency cash inflows and outflows, the Company has initiated cash flow hedging programs for the Euro and British Pound. The Company hedges portions of its financial transactions with forward contracts.

         The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis for the next four years, thus reducing the impact of interest rate changes on future interest expense. Approximately 50% ($150 million) of the Company's outstanding debt was designated as the hedged items to interest rate swap agreements at October 3, 2003.

         During the year ended October 3, 2003, the Company reclassified
($2,639,000) of net gains (losses) from accumulated other comprehensive income to current earnings.

         At October 3, 2003, the Company expects to reclassify ($1,713,000) of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

Financial Instruments

         The carrying value of the Company's financial instruments, including cash and temporary investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets at
October 3, 2003 and September 27, 2002, approximates fair value. The estimated fair value of the interest rate swap agreement outstanding at October 3, 2003 and September 27, 2002 of ($3,792,000) and $$2,275,000), respectively, is the amount the Company would be required to pay to terminate the swap agreement at
October 3, 2003 and September 27, 2002, respectively.

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

                                                       October 3,            September 27,
                                                          2003                   2002
                                                          ----                   ----
                                                               (In thousands)
   Finished goods                                       $65,024                 $38,881
    Raw materials, packaging materials and
       work-in-process                                   13,736                  10,839
                                                        -------                 -------
                                                        $78,760                 $49,720
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

                                                        Number of
                                                          Years
                                                          -----
          Land improvements                              28 - 40
          Buildings                                      30 - 40
          Plant and mill equipment                       20 - 30
          Packaging equipment                            10 - 15
          Furniture, fixtures and equipment               5 - 10

         The Company capitalizes interest costs associated with the construction and installation of plant and equipment. During the years ended October 3, 2003,
September 27, 2002, and September 28, 2001, approximately $1,480,000,
$1,898,000, and $2,567,000, respectively, of interest cost was capitalized.

         Depreciation expense for the years ended October 3, 2003, September 27,
2002 and September 28, 2001 was $22,804,000, $19,302,000, and $16,582,000,
respectively.

         The Company maintains certain property, plant and equipment in Italy with a net book value totaling $50.3 million and $43.9 million at October 3,
2003 and September 27, 2002, respectively.

Brands and Trademarks

         During the fiscal year ended September 28, 2001, the Company acquired the Mueller's brand from Bestfoods, Inc. for $44.4 million, consisting of $23.8 million in cash and 686,666 shares of common stock valued at $30 per share. The purchase price was allocated to trademarks, brand name, and inventory. Under previous accounting rules, the trademarks and brands were assigned a life of forty years, and accordingly, the Company recognized approximately $1.0 million of amortization expense during the year ended

September 28, 2001. Effective October 1, 2001, the Company adopted SFAS No. 142,
"Goodwill and Other Intangible Assets", and assigned an indefinite life to trademarks and brand name and, as such, will no longer incur amortization expense related to these assets.

         In addition, during the fiscal year ended September 28, 2001, the
Company acquired seven pasta brands from Borden, Inc., including Anthony's(R),
Globe/A-1®, Luxury®, Mrs. Grass®, Pennsylvania Dutch®, R&F®, and
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

         On February 27, 2003, the Company purchased the Mrs. Leeper's specialty pasta business for 100,000 shares of AIPC common stock, valued at $50.00 share, plus a cash earn out tied to sales and profit growth over the next three years.

         The purchase price for each of the brand acquisitions was allocated to trademarks, brand name, and inventory. The trademarks and brand names were assigned an indefinite life, and are the Company's only intangible assets. The
Company believes the trademarks and brands have an indefinite life and, as the transaction occurred after July 1, 2001, is not amortizing the amounts, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

         These trademarks and brands are reviewed at least annually for impairment by comparing the Company's best estimate of fair value with the carrying amount of the intangible asset.

Other Assets

         Other assets consist of the following:

                                        October 3,              September 27,
                                           2003                      2002
                                           ----                      ----
                                                   (In thousands)

Package design costs                      $8,653                    $7,598
Deferred debt issuance costs               4,286                     3,034
Other                                      3,635                     3,145
                                           -----                     -----
                                          16,574                    13,777
Accumulated amortization                  (8,428)                   (6,600)
                                          ------                    ------
                                          $8,146                    $7,177
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
Package design costs, net of accumulated amortization, were $2,709,000 and
$2,636,000 at October 3, 2003 and September 27, 2002, respectively.

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
123. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.33% for fiscal 2003, 2.0% for fiscal
2002 and 4.5% for fiscal 2001; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .354 for fiscal 2003,
..408 for fiscal 2002, and .358 for fiscal 2001; and a weighted-average expected life of the option of one to five years.

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

                                                        2003         2002          2001
                                                        ----         ----          ----

Net income                                            $42,633      $41,299       $26,330
Compensation cost under the fair value
    method                                              5,486        2,997         2,406
                                                      -------      -------       -------
Pro forma net income                                  $37,147      $38,302       $23,924
                                                      =======      =======       =======
Earnings per share as reported:
   Basic                                                $2.39        $2.31         $1.51
   Diluted                                              $2.31        $2.21         $1.45
Pro forma earnings per share:
   Basic                                                $2.08        $2.14         $1.37
   Diluted                                              $2.01        $2.05         $1.32

Advertising Costs

         Advertising and promotion costs are expensed as incurred. Advertising costs in fiscal 2003 were $512,000, $2,153,000 in fiscal 2002, and $788,000 in fiscal 2001.

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

         Dilutive securities, consisting of options (see Note 6), included in the calculation of diluted weighted average common shares were 657,000 shares in fiscal 2003, 816,000 shares in fiscal 2002 and 782,000 shares in fiscal 2001.

         Antidilutive shares for fiscal 2003 were 414,166, with prices ranging from $40.10 - $48.30. For fiscal 2002 antidilutive shares were 177,000, with prices ranging from $44.30 - $48.30. For fiscal 2001, antidilutive shares were
134,900, with prices ranging from $35.15 - $45.30.

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

         It is the Company's understanding that overpayments under this program may be recovered by U.S. Customs for a number of reasons up to one year after payment is made. In 2002 and 2003 the Company recognized the receipts ratably over the fiscal year.

         The legislation creating the dumping and subsidy offset payment
(referred to as the Byrd Amendment) provides for annual payments from the U.S.
government. However it is not possible to reasonably estimate the potential amount, if any, to be received in future periods.

2.       Long-Term Debt

         On December 1, 2002, the Company completed an amendment to its revolving credit facility. The amendment provides the Company with an additional
$100 million term loan capacity. The terms of the original credit facility provide commitment reductions of $110 million between October 1, 2002 and
October 1, 2005. The original terms of the facility remain generally the same.
The revolver includes a $100 million dual currency availability in Euros or U.S.
dollars to finance the Company's international business in Italy. The credit facility matures on October 2, 2006. Available borrowings under the credit facility were $54,681,000 at October 3, 2003.

         The principal maturity terms of the $400 million, long-term revolving credit facility are as follows:

                                                         Amount                Date
                                                         ------                ----
                                                     (in thousands)

         Scheduled Commitment Reduction                   $25,000        October 1, 2002
         Scheduled Commitment Reduction                    25,000        October 1, 2003
         Scheduled Commitment Reduction                    30,000        October 1, 2004
         Scheduled Commitment Reduction                    30,000        October 1, 2005
         Final Maturity                                   290,000        October 2, 2006
                                                          -------
                                                         $400,000
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

         In 2001, the Company redeemed, prior to scheduled maturities, $147.4 million of debt with interest rates ranging from 4.7% to 6.4%. This resulted in a $2.4 million ($1.5 million after tax) loss for the Company.

         Long-term debt consists of the following:

                                                        October 3,            September 27,
                                                           2003                    2002
                                                           ----                    ----
                                                                   (In thousands)
Term loans under credit facility                            $300,693                 $257,639
Short term notes payable                                       2,492                    3,894
Other                                                            147                      939
                                                                 ---                      ---
                                                             303,332                  262,472
Less current portion                                           2,554                    4,279
                                                               -----                    -----
                                                            $300,778                 $258,193
                                                            ========                 ========

         Annual maturities of long-term debt and capital lease obligations for each of the next five years ended October 3, are as follows:

                                                          Long-Term          Capital Leases
         Year                                               Debt                    and Other         Total
         ----                                               ----                     -----            -----
                                                                      (In thousands)

         2004                                                    $2,492                $80
         2005                                                        --                 81
         2006                                                    10,693                 --
         2007                                                   290,000                 --
         2008                                                        --                 --
         Thereafter                                                  --                 --
                                                                -------           --------
                                                                303,185                161         $303,346
         Less imputed interest                                       --                 14               14
                                                                -------           --------          -------
         Present value of net minimum payments                  303,185                147          303,332
         Less current portion                                     2,492                 62            2,554
                                                               --------           --------         --------
         Long-term obligations                                 $300,693                $85         $300,778
                                                               ========           ========         ========

         The revolving credit facility contains various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, purchases of Company stock, and the Company's ability to enter into certain contractual arrangements. The Company was in compliance with the restrictive covenants as of October 3, 2003. The facility is unsecured.

3.       Income Taxes

         The Company has AMT credit carryforwards of $5,777,000 and $7,918,000 at October 3, 2003 and September 27, 2002, respectively, with no expiration date. Management believes it is more likely than not that deferred tax assets associated with these items will be realized through the generation of future taxable income and available tax planning strategies.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            October 3,         September 27,
                                                                               2003               2003
                                                                               ----               ----
                                                                                     (In thousands)
Deferred tax assets:
      AMT credit and foreign net operating loss carryforwards                   $6,189                $8,828
      Inventory valuation                                                        1,471                   782
      Other comprehensive income/loss components                                 5,686                 2,688
      Other                                                                      1,669                 2,020
                                                                                 -----                 -----
Total deferred tax assets                                                       15,015                14,318
Deferred tax liabilities:
      Book basis of tangible assets greater than tax                            61,602                49,653
      Book basis of intangible assets greater than tax                          11,012                 9,012
      Other                                                                      1,632                    --
                                                                                 -----              --------
Total deferred tax liabilities                                                  74,246                58,665
                                                                                ------              --------
Net deferred tax liabilities                                                  $(59,231)             $(44,347)
                                                                              ========              ========

Significant components of the provision for income taxes are as follows:

                                                               Year ended         Year ended        Year ended
                                                               October 3,       September 27,      September 28,
                                                                  2003               2002             2001
                                                                  ----               ----             ----
                                                                               (In thousands)

Current income tax expense                                     $ 3,315           $ 5,655             $ 4,285
Deferred tax expense                                            17,882            15,716               9,582
                                                                ------            ------               -----
Total income tax expense                                       $21,017           $21,371             $13,867
                                                               =======           =======             =======

         The reconciliation of income tax computed at the U.S. statutory tax rate to income tax expense is as follows:

                                              Year ended                Year ended                Year ended
                                              October 3,               September 27,             September 28,
                                                 2003                      2002                      2001
                                                 ----                      ----                      ----
                                                                     (In thousands)

Income before income taxes                    $63,650                   $62,670                  $40,197
U.S. statutory tax rate                        x 35%                     x 35%                    x 35%
                                               ------                    ------                   -----
Federal income tax expense
  at U.S. statutory rate                       22,278                    21,935                   14,069
State income tax expense,
  net of federal tax effect                       535                       526                      261
Foreign tax rate differential                    (340)                     (530)                    (308)
Foreign tax incentives                           (646)                     (498)                      --
Other, net                                       (810)                      (62)                    (155)
                                              -------                   -------                  -------
Total income tax expense                      $21,017                   $21,371                  $13,867
                                              =======                   =======                  =======

 Income tax benefit allocated to other items was as follows:

                                       Year ended               Year ended                Year ended
                                       October 3,              September 27,            September 28,
                                          2003                     2002                      2001
                                          ----                     ----                      ----
                                                               (In thousands)

Stock option arrangements (1)           $(1,803)                 $(4,385)                      $(917)

(1) This amount has been recorded directly to "Additional Paid-In Capital".

4.       Commitments and Contingencies

         The Company had durum wheat purchase commitments totaling approximately
$27 million and $17 million at October 3, 2003 and September 27, 2002, respectively.

         Under agreements with its primary rail carriers, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at
October 3, 2003.

5.       Major Customers

         Sales to a certain customer during the years ended October 3, 2003,
September 27, 2002, and September 28, 2001 represented 10%, 11% and 13% of revenues, respectively. Sales to a second customer during the years ended
October 3, 2003, September 27, 2002, and September 28, 2001 represented 15%, 13%
and 12% of revenues, respectively.

6.       Equity Incentive Plans

         In October 1992, a stock option plan was established that authorizes the granting of options to purchase up to 1,201,880 shares of the Company's common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. In October 1997, a third stock option plan was established that authorizes the granting of restricted shares and/or options to purchase up to 2,000,000 shares of the
Company's common stock by certain officers and key employees. In December 2000, a fourth stock option plan was established that authorizes the granting of restricted shares and/or options to purchase up to 1,000,000 shares of the
Company's common stock by certain officers and key employees. The stock options expire 10 years from the date of grant and become exercisable over the next one to five years in varying amounts depending on the terms of the individual option agreements.

A summary of the Company's stock option activity, and related information is as follows:

                                                                                             Weighted
                                                                                             Average
                                                                        Option Price         Exercise
                                            Number of Shares             Per Share             Price           Exercisable
                                            ----------------             ---------             -----           -----------
Outstanding at September 29, 2000                 2,588,524              $4.92-$30.00         $17.91            1,445,693
     Exercised                                     (139,369)             $4.92-$32.00         $18.22
     Granted                                        204,900            $18.375-$45.30         $36.04
     Cancelled/Expired                              (23,191)            $18.00-$26.75         $24.42
                                                  ---------
Outstanding at September 28, 2001                 2,630,864              $4.92-$45.30         $19.25            1,679,454
     Exercised                                     (427,966)             $4.92-$29.95         $12.49
     Granted                                        521,490             $34.62-$48.30         $40.72
     Cancelled/Expired                              (58,567)            $18.00-$45.30         $25.78
                                                  ---------
Outstanding at September 27, 2002                 2,665,821              $4.92-$48.30         $24.39            1,680,274
     Exercised                                     (268,876)            $12.23-$39.89         $22.86
     Granted                                        508,500             $32.40-$43.27         $38.97
     Cancelled/Expired                             (111,852)            $16.63-$48.27         $36.96
                                                  ---------
Outstanding at October 3, 2003                    2,793,593              $4.92-$48.30         $26.68            2,086,618
                                                  =========

         The following table summarizes outstanding and exercisable options at
October 3, 2003:

                                         Options Outstanding                     Options Exercisable
                                         -------------------                     -------------------
                                      Number         Weighted Average         Number           Weighted Average
Exercise Prices                     Outstanding       Exercise Price        Exercisable         Exercise Price
---------------                     -----------      ---------------        -----------    -------------------
$               4.92                    734              $ 4.92                    734              $ 4.92
$               7.02                 84,622              $ 7.02                 84,622              $ 7.02
$              12.23                226,369             $ 12.23                226,369              $12.23
$      16.375-16.625                 14,500             $ 16.45                 10,500              $16.48
$        18.00-18.50                932,163             $ 18.10                926,693              $18.10
$        21.88-26.50                412,420             $ 24.62                337,342              $24.68
$        26.69-30.00                 53,700             $ 28.10                 27,700              $28.16
$        31.30-38.00                388,020             $ 35.92                144,927              $36.03
$        38.40-48.30                681,066             $ 41.81                327,731              $41.24

7.       Employee Benefit Plans

         The Company has a defined contribution plan organized under Section
401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company currently matches 50% of the employee contributions, with the Company's match not to exceed 6% - 12% of the employee's salary, depending on the length of the employee's service to the Company, and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $730,000, $577,000, and $976,000, for the years ended October 3, 2003, September 27, 2002, and September 28, 2001, respectively.

         The Company sponsors an Employee Stock Purchase Plan (ESPP) which offers all employees the election to purchase AIPC common stock at a price equal to 90% of the market value on the first or last day of the calendar quarter, whichever is less. For the three years ended October 3, 2003, authorized shares under this plan were 50,000.

8.    Supplemental Cash Flow Information

                                                          Year ended         Year ended        Year ended
                                                          October 3,         September 27,     September 28,
                                                            2003                 2002             2001
                                                            ----                 ----             ----
                                                                         (In thousands)
Supplemental disclosure of cash flow information:
     Cash paid for interest                                 $ 12,166            $ 11,899        $ 10,158
                                                            ========            ========        ========
     Cash paid for income taxes                             $  2,214            $    789        $  2,992
                                                            ========            ========        ========
     Pasta brands acquired in exchange for
     common stock                                           $ 5,000               $ --          $ 20,600
                                                            =======             ========        ========

9.       Stock Repurchase Plan

         In November 2002, the Company's Board of Directors authorized up to $20 million to implement a common stock repurchase plan. The Company purchased
366,398 shares for $12,119,000, at prices ranging from $32.52 to $34.45 per share during the year ended October 3, 2003.

         During the year ended September 28, 2001, the Company purchased 154,849 shares for $3,032,000, at $19.58 per share.

         Total shares held in treasury as of October 3, 2003 and September 27,
2002 were 2,023,118 and 1,654,981, respectively.

10.      Board of Directors Remuneration Policy

         The Company provides outside directors with an annual retainer amount in common stock equal to $20,000 per director, as well as a cash payment of
$5,000. The issuance occurs immediately following the annual meeting of the stockholders. These shares are not registered and are restricted for a twelve-month period.

11.      Unearned Compensation

         During the years ended October 3, 2003 and September 27, 2002, the
Company issued 13,000 and 20,629 shares of restricted stock to certain officers of the Company. The Company recorded the fair value of the awards at the market price on the grant date. The value of the awards was recorded as unearned compensation. The awards contained either a cliff or straight line vesting provision and therefore expense will be recognized on a straight-line basis over the vesting period. The unearned compensation is classified as a reduction to stockholder's equity in the accompanying consolidated balance sheet at October
3, 2003.

12.      Stockholder Rights Plans

         On December 3, 1998, The Company's Board of Directors adopted a
Stockholder Rights Plan. Under the Plan, each common stockholder at the close of business on December 16, 1998 received a dividend of one right for each share of
Class A Common Stock held. Each right entitles the holder to purchase from the
Company one one-hundredth of a share of a new series of participating Preferred
Stock at an initial purchase price of $110.00. The rights will become exercisable and will detach from the Common Stock a specified period of time after any person has become the beneficial owner of 15% (20% if an institutional investor) or more of the Company's Common Stock or commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% (20% if an institutional investor) or more of the Common
Stock. When exercisable, each right will entitle the holder, other than the acquiring person, to purchase for the purchase price the Company's Common Stock having a value of twice the purchase price.

         If, following an acquisition of 15% (20% if an institutional investor)
or more of the Company's Common Stock, the Company is involved in certain mergers or other business combinations or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase for the purchase price common stock of the other party to such transaction having a value of twice the purchase price.

         At any time after a person has acquired 15% (20% if an institutional investor) or more (but before any person has acquired more than 50%) of the
Company's Common Stock, the Company may exchange all or part of the rights for shares of Common Stock at an exchange ratio of one share of Common Stock per right.

         The Company may redeem the rights at a price of $.01 per right at any time prior to a specified period of time after a person has become the beneficial owner of 15% (20% if an institutional investor) or more of its Common
Stock. The rights will expire on December 16, 2008, unless earlier exchanged or redeemed.

13.      Quarterly Financial Data - Unaudited

  (In thousands, except per share data)

                                              First               Second              Third              Fourth
                                             Quarter              Quarter            Quarter             Quarter
                                             -------              -------            -------             -------
Year ended October 3, 2003
     Revenues                               $ 107,036          $ 110,652           $ 104,302            $116,854
     Gross profit                              33,577             35,281              36,441              38,431
     Operating profit                          15,744             15,482              20,740              22,029
     Net income                                 8,923              8,870              12,034              12,806
     Basic net income per
         common share                            0.50               0.50                0.67                0.71
     Net income per common share
         --assuming dilution                     0.49               0.48                0.65                0.69

Year ended September 27, 2002
     Revenues                                $ 92,003           $ 94,843            $ 91,773            $102,180
     Gross profit                              32,844             33,717              32,490              32,748
     Operating profit                          16,071             17,663              18,838              19,413
     Net income                                 8,852             10,059              11,007              11,381
     Basic net income per
         common share                            0.50               0.56                0.61                0.63
     Net income per common share
         --assuming dilution                     0.48               0.54                0.59                0.61

         The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         As of the end of the period, Mr. Webster, our CEO, and Mr. Schmidgall, our CFO, evaluated our disclosure controls and procedures and, based on this evaluation, concluded that the Company's disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the required time periods. There have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

         AIPC has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General
Instruction G(3) to Form 10-K. AIPC's definitive proxy statement for the 2004
Annual Meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after October 3, 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors of the Company

         The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Three Directors" and "The Board of
Directors" in our Definitive Proxy Statement is incorporated herein by reference in partial response to this Item 10.

         The information set forth under the heading "The Board of Directors" in our Definitive Proxy Statement regarding our audit committee financial expert is incorporated herein by reference in partial response to this Item 10.

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

         The information set forth in response to Item 405 of Regulation S-K under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in
our Definitive Proxy Statement is incorporated herein by reference in partial response to this Item 10.

         (c)      Code of Ethics

         We are in the process of finalizing our Code of Ethics (the "Code").
The Code will be adopted by the date of our 2004 Annual Meeting of Stockholders and will be applicable to all directors and employees. The Code will be posted on our website at http://www.aipc.com. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth in response to Item 402 of Regulation S-K under "Management Compensation" and the subheading "Compensation of Directors"
under "The Board of Directors" in our Definitive Proxy Statement, (other than
The Compensation Committee Report on Executive Compensation) is incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth in response to Item 201(d) (Equity
Compensation Plan table) under the subheading "Equity Compensation Plan
Information" under the heading "Management Compensation" and in response to Item
403 of Regulation S-K under the headings "Stock Owned Beneficially by Directors,
Nominees and Certain Executive Officers" and "Principal Stockholders" in our
Definitive Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Relationships and Related Transactions" in our
Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this Item 14 regarding information with respect to principal accountant fees and services under the subheading "Fees and
Services of Ernst & Young LLP" under the heading "Proposal 3 - Ratification of the Board of Directors Selection of Independent Auditors" in our Definitive
Proxy Statement is incorporated by reference in response to this Item 14.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following items are filed as a part of the report:

          1.   The Company's consolidated financial statements prepared in accordance with Regulation S-X, including the consolidated statements of income, cash flows, stockholders' equity, and comprehensive income for the three fiscal periods ended October
               3, 2003, September 27, 2002, and September 28, 2001 and the
               consolidated balance sheets as of October 3, 2003 and September
               27, 2002, and related notes and the independent auditor's report thereon are included under Item 8 of this Annual Report.

          2.   Valuation and Qualifying Accounts Schedule. Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because
               equivalent information has been included in the financial
               statements, the notes thereto or elsewhere herein.

          3.   The list of exhibits following the signature page of this Annual
               Report is incorporated by reference herein in partial response to this Item.

         (b) Reports on Form 8-K.

          We furnished a report on Form 8-K on July 31, 2003 announcing third quarter earnings.

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

                                     AMERICAN ITALIAN PASTA COMPANY

                                     By: /s/ Timothy S. Webster
                                         ---------------------------------------
                                         Timothy S. Webster
                                         President and Chief Executive Officer

Date December 29, 2003

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

/s/ Horst W. Schroeder                 Chairman of the                 December 29, 2003
------------------------------------   Board of Directors

/s/ Timothy S. Webster                 President, Chief                December 29, 2003
------------------------------------   Executive Officer
                                       and Director
                                       (Principal Executive Officer)

/s/ Warren B. Schmidgall               Executive Vice                  December 29, 2003
------------------------------------   President-Chief Financial
                                       Officer, (Principal Financial
                                       and Accounting Officer)

/s/ Robert H. Niehaus                  Director                        December 29, 2003
------------------------------------

/s/ Richard C. Thompson                Director                        December 29, 2003
------------------------------------

/s/ Jonathan E. Baum                   Director                        December 29, 2003
------------------------------------

/s/ Tim M. Pollak                      Director                        December 29, 2003
------------------------------------

/s/ Mark C. Demetree                   Director                        December 29, 2003
------------------------------------

/s/ William R. Patterson               Director                        December 29, 2003
------------------------------------

/s/ James A. Heeter                    Director                        December 29, 2003
------------------------------------

/s/ Terence C. O'Brien                 Director                        December 29, 2003
------------------------------------

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
            PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
        HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Not applicable.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         AMERICAN ITALIAN PASTA COMPANY

                                                  Balance at        Charged to Costs                              Balance at End
                 Description                  Beginning of Period     and Expenses           Deductions             of Period
                                              -------------------   ----------------         ----------             ---------
Year Ended October 3, 2003:
   Deducted from asset accounts:
      Allowance for doubtful accounts             $1,054,000            $625,000             $126,000(1)            $1,553,000
      Allowance for obsolete inventory               861,000           1,146,000              609,000(2)             1,399,000
                                                  ----------         -----------             --------               ----------
                                        Total     $1,915,000          $1,771,000             $734,000               $2,952,000
                                                  ===========        ===========             ========               ==========
Year Ended September 27, 2002:
   Deducted from asset accounts:
      Allowance for doubtful accounts               $847,000            $295,000              $88,000(1)            $1,054,000
      Allowance for obsolete inventory               585,000             404,000              128,000(2)               861,000
                                                  ----------          ----------            ---------               ----------
                                        Total     $1,432,000            $699,000            $ 216,000               $1,915,000
                                                  ==========          ==========            =========               ==========
Year Ended September 28, 2001:
   Deducted from asset accounts:
      Allowance for doubtful accounts               $178,000            $669,000                $ -0-(1)              $847,000
      Allowance for obsolete inventory               479,000             291,000              185,000(2)               585,000
                                                    --------             -------            ---------               ----------
                                        Total       $657,000            $960,000             $185,000               $1,432,000
                                                    ========            =========            ========               ==========

     (1)  Uncollectible accounts written off, net of recoveries.

     (2)  Damaged and obsolete inventory written off.

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
                           herein as Exhibit 4.9.

                 4.10      Certificate and First Amendment to Rights Agreement,
                           which is attached as Exhibit 4 to the Company's Form
                           8-K filed on January 6, 2003, is incorporated by
                           reference herein as Exhibit 4.10.

                 4.11      First Amendment to the Credit Agreement, dated
                           December 12, 2002, among American Italian Pasta
                           Company, various financial institutions and Bank of
                           America, N.A. as administrative agent, which is
                           attached as Exhibit 4.2 to the Company's quarterly
                           report on Form 10-Q for the period ending December
                           30, 2002, incorporated by reference herein as Exhibit
                           4.11.

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

                  10.3         N/A

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

                  10.6.1*      N/A

                  10.6.2*      N/A

                  10.7.1*      Employment Agreement dated September 1, 2002
                               between the Company and David E. Watson, which is
                               attached as Exhibit 10.7.1 to the Company's Form
                               10-K for the period ending September 30, 2002 is
                               incorporated by reference herein as Exhibit
                               10.7.1.

                  10.7.2       N/A

                  10.8.1       N/A

                  10.8.2       N/A

                  10.9.1*      Employment Agreement dated September 1, 2002
                               between the Company and David B. Potter, which is
                               attached as Exhibit 10.9.1 to the Company's Form
                               10-K for the period ending September 30, 2002 is
                               incorporated by reference herein as Exhibit
                               10.9.1.

                  10.9.2       N/A

                  10.9.3       N/A

                  10.10*       Employment Agreement dated September 1, 2002
                               between the Company and Warren B. Schmidgall,
                               which is attached as Exhibit 10.10 to the
                               Company's Form 10-K for the period ending
                               September 30, 2002 is incorporated by reference
                               herein as Exhibit 10.10.

                  10.11        Letter Agreement between the Registrant and HWS &
                               Associates, Inc. dated October 1, 1999, which is
                               attached as Exhibit 10.6 to the Company's Current
                               Report on Form 8-K (Commission File no.
                               001-13403), dated November 17, 1999, is
                               incorporated by reference herein as Exhibit
                               10.11.

                  10.12        N/A

                  10.13*       Employment Agreement dated September 1, 2002
                               between the Company and Walter George, which is
                               attached as Exhibit 10.13 to the Company's Form
                               10-K for the period ending September 30, 2002 is
                               incorporated by reference herein as Exhibit
                               10.13.

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

                  10.20        N/A

                  10.21        N/A

                  10.22        Flour Purchase Agreement by and between American
                               Italian Pasta Company and Bay State Milling
                               Company dated August 7, 2002, which is attached
                               as Exhibit 10.22 to the Company's Form 10-K for
                               the period ending September 30, 2002 is
                               incorporated by reference herein as Exhibit
                               10.22. (We have omitted certain information from
                               the Agreement and filed it separately with the
                               Securities and Exchange Commission pursuant to
                               our request for confidential treatment under Rule
                               24b-2. We have identified the omitted
                               confidential information by the following
                               statement, "Confidential portions of material
                               have been omitted and filed separately with the
                               Securities and Exchange Commission," as indicated
                               throughout the document with an asterisk in
                               brackets ([*])).

                  10.23*       Employment Agreement dated September 1, 2002
                               between the Company and Jerry H. Dear, which is
                               attached as Exhibit 10.23 to the Company's Form
                               10-K for the period ending September 30, 2002 is
                               incorporated by reference herein as Exhibit
                               10.23.

                  10.24*       N/A

                  10.25*       Form of Restricted Stock Agreement for Restricted
                               Stock Awards granted pursuant to the Company's
                               2000 Equity Incentive Plan, which is attached as
                               Exhibit 10.25 to the Company's Form 10-K for the
                               period ending September 30, 2002 is incorporated
                               by reference herein as Exhibit 10.25.

                  10.26        Asset Purchase Agreement, dated September 30,
                               2002, among American Italian Pasta Company, Gooch
                               Foods, Inc. and Archer-Daniels-Midland Company,
                               which is attached as Exhibit 10.1 to the
                               Company's quarterly report on Form 10-Q for the
                               period ending December 30, 2002 is incorporated
                               by reference herein as Exhibit 10.26.

                  10.27        Employment Agreement by and between American
                               Italian Pasta Company and Horst W. Schroeder
                               dated January 14, 2003, which is attached as
                               Exhibit 10.1 to the Company's quarterly report on
                               Form 10-Q for the period ending March 31, 2003,
                               is incorporated by reference herein as Exhibit
                               10.27.

                  10.28        Asset Purchase and Sale Agreement by and among
                               American Italian Pasta Company, PepsiCo Puerto
                               Rico, Inc. and Golden Grain Company dated January
                               28, 2003, which is attached as Exhibit 10.2 to
                               the Company's quarterly report on Form 10-Q for
                               the period ending March 31, 2003, is incorporated
                               by reference herein as Exhibit 10.28.

                  10.29        Asset Purchase Agreement by and between American
                               Italian Pasta Company, Mrs. Leeper's, Inc. and
                               Edwin J. Muscat and Michelle M. Muscat dated
                               February 27, 2003, which is attached as Exhibit
                               10.3 to the Company's quarterly report on Form
                               10-Q for the period ending March 31, 2003, is
                               incorporated by reference herein as Exhibit
                               10.29.
                  10.30        Form of Stock Option Award Agreement for Stock
                               Option Awards Pursuant to the Company's 2000
                               Equity Incentive Plan, which is attached as
                               Exhibit 10.4 to the Company's quarterly report on
                               Form 10-Q for the period ending March 31, 2003,
                               is incorporated by reference herein as Exhibit
                               10.30.

                  10.31        Second Amended and Restated  Supply  Agreement by
                               and between AIPC Sales Co. and Sysco  Corporation
                               dated July 1, 2003.  (We have omitted  certain
                               information  from the  Agreement and filed
                               it separately  with the Securities and Exchange
                               Commission  pursuant to our request for
                               confidential  treatment  under  Rule 24b -2.
                               We have  identified  the  omitted confidential
                               information  by the  following  statement,
                               "Confidential  portions of material have been
                               omitted and filed  separately  with the  Securities
                               and Exchange Commission,"  as  indicated  throughout
                               the  document  with an asterisk in brackets
                               ([*]),  which is attached as Exhibit 10.0 to the
                               Company's  quarterly report on Form 10-Q for the
                               period  ending  June 30,  2003,  incorporated  by
                               reference  herein as Exhibit 10.31.

                10.32          Employment Agreement dated August 25, 2003,
                               between the Company and Daniel W. Trott.

21                Subsidiaries of the registrant

                  List of subsidiaries is attached hereto as Exhibit 21.

23                Consent of Ernst & Young LLP

24       Power of Attorney

         The power of attorney is set forth on the signature page of this
         Annual Report.

31.1     Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.      Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99       None

* Represents a management contract or a compensatory plan or arrangement.

