Form 10-Q
period 2004-02-02
AMERICAN ITALIAN PASTA CO
filed 2004-02-17
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

                      For the period ended: January 2, 2004

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

     Indicate  by check mark  whether the  Registrant  has (1) filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The  number  of  shares   outstanding  as  of  February  10,  2004  of  the
Registrant's  Class A Common  Stock  was  17,992,438  and  there  were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                          Quarter Ended January 2, 2004

                                Table of Contents

Part I - Financial Information                                            Page

     Item 1.  Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets at January 2, 2004
              and October 3, 2003.                                          3

              Consolidated Statements of Income for the three
              months ended January 2, 2004 and January 3, 2003.             4

              Consolidated Statement of Stockholders' Equity
              for the three months ended January 2, 2004.                   5

              Consolidated Statements of Comprehensive Income
              for the three months ended January 2, 2004
              and January 3, 2003.                                          6

              Consolidated Statements of Cash Flows for the
              three months ended January 2, 2004 and
              January 3, 2003.                                              7

              Notes to Consolidated Financial Statements                 8-10

     Item 2.  Management's Discussion and Analysis of                   10-16
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About            16-17
              Market Risk

     Item 4.  Controls and Procedures                                      17

Part II - Other Information

     Item 1.  Legal Proceedings                                            17

     Item 2.  Changes in Securities                                        17

     Item 3.  Defaults Upon Senior Securities                              17

     Item 4.  Submission of Matters to a Vote of Security Holders          17

     Item 5.  Other Information                                            17

     Item 6.  Exhibits and Reports on Form 8-K                             18

Signature Page                                                             19

                         AMERICAN ITALIAN PASTA COMPANY

                           Consolidated Balance Sheets

                                                     January 2,      October 3,
                                                        2004            2003

                                                           (In thousands)
Assets                                              (Unaudited)
Current assets:
   Cash and temporary investments                      $5,315          $6,465
   Trade and other receivables                         47,851          51,730
   Prepaid expenses and deposits                       14,082          12,692
   Inventory                                           82,970          78,760
   Deferred income taxes                                2,435           2,435
                                                      -------         -------
Total current assets                                  152,653         152,082
Property, plant and equipment:
   Land and improvements                               15,062          14,867
   Buildings                                          133,828         132,035
   Plant and mill equipment                           372,272         355,767
   Furniture, fixtures and equipment                   25,967          25,266
                                                      -------         -------
                                                      547,129         527,935
   Accumulated depreciation                          (129,168)       (122,811)
                                                     --------        --------
                                                      417,961         405,124
   Construction in progress                            12,235          18,996
                                                      -------         -------
Total property, plant and equipment                   430,196         424,120
Brands and trademarks                                 186,767         186,147
Other assets                                            8,177           8,146
                                                     --------        --------
Total assets                                         $777,793        $770,495
                                                     ========        ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                   $34,691         $42,416
   Accrued expenses                                    18,880          18,480
   Income tax payable                                     744           1,096
   Current maturities of long-term debt                 5,209           2,554
Total current liabilities                              59,524          64,546
Long-term debt                                        297,365         300,778
Deferred income taxes                                  64,532          61,666
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares - 10,000,000                       --              --
      Issued and outstanding shares - none
   Class A common stock, $.001 par value:
      Authorized shares - 75,000,000                       20              20
      Issued and  outstanding  shares - 20,075,579 and
      18,052,461 at January 2, 2004 and 20,063,827 and
      18,040,709 at October 3, 2003
   Class B common stock, $.001 par value:
      Authorized shares - 25,000,000                       --              --
      Issued and outstanding shares - none
   Additional paid-in capital                         227,575         227,234
   Treasury stock                                     (46,585)        (46,585)
   Unearned compensation                                 (795)           (891)
   Retained earnings                                  172,622         164,495
   Accumulated other comprehensive gain/loss            3,535            (768)
                                                     --------        --------
Total stockholders' equity                            356,372         343,505
                                                     --------        --------
Total liabilities and stockholders' equity           $777,793        $770,495
                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                        Three Months Ended
                                                   January 2,         January 3,
                                                      2004               2003
                                                           (In thousands)
                                                             (Unaudited)

Revenues                                            $101,599           $107,036
Cost of goods sold                                    69,745             73,459
                                                    --------           --------
Gross profit                                          31,854             33,577
Selling and marketing expense                         13,578             13,593
General and administrative expense                     3,249              2,812
Provision for acquisition and start-up expenses           --              1,428
                                                    --------           --------
Operating profit                                      15,027             15,744
Interest expense, net                                  2,897              2,427
                                                    --------           --------
Income before income tax expense                      12,130             13,317
Income tax expense                                     4,003              4,394
                                                    --------           --------
Net income                                          $  8,127           $  8,923
                                                    ========           ========

Earnings Per Common Share:
    Net income per common share                     $    .45           $    .50
                                                    ========           ========

    Weighted-average common shares outstanding        18,046             17,831
                                                    ========           ========

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution   $    .44           $    .49
                                                    ========           ========

    Weighted-average common shares outstanding        18,641             18,397
                                                    ========           ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statement of Stockholders' Equity

                                                             Three months ended
                                                               January 2, 2004
                                                            --------------------
                                                               (In thousands)
                                                                 (unaudited)
Class A Common Shares
  Balance, beginning of period                                        20,064
  Issuance of shares of Class A Common stock through option
   exercises & other issuances                                            12
                                                                    --------
  Balance, end of period                                              20,076
                                                                    ========

Class A Common Stock
  Balance, beginning and end of period                              $     20
                                                                    ========

Additional Paid-in Capital
  Balance, beginning of period                                      $227,234
  Issuance of shares of Class A Common stock through option
   exercises & other issuances                                           276
  Tax benefit from stock compensation                                     65
                                                                    --------
  Balance, end of period                                            $227,575
                                                                    ========

Treasury Stock
  Balance, beginning and end of period                              $(46,585)
                                                                    ========

Unearned Compensation
  Balance, beginning of period                                      $   (891)
  Earned compensation                                                     96
                                                                    --------
  Balance, end of period                                            $   (795)
                                                                    ========

Other Comprehensive Income
  Foreign currency translation adjustment
   Balance, beginning of period                                     $  1,751
   Change during the period                                            3,303
                                                                    --------
   Balance, end of period                                              5,054
                                                                    --------

  Interest rate swaps fair value adjustment
   Balance, beginning of period                                       (2,519)
   Change during the period                                            1,000
                                                                    --------
   Balance, end of period                                             (1,519)
                                                                    --------

  Total accumulated other comprehensive gain                        $  3,535
                                                                    ========

Retained Earnings
  Balance, beginning of period                                      $164,495
  Net income                                                           8,127
                                                                    --------
  Balance, end of period                                             172,622
                                                                    --------

Total Stockholders' Equity                                          $356,372
                                                                    ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                         Three months ended
                                                     January 2,       January 3,
                                                        2004             2003
                                                           (In thousands)
                                                             (unaudited)

Net income                                             $ 8,127         $ 8,923

Other comprehensive income

  Net unrealized gains (losses) on
  qualifying cash flow hedges (net of
  income tax benefit (expense) of ($493)
  and $356, respectively)                                1,000            (726)

  Foreign currency translation adjustment
  (net of income tax benefit (expense) of
  ($1,626) and ($667), respectively)                     3,303           1,355
                                                       -------         -------

  Total other comprehensive income                       4,303             629
                                                       -------         -------

  Comprehensive income                                 $12,430         $ 9,552
                                                       =======         =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                          Three Months Ended
                                                      January 2,      January 3,
                                                         2004            2003
                                                            (In thousands)
                                                              (Unaudited)
Operating activities:
Net income                                             $ 8,127         $ 8,923
Adjustments to reconcile net income to net cash
provided by operations:
    Depreciation and amortization                        6,471           5,781
    Deferred income tax expense                          4,675           3,423
    Changes in operating assets and liabilities:
        Trade and other receivables                      4,313           3,104
        Prepaid expenses and deposits                   (1,764)         (1,615)
        Inventory                                       (3,894)         (3,370)
        Accounts payable and accrued expenses           (5,951)         11,654
        Income tax payable                              (1,070)           (737)
        Other                                              278          (1,448)
                                                       -------         -------
Net cash provided by operating activities               11,185          25,715

Investing activities:
Purchase of pasta brands                                  (992)         (6,877)
Additions to property, plant and equipment              (8,703)        (15,368)
                                                       -------         -------
Net cash used in investing activities                   (9,695)        (22,245)

Financing activities:
Additions to deferred debt issuance costs                  (50)         (1,106)
Proceeds from issuance of debt                              --           8,020
Principal payments on debt and capital lease
   obligations                                          (2,781)         (4,485)
Proceeds from issuance of common stock, net of
   issuance costs                                          276             122
Purchase of treasury stock                                  --         (10,633)
                                                       -------         -------
Net cash used in financing activities                   (2,555)         (8,082)

Effect of exchange rate changes on cash                    (85)            354
                                                       -------         -------

Net decrease in cash and temporary investments          (1,150)         (4,258)

Cash and temporary investments at beginning of period    6,465           8,247
                                                       -------         -------
Cash and temporary investments at end of period        $ 5,315         $ 3,989
                                                       =======         =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

                                 January 2, 2004

1.  Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions to Form 10-Q and Article 10 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating  results for the  three-month  period ended January 2,
2004 are not necessarily  indicative of the results that may be expected for the year ended October 1, 2004. For further  information,  refer to the consolidated financial  statements  and footnotes  thereto  included in the Company's  Annual
Report on Form 10-K for the year ended October 3, 2003.

American  Italian  Pasta  Company  (the  "Company"  or "AIPC") uses a 52/53 week financial  reporting  cycle with a fiscal  year which ends on the last Friday of
September  or the first  Friday of October.  The  Company's  first three  fiscal quarters end on the Friday last preceding  December 31, March 31, and June 30 or the first Friday of the  following  month.  For purposes of this Form 10-Q,  the first fiscal quarter of fiscal year 2004 included thirteen weeks of activity and fiscal year 2003 included fourteen weeks of activity.

Inventories

Inventories are stated using product specific  standard costs which  approximate the lower of cost, determined on a first-in,  first-out (FIFO) basis, or market.
Inventories consist of the following:

                                                      January 2,      October 3,
                                                         2004            2003
                                                           (In thousands)
   Finished goods                                      $70,015         $65,024
   Raw materials, packaging materials and
     work-in-process                                    12,955          13,736
                                                        ------          ------
                                                       $82,970         $78,760
                                                       =======         =======

2.  Stock Options/Earnings Per Share

A summary of the Company's stock option activity:

                                                Number of Shares
    Outstanding at October 3, 2003                 2,793,593
       Exercised                                      (9,351)
       Granted                                         1,500
       Canceled/Expired                              (82,340)
                                                     -------
    Outstanding at January 2, 2004                 2,703,402
                                                   =========

Dilutive  securities,  consisting of options to purchase the  Company's  Class A common stock,  included in the  calculation of diluted  weighted  average common shares were 595,000 shares for the three-month  period ended January 2, 2004 and
566,000 shares for the three-month period ended January 3, 2003.

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

                                                 Three months ended
                                             January 2,       January 3,
                                                2004             2003

Net income, as reported                        $8,127           $8,923
Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value based method
   for all awards, net of
   related tax effects                           (991)          (1,453)
                                               ------           ------

Pro forma net income                           $7,136           $7,470
                                               ======           ======

Earnings per share:
     Basic - as reported                       $  .45           $  .50
                                               ======           ======
     Basic - pro forma                         $  .40           $  .42
                                               ======           ======

     Diluted - as reported                     $  .44           $  .49
                                               ======           ======
     Diluted - pro forma                       $  .38           $  .41
                                               ======           ======

3.  Continued Dumping and Subsidy Offset Act of 2000

On October 28, 2000,  the U.S.  government  enacted the  "Continued  Dumping and
Subsidy   Offset  Act  of  2000"  (the  "Act")  which   provides  that  assessed
anti-dumping  and subsidy duties  liquidated by the Department of Commerce after
October 1, 2000 will be distributed to affected domestic producers.  In December
2002,  AIPC  received  payment from the  Department of Commerce in the amount of
$2.4 million, as the Company's  calculated share, based on tariffs liquidated by the government from October 1, 2001 to September 30, 2002 on Italian and Turkish
imported  pasta.  The Company  did not receive a refund in the first  quarter of fiscal year 2004.

According to Congressional documents,  these payments to affected U.S. producers are for the purpose of maintaining  jobs and investments  that might be affected through  unfair trade  practices,  and to offset  revenues lost through  foreign companies' dumping practices and foreign governments'  subsidy practices.  There are no specific requirements on how the funds are to be used.

It is the Company's  understanding  that overpayments  under this program may be recovered by U.S.  Customs for a number of reasons up to one year after  payment is made. In fiscal 2003, the Company  recognized  the receipts  ratably over the year.  In fiscal  2004,  the Company  will  recognize  the revenue in the period received.

The legislation  creating the dumping and subsidy offset payment (referred to as the Byrd  Amendment)  provides  for annual  payments  from the U.S.  government.
However it is not possible to reasonably  estimate the potential amount, if any, to be received in future periods.

4.  Subsequent Events

On January 5, 2004, the Company  repurchased  the shares issued  pursuant to the
Mrs. Leeper's Specialty Pasta acquisition and agreed to pay an amount in lieu of the  scheduled  cash earn out tied to sales and profit  growth over the next two years.

On  January  12,  2004,  the  Company  announced  that the  Board  of  Directors authorized the payment of a quarterly dividend of 18.75 cents per share, payable to shareholders of record as of March 19, 2004, to be paid on April 5, 2004.

On January 16, 2004, the Company  completed an amendment to its revolving credit facility.  The  amendment  increases the  permitted  restricted  payments in the agreement to $40 million  plus 25% of  consolidated  net income,  and allows the
Company to pay dividends as announced.  In addition,  the amendment  revised the maximum  leverage  ratios  allowable under the original  credit  agreement.  The original  terms of the  facility,  other  than  those  addressed  above,  remain generally the same.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

The  discussion  set forth below,  as well as other  portions of this  Quarterly
Report,   contains   statements   concerning   potential  future  events.   Such
forward-looking  statements are based upon assumptions by our management,  as of the  date of this  Quarterly  Report,  including  assumptions  about  risks  and
uncertainties  faced  by  AIPC.  Readers  can  identify  these   forward-looking
statements  by their use of such  verbs as  expects,  anticipates,  believes  or similar verbs or conjugations  of such verbs.  If any of our  assumptions  prove incorrect or should unanticipated  circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences  could be caused by a number of  factors or  combination  of factors including,  but not limited to, those factors identified in our Annual Report on
Form  10-K  dated  December  30,  2003.  That  report  has been  filed  with the
Securities  and  Exchange   Commission  (the  "SEC"  or  the   "Commission")  in
Washington,  D.C. and can be obtained by contacting  the SEC's public  reference operations  or  obtaining it through the SEC's web site on the World Wide Web at
http://www.sec.gov.  Readers are strongly  encouraged to consider  those factors when  evaluating  any such  forward-looking  statement.  We will not  update any forward-looking  statements in this Quarterly Report to reflect future events or developments.

Results of Operations

Overview

We believe we are the  largest  producer  and one of the  fastest-growing  major marketers of dry pasta in North America. We began operations in 1988. We believe our singular  focus on pasta,  our  vertically-integrated  facilities and highly efficient  production  facilities  focused primarily on specific market segments and our highly skilled  workforce makes us a more efficient  company and enables us to produce  high-quality pasta at very competitive costs. We believe that the combination of our low cost structure, the addition of several new brands to our portfolio of brands,  our scalable  production  facilities  and our key customer relationships create opportunity for continued growth.

We generate revenues in two customer markets:  retail and institutional.  Retail market  revenues  include  the  revenues  from  sales of our pasta  products  to customers who resell the pasta in retail  channels.  These revenues  represented
73.8% and 75.9% of our total  revenue for the three months ended January 2, 2004 and January 3, 2003, respectively,  and include sales to club stores and grocery retailers,  and  encompass  sales of our  private  label and  branded  products.
Institutional  market revenues  include revenues from product sales to customers who use our pasta as an  ingredient  in food products or who resell our pasta in the foodservice  market. It also includes revenues from  opportunistic  sales to government  agencies  and  other  customers  that we  pursue  periodically  when capacity is available to increase  production  volumes and thereby lower average unit costs. The  institutional  market  represented 26.2% and 24.1% of our total revenue  for the three  months  ended  January  2,  2004 and  January  3,  2003, respectively.

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

We seek to develop strategic  customer  relationships with food industry leaders that have substantial pasta  requirements.  We have a long-term supply agreement through December 31, 2006 with Sysco, and other similar  arrangements  with food industry  leaders,  such as Sam's Club, that provide for the  "pass-through"  of direct  material  cost changes as pricing  adjustments.  The  pass-throughs  are generally limited to actual changes in cost and, as a result,  impact percentage profitability  in periods of changing costs and prices.  The  pass-throughs  are generally  effective  30 to 90 days  following  such cost  changes  and  thereby significantly  reduce the  long-term  exposure of our  operating  results to the volatility of raw material costs. These  pass-through  arrangements also require us to pass on the benefits of any price decrease in raw material costs.

Our  cost  of  goods  sold  consists  primarily  of  raw  materials,  packaging, manufacturing  (including  depreciation)  and distribution  costs. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and,  consequently,  those  purchases are subject to fluctuations in
cost.   We  manage  our  durum  wheat  cost  risk   through   durum  wheat  cost
"pass-through"  agreements  in  long-term  contracts  and  other  noncontractual arrangements  with  our  customers  as  mentioned  above  and  advance  purchase contracts for durum wheat which are generally less than twelve months' duration.

Our capital asset strategy is to achieve  low-cost  production  through vertical
integration  and  investment  in  the  most  current   pasta-making  assets  and
technologies.  The manufacturing- and  distribution-related  capital assets that have been or will be acquired to support  this  strategy  are  depreciated  over their respective economic lives. Because of the capital-intensive  nature of our business and our current and future  facilities  expansion plans, we believe our depreciation  expense for production and distribution  assets may be higher than that  of  many  of our  competitors.  Depreciation  expense  is a  component  of inventory  cost and cost of goods sold.  Plant  expansion  and/or plant start-up costs include  incremental  direct and indirect  manufacturing  and distribution costs that are incurred as a result of construction,  commissioning and start-up of new  manufacturing  capacity.  These costs are  expensed as incurred  but are unrelated to current production and, therefore, reported as a separate line item in the statement of operations when incurred. By locating our newest facility in
Arizona  closer to our  western  U.S.  customers,  we believe  we will  generate significant  logistical  savings and provide  superior service to our west coast customers,  while creating  additional  capacity to support the continued  rapid growth of our business sourced from our existing plants.  We believe adding this strategic location will further enhance our low-cost producer  leadership in the industry.

Selling and marketing  costs increased  substantially  in both fiscal years 2002 and 2001, in line with the significant  expansion of our retail business.  These costs constituted 13.4% and 12.7% of revenues for the three months ended January
2, 2004 and January 3, 2003.

In November 2000, we purchased the Mueller's(R) pasta brand and in July 2001, we purchased  seven pasta brands from Borden Foods. In September 2002, we purchased the Lensi brand,  and in October  2002, we purchased the Martha Gooch and LaRosa brands. In addition,  we purchased the Golden Grain/Mission pasta brand and Mrs.
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

United  States.  As  discussed  in Note 1 to our  October  3, 2003  consolidated financial statements, the preparation of financial statements in conformity with accounting  principles  generally  accepted in the United  States  requires  our management to make estimates and assumptions that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and  reported  amounts of  revenues  and expenses  during the reporting  periods.  On an ongoing  basis,  our  management evaluates its estimates and judgments, including those related to the impairment of  intangible  assets,  the method of  accounting  for stock  options,  and the estimates used to record allowance for doubtful  accounts and  derivatives.  Our management  bases its  estimates  and  judgments on its  substantial  historical experience and other relevant  factors,  the results of which form the basis for making  judgments about the carrying  values of assets and liabilities  that are not  readily  apparent  from other  sources.  See Note 1 to our  October 3, 2003 consolidated  financial  statements  for a complete  listing of our  significant accounting policies. Our most critical accounting policies are described below.

Impairment  Testing of  Intangible  Assets.  In  accordance  with  Statement  of
Financial  Accounting  Standards (SFAS) No. 142,  "Goodwill and Other Intangible
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

Pro forma information regarding net income and earnings per share is required by
SFAS No. 123 and has been  determined  as if we had  accounted  for our employee stock  options  under the fair value  method of SFAS No. 123. The fair value for these  options was estimated at the date of grant using a  Black-Scholes  option
pricing  model  with  the  following  weighted-average  assumptions:   risk-free
interest  rate of 1.33% for  fiscal  2003 and 2004;  dividend  yield of zero for fiscal 2003 and 2% for fiscal 2004; a volatility  factor of the expected  market price of our  common  stock of .354 for  fiscal  2003  and  fiscal  2004;  and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options,  which have no vesting  restrictions and are fully transferable.  In addition,  option valuation models require the input of highly subjective  assumptions  including the expected stock price volatility.  Because our employee  stock options have  characteristics  significantly  different from those traded options,  and because changes in the subjective  input  assumptions can materially  affect the fair value  estimate,  in management's  opinion,  the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Accounts Receivable - Significant  Customers.  We generate  approximately 25% of
our  revenues  and   corresponding   accounts   receivable  from  sales  to  two
multi-national  customers.  If  our  primary  customers  experience  significant adverse  conditions in their  industry or  operations,  our customers may not be able to meet  their  ongoing

financial  obligations  to us for  prior  sales  or  complete  the  purchase  of additional  products  from us under the terms of our existing  purchase and sale commitments.

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

QUARTER ENDED JANUARY 2, 2004, COMPARED TO QUARTER ENDED JANUARY 3, 2003

Revenues.  Total revenues decreased $5.4 million, or 5.1%, to $101.6 million for the  three-month  period  ended  January 2, 2004,  from  $107.0  million for the three-

month period ended January 3, 2003.  Revenues decreased $11.0 million, or 10.3%, due to volume  shortfalls  and increased  $6.2 million,  or 5.8%,  due to higher average  selling  prices.  The  majority  of  the  volume  decrease  is due to a thirteen-week  quarter in fiscal 2004 versus a  fourteen-week  quarter in fiscal
2003. In addition,  the continued  grocery  retailer  labor  strikes,  primarily affecting high margin branded sales in  California,  reduced  revenue versus the prior  quarter  by  an  estimated  $1.0  -  $1.5  million.  Also  impacting  the comparability  of revenue is the $0.6 million  recognized  in the quarter  ended
January 3, 2003 related to the payment  received from the U.S.  government under the Continued Dumping and Subsidy Offset Act of 2000 (CDO), while no such amount was received or recognized in the quarter ended January 2, 2004.  (See note 3 to the  consolidated  financial  statements.)  Finally,  revenues  were affected by declining category sales due in part to current reduced  carbohydrate  awareness trends in the American diet.

Revenues for the Retail market decreased $6.3 million, or 7.7%, to $75.0 million for the  three-month  period ended  January 2, 2004,  from $81.3 million for the three-month period ended January 3, 2003.  Revenues decreased $13.5 million,  or
16.6%,  due to volume  shortfall and increased  $7.8  million,  or 9.6%,  due to higher  average  selling  prices.  Additionally,  as  indicated  above,  revenue declined by $0.6 million or 0.7% due to a reduction in the revenue recognized on payments received from the U.S. government under the CDO.

Revenues for the Institutional  market increased $0.8 million, or 3.3%, to $26.6 million for the three-month period ended January 2, 2004, from $25.8 million for the three-month  period ended January 3, 2003.  Revenues increased $1.0 million, or 3.7%, due to volume growth, and decreased $0.2 million,  or 0.4% due to lower average selling prices and changes in sales mix.

Gross Profit. Gross profit decreased $1.7 million, or 5.1%, to $31.9 million for the  three-month  period  ended  January 2, 2004,  from  $33.6  million  for the three-month  period ended January 3, 2003. Gross profit was impacted by a number of  factors  compared  to the  prior  year's  first  quarter;  primarily  volume challenges,  delay of the  antidumping  payment from the Department of Commerce, and higher durum costs along with certain  inflationary  cost factors,  and were offset by higher average selling prices.

Gross  profit as a  percentage  of  revenues  stayed  the same at 31.4% for both periods.

Selling and Marketing  Expense.  Selling and marketing expense was $13.6 million for both  periods.  Selling and  marketing  expense as a  percentage  of revenue increased to 13.4% for the three-month  period ended January 2, 2004, from 12.7%
for the comparable prior year period.

General  and  Administrative   Expense.   General  and  administrative  expenses
increased  $0.4  million,  or 15.5% to $3.2 million for the  three-month  period ended January 2, 2004 from $2.8 million for the three-month period ended January
3, 2003.  This is  attributable  primarily  to  increased  MIS and  organization
related  costs,  and  the  costs  associated  with  Sarbanes-Oxley   compliance,
including legal and insurance  costs.  General and  administrative  expense as a percentage  of  revenues  increased  to 3.2% for the  three-month  period  ended
January 2, 2004, from 2.6% for the comparable prior year period.

Provision  for  Acquisition  and Plant  Start-up  Expenses.  The  provision  for acquisition  and plant  start-up  expenses of $1.4 million for the quarter ended
January  3,  2003  consisted  of  incremental  costs  associated  with the brand acquisitions and plant start-up costs related to the Arizona facility.

Operating Profit.  Operating profit for the three-month  period ended January 2,
2004, was $15.0 million,  decreasing $0.7 million or 4.6% from the $15.7 million reported for the  three-month  period ended  January 3, 2003.  Operating  profit increased as a percentage  of revenues to 14.8% for the quarter ended January 2,
2004,  from 14.7% for the  quarter  ended  January  3, 2003,  as a result of the factors  discussed  above.  Included in operating  profit for the quarter  ended

January 3, 2003 is the impact of the $1.4 million charge for  incremental  costs associated with the acquisitions and plant start-up expenses discussed above.

Interest Expense.  Interest expense for the three-month  period ended January 2,
2004, was $2.9 million,  increasing  $.5 million from the $2.4 million  reported for the  three-month  period ended January 3, 2003.  The increase in interest is attributable to higher average debt and lower capitalized interest compared to a year ago when we were finishing our Tolleson facility.

Income Tax. Income tax expense for the three-month period ended January 2, 2004, was $4.0 million, decreasing $0.4 million from the $4.4 million reported for the three-month period ended January 3, 2003,  reflecting effective tax rates of 33%
in both periods.

Net Income. Net income decreased $0.8 million,  or 8.9%, to $8.1 million for the three-month  period ended January 2, 2004 from $8.9 million for the  three-month period  ended  January 3, 2003.  Included  in net income for the  quarter  ended
January 3, 2003 is the impact of the $1.4  million  ($956,000  after tax) charge for incremental costs associated with the acquisitions and plant start-up costs.

Diluted  earnings  per common  share  were  $0.44 per share for the  three-month period  ended  January 2, 2004  compared to $0.49 per share for the  three-month period ended January 3, 2003. Included in the diluted earnings per share for the quarter  ended  January  3, 2003 is the ($0.05  after  tax) per share  effect of incremental  costs related to acquisitions  and plant start-up costs. Net income as a percentage of net revenues was 8.0% versus 8.3% in the prior year.

Financial Condition and Liquidity

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and temporary investments totaled $5.3 million, and working capital totaled $93.1 million on January 2, 2004.

Our net cash  provided by operating  activities  totaled  $11.2  million for the three-month  period  ended  January 2, 2004  compared  to $25.7  million for the three-month  period ended  January 3, 2003.  This  decrease of $14.5 million was primarily due to higher working capital requirements. Cash provided by operating activities  for the quarter was  reduced by an  increase  in  inventory  of $3.9 million and a reduction in accounts  payable of $6.0  million.  The reduction in payables is related to cost reduction programs and related supplier agreements.

Cash used in investing  activities  principally relates to the purchase of pasta brands and investments in  manufacturing,  distribution,  milling and management information  system  assets.  Capital  expenditures  were $8.7  million  for the three-month  period  ended  January  2, 2004  compared  to $15.4  million in the comparable prior year period. The majority of these  expenditures  relate to our new  Arizona  manufacturing  facility.  Additionally,  we plan to spend  $11-$16 million  in the  remainder  of fiscal  year  2004,  primarily  for cost  saving, maintenance, and capacity expansion projects.

Net cash used in  financing  activities  was $2.6  million  for the  three-month period ended January 2, 2004  compared to net cash used in financing  activities of $8.1  million for the  three-month  period  ended  January 3, 2003.  The $8.0 million  borrowing in fiscal 2003 relates to the purchase of treasury  stock. We purchased  323,398 shares of Company stock for $10.6 million in the three months ended January 3, 2003.  We made  principal  payments on our  long-term  debt and capital  lease  obligations  of $2.8  million in the  three-month  period  ended
January 2, 2004 compared to $4.5 million in the comparable prior year period.

We continue to use our available credit facility as well as cash from operations
to  fund  capital   expenditures,   repayments  of  debt,  and  working  capital
requirements.  On January  12,  2004,  the Company  announced  that the Board of
Directors  authorized  the  payment of a  quarterly  dividend of 18.75 cents per share,  payable to  shareholders  of record as of March 19, 2004,  to be paid on

April 5, 2004. Thus, we expect that future cash provided by operating activities will  principally  be for  capital  expenditures,  repayments  of  indebtedness, working capital requirements and dividends.

Selected Contractual
   Obligations at
  January 2, 2004                      Payments Due by Period
                     -----------------------------------------------------------
                         Total    Less than                               After
                                    1 year     1-3 years    4-5 years    5 years
                     -----------------------------------------------------------
Long term debt         $302,461     $5,170     $297,291     $     --     $    --

Capital lease
obligations                 113         39           74           --          --

Unconditional durum
purchase obligations     17,100     17,100
                         ------     ------     --------     --------    --------
Total contractual
cash obligations       $319,674    $22,309     $297,365     $     --    $     --
                       ========    =======     ========     ========    ========

We have current  commitments  for $17.1  million in raw material  purchases  for fiscal year 2004. Additionally, we have $11-16 million in expenditures remaining under the  previously  referenced  capital  programs.  We  expect to fund  these commitments from operations and borrowing capacity under our credit facility. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available  commitment.  The facility matures on October 2,
2006.  We  anticipate  that  any  borrowing  outstanding  at that  time  will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

We believe that net cash provided by operating and financing  activities will be sufficient to meet our expected  capital and liquidity needs for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal  exposure to market risk  associated  with  financial  instruments relates to interest  rate risk  associated  with variable  rate  borrowings  and foreign  currency  exchange rate risk associated with borrowings  denominated in foreign currency. We occasionally utilize simple derivative  instruments such as interest  rate swaps to manage our mix of fixed and floating  rate debt.  We had various  fixed  interest  rate swap  agreements  with  notional  amounts of $110 million outstanding at January 2, 2004. The estimated fair value of the interest rate swap agreements of ($2.3 million) is the amount we would be required to pay to terminate the swap  agreements at January 2, 2004. If interest  rates for our long-term  debt under our credit  facility  had  averaged  10% more and the full amount  available under our credit facility had been  outstanding for the entire year, our interest  expense would have increased,  and income before taxes would have decreased by $0.6 million for the quarter ended January 2, 2004.

At January 2, 2004 we had a net investment in our Italy operations of (euro)43.7 million ($54.4 million). We hedge our net investment in our foreign subsidiaries with euro  borrowings  under our credit facility in the U.S. At October 3, 2003, long-term  debt includes  obligations  of (euro)37.5  million  ($47.0  million).
Interest  on our Euro debt is at  variable  rates and  based on  Euribor  market rates.  Changes in the U.S.  dollar  equivalent  of  euro-based  borrowings  are recorded as a component of the net  translation  adjustment in the  consolidated statement of stockholder's equity.

The  functional  currency  for  our  Italy  operations  is  the  Euro.  We  have transactional  exposure to various  other  European  currencies,  primarily  the
British  pound.  Our net exposure is  approximately  (euro)14.0  million  ($17.6 million). We occasionally use forward purchase contracts to hedge this exposure.
At January 2, 2004, we have outstanding  forward  contracts of (euro)6.0 million and (pound)1.2 million.

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

Item 5.     Other Information
-------------------------------
            Not applicable

Item 6.     Exhibits and Reports on Form 8-K
-------------------------------
            (a) Exhibits.

            10.1      Amendment to the 2000 Equity Incentive Plan.

            10.2      Consulting Agreement dated January 1, 2004 between the
                      Company and David E. Watson.

            31.1      Certification Pursuant to Section 302 of the Sarbanes-
                      Oxley Act of 2002.

            31.2      Certification Pursuant to Section 302 of the Sarbanes-
                      Oxley Act of 2002.

            32.       Certification Pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002.

            (b) Reports on Form 8-K.

                We furnished a report on Form 8-K on November 7, 2003 announcing fourth quarter earnings.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                      American Italian Pasta Company

February 10, 2004                   /s/ Timothy S. Webster
----------------------------        ------------------------------------------
Date                                Timothy S. Webster
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

February 10, 2004                   /s/ Warren B. Schmidgall
----------------------------        ------------------------------------------
Date                                Warren B. Schmidgall
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

