Form 10-Q
period 2004-04-02
AMERICAN ITALIAN PASTA CO
filed 2004-05-14
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                EXCHANGE ACT OF 1934

                        For the period ended:   April 2, 2004

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined by Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

     The number of shares  outstanding  as of May 12,  2004 of the  Registrant's
Class A  Convertible  Common  Stock  was  18,046,763  and  there  were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                           Quarter Ended April 2, 2004

                                Table of Contents

Part I - Financial Information                                              Page

     Item 1.   Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets at April 2, 2004 and
               October 3, 2003.                                                3

               Consolidated Statements of Income for the three
               months ended April 2, 2004 and April 4, 2003.                   4

               Consolidated  Statements of Income for the six
               months ended April 2, 2004 and April 4, 2003.                   5

               Consolidated Statements of Stockholders' Equity
               for the six months ended April 2, 2004.                         6

               Consolidated Statements of Comprehensive Income
               for the three months ended April 2, 2004 and
               April 4, 2003.                                                  7

               Consolidated Statements of Comprehensive Income
               for the six months ended April 2, 2004 and
               April 4, 2003.                                                  8

               Consolidated Statements of Cash Flows for the
               six months ended April 2, 2004 and April 4, 2003.               9

               Notes to Consolidated Financial Statements                     10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  12

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                    21

     Item 4.   Controls and Procedures                                        21

Part II - Other Information

     Item 1.   Legal Proceedings                                              21

     Item 2.   Changes in Securities and Use of Proceeds                      22

     Item 3.   Defaults Upon Senior Securities                                22

     Item 4.   Submission of Matters to a Vote of Security Holders            22

     Item 5.   Other Information                                              23

     Item 6.   Exhibits and Reports on Form 8-K                               23

Signature Page                                                                24

                         PART I - FINANCIAL INFORMATION
             Item 1 - Consolidated Financial Statements (Unaudited)

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets
                                                            April 2,           October 3,
                                                             2004                 2003
                                                                   (In thousands)
                                                            (Unaudited)
Assets
Current assets:
   Cash and temporary investments                           $ 6,621               $6,465
   Trade and other receivables                               49,106               51,730
   Prepaid expenses and deposits                             15,554               12,692
   Inventory                                                 87,812               78,760
   Deferred income taxes                                      2,435                2,435
                                                           --------             --------
Total current assets                                        161,528              152,082
Property, plant and equipment:
   Land and improvements                                     14,998               14,867
   Buildings                                                133,240              132,035
   Plant and mill equipment                                 379,222              355,767
   Furniture, fixtures and equipment                         28,269               25,266
                                                           --------             --------
                                                            555,729              527,935
   Accumulated depreciation                                (134,950)            (122,811)
                                                           --------             --------
                                                            420,779              405,124
   Construction in progress                                   7,064               18,996
                                                           --------             --------
Total property, plant and equipment                         427,843              424,120
Brands and trademarks                                       189,909              186,147
Other assets                                                  8,913                8,146
                                                           --------             --------
Total assets                                               $788,193             $770,495
                                                           ========             ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                        $ 32,980             $ 42,416
   Accrued expenses                                          21,012               18,480
   Income tax payable                                           269                1,096
   Current maturities of long-term debt                       4,990                2,554
                                                            -------              -------
Total current liabilities                                    59,251               64,546
Long-term debt                                              304,884              300,778
Deferred income taxes                                        68,436               61,666
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares - 10,000,000                             --                   --
      Issued and outstanding shares - none
   Class A common stock, $.001 par value:
      Authorized shares - 75,000,000                             20                   20
      Issued and outstanding shares - 20,146,595
      and 18,023,134, respectively at April 2,
      2004, and 20,063,827 and 18,040,709,
      respectively at October 3, 2003
   Class B common stock, $.001 par value:
      Authorized shares - 25,000,000                             --                   --
      Issued and outstanding shares - none
   Additional paid-in capital                               229,782              227,234
   Treasury stock                                           (51,598)             (46,585)
   Unearned compensation                                     (1,259)                (891)
   Retained earnings                                        176,804              164,495
   Accumulated other comprehensive income (loss)              1,873                 (768)
                                                            -------              -------
Total stockholders' equity                                  355,622              343,505
                                                            -------            -------
Total liabilities and stockholders' equity                 $788,193           $770,495
                                                           ========           ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                 Three Months Ended
                                                            April 2,             April 4,
                                                              2004                 2003
                                                           (In thousands, except per
                                                                    share data)
                                                                    (Unaudited)

Revenues                                                   $113,347               $110,652
Cost of goods sold                                           78,542                 75,371
New product development and start up costs                    2,627                     --
                                                           --------               --------
Gross profit                                                 32,178                 35,281
Selling and marketing expense                                14,384                 12,743
General and administrative expense                            3,921                  3,545
Acquisition-related expenses                                     --                  3,511
                                                           --------               --------
Operating profit                                             13,873                 15,482
Interest expense, net                                         2,589                  2,249
                                                           --------               --------
Income before income tax expense                             11,284                 13,233
Income tax expense                                            3,723                  4,363
                                                           --------               --------
Net income                                                 $  7,561               $  8,870
                                                           ========               ========

Earnings Per Common Share:
    Net income per common share                            $    .42               $    .50
                                                           ========               ========

    Weighted-average common shares outstanding               17,996                 17,727
                                                           ========               ========

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution          $    .41               $    .48
                                                           ========               ========

    Weighted-average common shares outstanding               18,602                 18,421
                                                           ========               ========

Cash Dividend Declared Per Common Share                    $  .1875               $     --
                                                           ========               ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                        Consolidated Statements of Income

                                                                  Six Months Ended
                                                            April 2,             April 4,
                                                              2004                 2003
                                                           (In thousands, except per
                                                                    share data)
                                                                    (Unaudited)

Revenues                                                   $ 214,946              $217,688
Cost of goods sold                                           148,287               148,830
New product development and start-up costs                     2,627                    --
                                                           ---------              --------
Gross profit                                                  64,032                68,858
Selling and marketing expense                                 27,962                26,336
General and administrative expense                             7,170                 6,357
Acquisition-related and plant start-up expenses                   --                 4,939
                                                           ---------              --------
Operating profit                                              28,900                31,226
Interest expense, net                                          5,486                 4,676
                                                           ---------              --------
Income before income tax expense                              23,414                26,550
Income tax expense                                             7,726                 8,757
                                                           ---------              --------
Net income                                                 $  15,688              $ 17,793
                                                           =========              ========

Earnings Per Common Share:
    Net income per common share                            $     .87              $   1.00
                                                           =========              ========

    Weighted-average common shares outstanding                18,021                17,781
                                                           =========              ========

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution          $     .84              $    .97
                                                           =========              ========

    Weighted-average common shares outstanding                18,621                18,423
                                                           =========              ========

Cash Dividend Declared Per Common Share                    $   .1875              $     --
                                                           =========              ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Stockholders' Equity

                                                                Six Months Ended
                                                                 April 2, 2004
                                                              --------------------
                                                                 (In thousands)
                                                                   (unaudited)
Class A Common Shares
  Balance, beginning of period                                          20,064
  Issuance of shares of Class A Common stock through option
   exercises & other issuances, (net)                                       82
                                                                    ----------
  Balance, end of period                                                20,146
                                                                    ==========
Class A Common Stock
  Balance, beginning and end of period                              $       20
                                                                    ==========
Additional Paid-in Capital
  Balance, beginning of period                                      $  227,234
  Issuance of shares of Class A Common stock through option
   exercises & other issuances, net                                      2,177
  Tax benefit from stock compensation                                      371
                                                                    ----------
  Balance, end of period                                            $  229,782
                                                                    ==========

Treasury Stock
  Balance, beginning of period                                      $  (46,585)
  Purchase of treasury stock                                            (5,013)
                                                                    ----------
  Balance, end of period                                            $  (51,598)
                                                                    ==========

Unearned Compensation
 Balance, beginning of period                                       $     (891)
 Earned compensation                                                       238
 Issuance of common stock                                                 (606)
                                                                    ----------
 Balance, end of period                                             $   (1,259)
                                                                    ==========

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment
    Balance, beginning of period                                    $    1,751
    Change during the period                                             2,393
                                                                    ----------
    Balance, end of period                                          $    4,144
                                                                    ----------

  Interest rate swaps fair value adjustment
    Balance, beginning of period                                        (2,519)
    Change during the period                                               248
                                                                    ----------
    Balance, end of period                                              (2,271)
                                                                    ----------

  Total accumulated other comprehensive income                      $    1,873
                                                                    ==========

Retained Earnings
  Balance, beginning of period                                      $  164,495
  Net income                                                            15,688
  Dividends declared                                                    (3,379)
                                                                    ----------
  Balance, end of period                                            $  176,804
                                                                    ==========

Total Stockholders' Equity                                          $  355,622
                                                                    ==========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                         Three months ended
                                                  April 2,                 April 4,
                                                    2004                     2003
                                                           (In thousands)
                                                             (unaudited)

Net income                                         $7,561                  $8,870

Other comprehensive loss

  Net unrealized losses on qualifying cash
  flow hedges (net of income tax benefit
  of $370 and $334, respectively)                    (752)                   (675)

  Foreign currency translation adjustment
  (net of income tax benefit (expense) of
  $448 and ($329), respectively)                     (910)                    668
                                                  -------                  ------

  Total other comprehensive loss                   (1,662)                     (7)
                                                  -------                  ------

  Comprehensive income                             $5,899                  $8,863
                                                  =======                  ======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                          Six months ended
                                                  April 2,                 April 4,
                                                    2004                     2003
                                                           (In thousands)
                                                             (unaudited)

Net income                                        $15,688                  $17,793

Other comprehensive income

  Net unrealized gains (losses) on
  qualifying cash flow hedges (net of
  income tax benefit (expense)of ($122) and
  $690, respectively)                                 248                  (1,401)

  Foreign currency translation adjustment
  (net of income tax expense of ($1,179) and
  ($996), respectively)                             2,393                    2,023
                                                  -------                  -------

  Total other comprehensive income                  2,641                      622
                                                  -------                  -------

  Comprehensive income                            $18,329                  $18,415
                                                  =======                  =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                 Six Months Ended

                                                          April 2,              April 4,
                                                            2004                  2003
                                                                  (In thousands)
                                                                    (Unaudited)
Operating activities:
Net income                                                $15,688               $17,793
Adjustments to reconcile net income to net cash
provided by operations:
    Depreciation and amortization                          12,939                11,743
    Deferred income tax expense                             5,990                 7,246
    Changes in operating assets and liabilities:
           Trade and other receivables                      2,861                 3,624
           Prepaid expenses and deposits                   (2,963)               (1,987)
           Inventory                                       (9,152)               (7,563)
           Accounts payable and accrued expenses           (7,892)               14,048
           Income tax payable                                 549                  (288)
           Other                                             (664)               (1,809)
                                                          -------               -------
Net cash provided by operating activities                  17,356                42,807

Investing activities:
Purchase of pasta brands                                   (4,280)              (54,234)
Additions to property, plant and equipment                (14,296)              (25,856)
                                                          -------               -------
Net cash used in investing activities                     (18,576)              (80,090)

Financing activities:
Additions to deferred debt issuance costs                    (269)               (1,106)
Proceeds from issuance of debt                             10,223                62,988
Principal payments on debt and capital lease
     Obligations                                           (9,041)              (16,880)
Proceeds from issuance of common stock, net of
     issuance costs                                         1,772                 1,229
Purchase of treasury stock                                 (1,013)              (12,119)
                                                          -------               -------
Net cash provided by financing activities                   1,672                34,112
Effect of exchange rate changes on cash                      (296)                  320
                                                          -------               -------
Net increase (decrease) in cash
   and temporary investments                                  156                (2,851)

Cash and temporary investments at beginning of period       6,465                 8,247
                                                          -------               -------
Cash and temporary investments at end of period           $ 6,621               $ 5,396
                                                          =======               =======

Supplemental disclosure of cash flow information:
Note payable exchanged for treasury stock                 $ 4,000               $    --
                                                          =======               =======
Pasta brands acquired in exchange for common stock        $    --               $ 5,000
                                                          =======               =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                  April 2, 2004

1.   Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions to Form 10-Q and Article 10 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating  results for the six-month  period ended April 2, 2004 are not necessarily  indicative of the results that may be expected for the year ended  October 1,  2004.  For  further  information,  refer to the  consolidated financial  statements  and footnotes  thereto  included in the Company's  Annual
Report on Form 10-K for the year ended October 3, 2003.

American  Italian  Pasta  Company  (the  "Company"  or "AIPC") uses a 52/53 week financial  reporting  cycle with a fiscal  year which ends on the last Friday of
September  or the first  Friday of October.  The  Company's  first three  fiscal quarters end on the Friday last preceding  December 31, March 31, and June 30 or the first Friday of the  following  month.  For purposes of this Form 10-Q,  the first fiscal quarter of fiscal year 2004 included thirteen weeks of activity and fiscal  2003  included  fourteen  weeks  of  activity  and are  included  in the six-month periods ended April 2, 2004 and April 4, 2003, respectively.

Inventories

Inventories are stated using product specific  standard costs which  approximate the lower of cost determined on a first-in,  first-out  (FIFO) basis, or market.
Inventories consist of the following:

                                                April 2,               October 3,
                                                  2004                    2003
                                                         (In thousands)
   Finished goods                               $71,316                 $65,024
   Raw materials, packaging materials and
     work-in-process                             16,496                  13,736
                                                -------                 -------
                                                $87,812                 $78,760
                                                =======                 =======

2.   Stock Options/Earnings Per Share

A summary of the Company's stock option activity:

                                                 Number of Shares
     Outstanding at October 3, 2003                  2,793,593
          Exercised                                    (57,452)
          Granted                                       73,792
          Canceled/Expired                            (106,969)
                                                     ---------
     Outstanding at April 2, 2004                    2,702,964
                                                     =========

Dilutive  securities,  consisting of options to purchase the  Company's  Class A common stock,  included in the  calculation of diluted  weighted  average common shares were 606,000 and 600,000 shares for the three-month and six-month periods ended  April 2, 2004,  respectively,  and  694,000  and  642,000  shares for the three-month and six-month periods ended April 4, 2003, respectively.

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

                                           Three months ended                Six months ended
                                      April 2,            April 4,       April 2,          April 4,
                                        2004                2003           2004              2003

Net income, as reported                $7,561              $8,870        $15,688           $17,793
Deduct: Total stock-based
     employee compensation
     expense determined under
     fair value based method
     for all awards, net of
     related tax effects                 (976)             (1,796)        (1,849)           (3,250)
                                       ------              ------        -------           -------

Pro forma net income                   $6,585              $7,074       $ 13,839          $ 14,543
                                       ======              ======       ========          ========

Earnings per share:
     Basic - as reported                $ .42               $ .50          $ .87            $ 1.00
                                       ======              ======       ========          ========
     Basic - pro forma                  $ .37               $ .40          $ .77             $ .82
                                       ======              ======       ========          ========

     Diluted - as reported              $ .41               $ .48          $ .84             $ .97
                                       ======              ======       ========          ========
     Diluted - pro forma                $ .35               $ .38          $ .74             $ .79
                                       ======              ======       ========          ========

3.   Continued Dumping and Subsidy Offset Act of 2000

On October 28, 2000,  the U.S.  government  enacted the  "Continued  Dumping and
Subsidy Offset Act of 2000" (the "Act"),  commonly known as the Byrd  Amendment, which provides that assessed  anti-dumping and subsidy duties  liquidated by the
Department  of Commerce on Italian and Turkish  imported  pasta after October 1,
2000  will be  distributed  to  affected  domestic  producers.  The  legislation creating the dumping and subsidy  offset  payment  provides for annual  payments from the U.S. government.

In the first quarter of fiscal 2003, the Company received $2.4 million under the
Act and  recognized  the revenue  income ratably in each quarter over the fiscal year. To date, no payment has been received for fiscal year 2004. However, based on correspondence from the Department of Customs, the Company expects to receive
$1.5 million for the current  fiscal  year.  Beginning  with the current  fiscal year, the Company is recognizing the entire Byrd Amendment payment as revenue in the  quarter in which the amount and the right to  receive  the  payment  can be reasonably determined. As such, the $1.5 million related to fiscal 2003 has been recognized as revenue in the three months ended April 2, 2004.

It is not possible to reasonably  estimate the potential  amount,  if any, to be received in future periods beyond fiscal 2004.

4.   Brand Acquisitions

On January 5, 2004, the Company  repurchased  the shares issued  pursuant to the
Mrs. Leeper's Specialty Pasta acquisition for $5.0 million and paid $3.0 million in lieu of the scheduled  cash earn out tied to sales and profit growth over the next two years.

5.   Dividend Plan

On  January  12,  2004,  the  Company  announced  that the  Board  of  Directors authorized the payment of a quarterly dividend of 18.75 cents per share, payable to shareholders of record as of March 19, 2004, to be paid on April 5, 2004. The aggregate  amount of the  dividend,  totaling  $3,379,000 is recorded in accrued expenses in the accompanying April 2, 2004 consolidated balance sheet.

6.   Amendment to Credit Facility

On January 16, 2004, the Company  completed an amendment to its revolving credit facility.  The  amendment  increases the  permitted  restricted  payments in the agreement to $40 million plus 25% of consolidated net income.  In addition,  the amendment  revised the maximum  leverage  ratios  allowable  under the  original credit agreement. The original terms of the facility, other than those addressed above, remain generally the same.

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

We generate revenues in two customer markets:  retail and institutional.  Retail market  revenues  include  the  revenues  from  sales of our pasta  products  to customers who resell the pasta in retail  channels.  These revenues  represented
75.2% and 75.0% of our total  revenue for the six months ended April 2, 2004 and
April 4, 2003,  respectively,  and  include  sales to club  stores  and  grocery retailers,  and  encompass  sales of our  private  label and  branded  products.
Institutional  market revenues  include revenues from product sales to customers who use our pasta as an  ingredient  in food products or who resell our pasta in the foodservice  market. It also includes revenues from  opportunistic  sales to government  agencies  and  other  customers  that we  pursue  periodically  when capacity is available to increase  production  volumes and thereby lower average unit costs. The  institutional  market  represented 24.8% and 25.0% of our total revenue for the six months ended April 2, 2004 and April 4, 2003, respectively.

During the  quarter,  the dry pasta  category in the United  States  experienced year-over-year  declines  in  consumption  in  excess  of 7%.  In our view  this category decline,  which had significant impact on the Company's results for the quarter versus the year ago quarter,  is attributable to dietary concerns by the
American consumer related to carbohydrates.  Looking forward over the balance of fiscal year 2004, we do not anticipate a change in current consumer trends. As a result,  we may adjust or reduce  certain  production  schedules and incur other costs to reduce inventories and other elements of our cost structure.

Average  sales  prices  for  our   non-branded   products   vary   depending  on
customer-specific packaging and raw material requirements, product manufacturing complexity  and other  service  requirements.  Average  prices  for our  branded products  are  based on  competitive  market  factors  which  normally  apply to consumer package  products.  Average retail and  institutional  prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix). Generally,  average retail sales prices are higher  than  institutional  sales  prices.  Selling  prices of our  branded products  are  significantly  higher than selling  prices in our other  business units, including private label. This results in higher revenues,  gross profits, and gross margin  percentages than our non-branded  businesses.  Our new reduced carb product line generates significantly higher per unit revenue than our other products. Revenues are reported net of cash discounts and product returns.

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

Our  cost  of  goods  sold  consists  primarily  of  raw  materials,  packaging, manufacturing  (including  depreciation)  and distribution  costs. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and,  consequently,  those  purchases are subject to fluctuations in
cost.   We  manage  our  durum  wheat  cost  risk   through   durum  wheat  cost
"pass-through"  agreements  in  long-term  contracts  and other  non-contractual arrangements  with  our  customers  as  mentioned  above  and  advance  purchase contracts for durum wheat which are generally less than twelve months' duration.
Our new reduced carb product line  includes  significantly  higher costs for raw materials and manufacturing than our other pasta products.

With the introduction of our reduced carb product line, we incurred $2.6 million of new product development and start-up costs. These costs represent the upfront
"investment"  in a portfolio of new products that we expect to help mitigate the impact of general pasta consumption  declines.  These costs included formulation development and product testing of a portfolio of low and reduced carb products;
incremental  manufacturing and logistics costs including  unplanned  downtime on dedicated lines, efficiency losses, and excess product waste; overcoming limited
short-term   raw   material   availability   and  sourcing   issues   (blending,
transportation,  etc.); and quality assurance,  outside testing and other direct product  development costs. We currently expect to record additional new product development  and  start-up  costs of between  $1.0 and $1.5 million in the third quarter of 2004.

Our capital asset strategy is to achieve  low-cost  production  through vertical
integration  and  investment  in  the  most  current   pasta-making  assets  and
technologies.  The manufacturing- and  distribution-related  capital assets that have been or will be acquired to support  this  strategy  are  depreciated  over their respective economic lives. Because of the capital-intensive  nature of our business,  we believe our  depreciation  expense for production and distribution assets may be higher than that of many of our competitors.  Depreciation expense is a component of inventory cost and cost of goods sold.  Plant expansion and/or plant start-up costs include  incremental direct and indirect  manufacturing and distribution costs that are incurred as a result of construction,  commissioning and start-up of new manufacturing capacity. These costs are expensed as incurred but are unrelated to current production and,  therefore,  reported as a separate line item in the statement of operations when incurred.

Selling and marketing  costs increased  substantially  in both fiscal years 2002 and 2001, in line with the significant  expansion of our retail business.  These costs  constituted 13.0% and 12.1% of revenues for the six months ended April 2,
2004 and April 4, 2003,  respectively.  Going forward,  we expect these costs to remain higher than a year ago primarily due to the launch of reduced carb pasta.

Our  effective  tax rate is expected to  increase  to  approximately  34% in the second half of fiscal 2004 because of the  expiration of certain tax benefits in our international operations.

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
SFAS No. 142  requires  that we perform  certain  fair value  based tests of the carrying value of indefinite lived intangible  assets at least annually and more frequently should events or changes in circumstances  indicate that the carrying amount  of an asset may not be fully  recoverable.  These  impairment  tests are impacted by judgments as to future cash flows and other considerations.  If such assets are  considered  to be  impaired,  the  impairment  to be  recognized  is measured by the amount by which the  carrying  amount of the assets  exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Future events could cause our management to conclude that impairment  indicators  exist and that the value of intangible assets is impaired.

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

Second quarter fiscal 2004 compared to second quarter fiscal 2003.

Revenues.  Total revenues increased $2.7 million, or 2.4%, to $113.3 million for the  three-month  period  ended  April 2,  2004,  from  $110.7  million  for the three-month period ended April 4, 2003. Revenues decreased $3.3 million, or 2.9%
due to lower volumes and increased  $6.0 million or 5.4%,  due to higher average selling  prices  and the impact of the  revenue  recognized  from the  Continued
Dumping and  Subsidy  Offset Act of 2000  (CDSOA).  The  Company  realized  $1.5 million in revenue under the CDSOA in the second  current  fiscal quarter versus
$0.6 million in revenue in the year ago quarter.

Revenues  from the Retail  market  increased  $2.3  million,  or 2.7%,  to $85.2 million for the  three-month  period ended April 2, 2004, from $82.9 million for the three-month  period ended April 4, 2003.  Revenues decreased $2.1 million or
2.6%, due to volume  declines and increased $4.4 million,  or 5.4% due to higher average selling prices and the impact of the revenue  recognized from the CDSOA.
Volume declines are attributable  primarily to declines in category consumption, partially  offset by initial  shipments  of our new line of reduced  carb pastas while higher average selling prices are attributable to higher selling prices of our reduced carb pasta,  partially  offset by pricing and promotion  investments made to increase market share of our base retail products.

Revenues for the Institutional  market increased $0.4 million, or 1.6%, to $28.1 million for the  three-month  period ended April 2, 2004, from $27.7 million for the three-month  period ended April 4, 2003.  Revenues decreased $1.0 million or
3.6%,  due to lower volumes,  and increased $1.4 million,  or 5.1% due to higher average selling prices and changes in sales mix. Ingredient revenues declined by
20.3% due to category  weakness and significant trade inventory  adjustments.  A strong quarter in our Food Service,  Contract and overseas  business  offset the performance in Ingredient.

New Product  Development  and Start-up  Costs.  The new product  development and start-up  costs of $2.6  million for the quarter  ended April 2, 2004 related to our reduced carb products.  These costs  included:  formulation  development and product  testing of a portfolio  of low and reduced carb  products;  incremental manufacturing  and logistics  costs  including  unplanned  downtime on dedicated
lines,   efficiency  losses,  and  excess  product  waste;   overcoming  limited
short-term   raw   material   availability   and  sourcing   issues   (blending,
transportation,  etc.); and quality assurance,  outside testing and other direct product development costs.

Gross Profit.  Gross profit decreased $3.1 million, or 8.8% to $32.2 million for the  three-month  period  ended  April  2,  2004,  from  $35.3  million  for the three-month  period  ended April 4, 2003.  Included  in the gross  profit is the impact of the $2.6 million charge for incremental  costs associated with the new product development and start-up costs. Gross profit was impacted by a number of factors  compared to the prior year's second  quarter;  primarily  increased per
unit  costs,   attributable  to  lower  than  expected  volumes,   our  expanded
manufacturing and logistics  capacity,  and inflationary  cost factors.  Average prices were higher  during the quarter as the higher per unit selling  prices of our reduced carb  products and the CDSOA  payment  offset  pricing and promotion investments made to increase market share of our base retail products.

Gross profit as a percentage of revenues  decreased to 28.4% for the three-month period  ended April 2, 2004 from 31.9% for the three month period ended April 4,
2003,  principally  due to the $2.6 million of  incremental  costs  incurred and higher costs discussed  above,  partially  offset by the increase in the revenue associated  with the CDSOA.  Excluding the new product  development and start-up costs, gross margins were 30.7% for the quarter.

Selling and Marketing  Expense.  Selling and marketing  expense  increased  $1.6 million,  or 12.9%, to $14.4 million for the  three-month  period ended April 2,
2004, from $12.7 million for the  three-month  period ended April 4, 2003 due to increased  promotional  and  marketing  support  for  our  brands.  Selling  and marketing  expense  as a  percentage  of  revenues  increased  to 12.7%  for the three-month period ended April 2, 2004, from 11.5% for the comparable prior year period.

General  and  Administrative   Expense.   General  and  administrative  expenses
increased $0.4 million,  or 10.6%,  to $3.9 million for the  three-month  period ended April 2, 2004 from $3.5 million for the three-month  period ended April 4,
2003 primarily due to increased investments in information  technology.  General and administrative expense as a percentage of revenues increased to 3.5% for the three-month  period ended April 2, 2004 from 3.2% for the comparable  prior year period.

Acquisition-Related  Expenses. The acquisition-related  expenses of $3.5 million for the quarter ended April 4, 2003  consisted of incremental  costs  associated with the brand  acquisitions and were incurred  primarily for purchased  product premiums during the transition, incremental logistic costs, employee incentives, and transition support.

Operating  Profit.  Operating  profit for the three-month  period ended April 2,
2004,  was $13.9  million,  a decrease  of $1.6  million or 10.4% from the $15.5 million  reported  for the  three-month  period  ended April 4, 2003.  Operating profit decreased as a percentage of revenues to 12.2% for the three-month period ended April 2, 2004, from 14.0% for the  three-month  period ended April 4, 2003 as a result of the factors discussed above.

Interest  Expense.  Interest  expense for the three-month  period ended April 2,
2004, was $2.6 million,  increasing  $0.3 million or 15.1% from the $2.2 million reported  for the  three-month  period  ended  April 4, 2003.  The  increase  in interest is attributable to lower  capitalized  interest  compared to a year ago when we were completing our Tolleson manufacturing facility, offset partially by the impact of lower interest rates in the current quarter versus a year ago.

Income Tax. Income tax expense for the  three-month  period ended April 2, 2004, was $3.7 million,  compared to $4.4 million reported for the three-month  period ended April 4, 2003, and reflects  effective  income tax rates of  approximately
33.0% in both periods.

Net Income.  Net income for the three-month period ended April 2, 2004, was $7.6 million, decreasing $1.3 million or 14.8% from the $8.9 million reported for the three-month  period ended April 4, 2003.  Diluted earnings per common share  were  $0.41 per  share for the  three-month  period  ended  April 2, 2004 compared  to $0.48 per share for the  three-month  period  ended  April 4, 2003.
Included in the 2004 diluted  earnings per common share is the ($0.10) per share effect of incremental costs associated with new product development and start-up costs and  ($0.13) per share  effect due to  acquisition  expenses in 2003.  Net income as a  percentage  of the net  revenues  was 6.7% versus 8.0% in the prior year.

Six months fiscal 2004 compared to six months fiscal 2003.

Revenues.  Revenues  decreased $2.7 million,  or 1.3%, to $214.9 million for the six-month  period  ended April 2, 2004,  from $217.7  million for the  six-month period ended April 4, 2003.  Revenues  decreased  $14.4 million,  or 6.6% due to volume  declines and  increased  $11.7  million,  or 5.4% due to higher  average selling  prices  and the  impact of  revenue  recognized  from the  CDSOA.  Also impacting  the  comparability  of  revenue is a 26 week  quarter in fiscal  2004 versus a 27 week quarter in fiscal  2003.  Revenues  were  affected by declining category sales due in part to current reduced  carbohydrate  awareness trends in the American diet.

Revenues  for the Retail  market  decreased  $4.0  million,  or 2.4%,  to $160.2 million for the six-month  period ended April 2, 2004,  from $164.2  million for the six-month period ended April 4, 2003.  Revenues decreased $16.1 million,  or
9.8% due to volume declines and increased  $12.1 million,  or 7.3% due to higher average selling prices and the impact of revenue recognized from the CDSOA.

Revenues for the Institutional  market increased $1.3 million, or 2.4%, to $54.8 million for the six-month period ended April 2, 2004, from $53.5 million for the six-month  period ended April 4, 2003.  Revenues  increased  $1.3 million due to higher  average  selling  prices  while volume was  relatively  the same between periods.

New Product  Development  and Start-up  Costs.  The new product  development and start-up  costs of $2.6  million for the  six-month  period  ended April 2, 2004 related  to  our  reduced  carb  products.  These  costs  included:  formulation development and product testing of a portfolio of low and reduced carb products;
incremental  manufacturing and logistics costs including  unplanned  downtime on dedicated lines, efficiency losses, and excess product waste; overcoming limited
short-term   raw   material   availability   and  sourcing   issues   (blending,
transportation,  etc.); and quality assurance,  outside testing and other direct product development costs.

Gross Profit. Gross profit decreased $4.8 million, or 7.0%, to $64.0 million for the six-month  period ended April 2, 2004,  from $68.9 million for the six-month period  ended April 4, 2003.  Included in gross profit is the impact of the $2.6 million charge for incremental costs associated with the new product development and start-up costs. Gross profit was impacted by a number of factors compared to the prior year period;  primarily volume  challenges and higher raw material and manufacturing  costs,  along with certain  inflationary cost factors,  offset by higher average selling prices.

Gross profit as a percentage  of revenues  decreased to 29.8% for the  six-month period ended April 2, 2004,  from 31.6% for the six-month  period ended April 4,
2003,  principally  due to the $2.6 million of  incremental  costs  incurred and higher costs discussed above.

Selling and Marketing  Expense.  Selling and marketing  expense  increased  $1.6 million, or 6.2%, to $28.0 million for the six-month period ended April 2, 2004, from  $26.3  million  for the  six-month  period  ended  April 4,  2003,  due to increased  promotional  and  marketing  support  for  our  brands.  Selling  and marketing  expense  as a  percentage  of  revenues  increased  to 13.0%  for the six-month  period ended April 2, 2004, from 12.1% for the comparable  prior year period.

General and Administrative Expense. General and administrative expense increased
$0.8 million,  or 12.8%, to $7.2 million for the six-month period ended April 2,
2004,  from $6.4 million for the  comparable  prior  period,  and increased as a percentage of revenues at 3.3% and 2.9% for the six-month periods ended April 2,
2004  and  April  4,  2003,  respectively.  This is  attributable  primarily  to increased information technology and organization-related costs.

Acquisition-Related  and Plant Start-up Expenses.  The  acquisition-related  and plant start-up  expenses of $4.9 million for the six-month period ended April 4,
2003 consisted of incremental  costs associated with the brand  acquisitions and plant start-up costs related to the Arizona facility.

Operating Profit. Operating profit for the six-month period ended April 2, 2004, was $28.9  million,  a decrease of $2.3  million or 7.4% from the $31.2  million reported  for the  six-month  period  ended  April  4,  2003.  Operating  profit decreased as a percentage  of revenues to 13.4% for the  six-month  period ended
April 2, 2004,  from 14.3% for the  six-month  period  ended  April 4, 2003 as a result of the factors discussed above.

Interest Expense. Interest expense for the six-month period ended April 2, 2004, was  $5.5  million,  increasing  $0.8  million  or 17.3%  from the $4.7  million reported for the six-month  period ended April 4, 2003. The increase in interest is attributable  to lower  capitalized  interest  compared to a year ago when we were completing our Tolleson facility.

Income Tax. Income tax expense for the six-month period ended April 2, 2004, was
$7.7  million,  decreasing  $1.0 million from the $8.8 million  reported for the six-month  period ended April 4, 2003, and reflects an effective income tax rate of  approximately  33.0% in both periods.

Net Income.  Net income for the six-month  period ended April 2, 2004, was $15.7 million,  decreasing $2.1 million or approximately  11.8% from the $17.8 million reported  for the six months  ended April 4, 2003.  Diluted  earnings per common share were $0.84 per share for the six-month period ended April 2, 2004 compared to $0.97 per share for the six-month period ended April 4, 2003. Net income as a percentage of net revenues was 7.3% versus 8.2% in the prior year.

Financial Condition and Liquidity

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and temporary investments totaled $6.6 million, and working capital totaled $102.3 million at April 2, 2004.

Our net cash  provided by operating  activities  totaled  $17.4  million for the six-month period ended April 2, 2004 compared to $42.8 million for the six-month period ended April 4, 2003.  This decrease of $25.4 million was primarily due to higher working capital  requirements,  specifically related to accounts payable, which  accounts  for $21.9  million of the change.  Cash  provided by  operating activities  for the six  month  period  ended  April 2, 2004 was  reduced  by an increase in  inventory  of $9.2  million and a decrease in accounts  payable and accrued  expenses of $7.9  million.  The decrease in payables is related to cost reduction programs and related supplier agreements.

Cash used in investing  activities  principally relates to the purchase of pasta brands and investments in  manufacturing,  distribution,  milling and management information  system assets. In September 2002, we purchased the Lensi brand, and in October 2002, we purchased the Martha Gooch and LaRosa  brands.  In addition, we purchased the Golden  Grain/Mission  pasta brand and the Mrs.  Leeper's pasta brand in January 2003 and February  2003,  respectively,  which accounts for the
$54.2  million  in the period  ended  April 4, 2003.  Additional  cash  payments relative to these  acquisitions  were made in the period ending

April 2, 2004 in the amount of $4.3 million,  including  the $3 million  payment made in lieu of  potential  earn  out  payments  related  to the  Mrs.  Leeper's acquisition.  Capital  expenditures  were $14.3 million for the six-month period ended  April 2, 2004  compared  to $25.9  million in the  comparable  prior year period.

Net cash  provided by financing  activities  was $1.7 million for the  six-month period ended April 2, 2004 compared to $34.1  million for the  six-month  period ended  April 4, 2003.  The net  borrowings  of $46.1  million in the fiscal 2003 period relates to the purchase of the Golden  Grain/Mission  pasta brand and the purchase of treasury  stock.  We purchased  346,398  shares of company stock for
$12.1  million in the six months  ended  April 4, 2003.  We  continue to use our available  credit  facility,  as well as cash from  operations,  to fund capital expansion programs as necessary.

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

Thus,  we  expect  that  future  cash  provided  by  operating  activities  will principally be for repayments of  indebtedness,  working  capital  requirements, capital expenditures and dividends.

    Selected
   Contractual
  Obligations at                                          Payments Due by Period
  April 2, 2004                                               (In thousands)
                     ----------------------------------------------------------------------------------------
                                            Less than                                              After
                          Total               1 year          1-3 years         4-5 years         5 years
                     ----------------------------------------------------------------------------------------
Long term debt
obligations             $309,761             $ 4,951          $304,810           $   --          $   --

Capital lease
obligations                  113                  39                74               --              --

Raw material
obligations               30,685              22,685             3,000            2,000           3,000
                        --------             -------          --------           ------          ------

Total contractual
cash obligations        $340,559             $27,675          $304,884           $2,000          $3,000
                        ========             =======          ========           ======          ======

Additionally,  we have approximately $5 million in expenditures  remaining under capital  programs.  We expect to fund  these  commitments  from  operations  and borrowing  capacity  under our credit  facility.  At this time,  the current and projected  borrowings  under the credit  facility  do not exceed the  facility's available  commitment.  The facility  matures on October 2, 2006.  We anticipate that any borrowing  outstanding  at that time will be satisfied  with funds from
operations  or  will  be  refinanced.   We  currently  have  no  other  material
commitments.

We believe that net cash provided by operating and financing  activities will be sufficient to meet our expected  capital and liquidity needs for the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal  exposure to market risk  associated  with  financial  instruments relates to interest  rate risk  associated  with variable  rate  borrowings  and foreign  currency  exchange rate risk associated with borrowings  denominated in foreign currency. We occasionally utilize simple derivative  instruments such as interest  rate swaps to manage our mix of fixed and floating  rate debt.  We had various fixed interest rate swap agreements with an aggregate notional amount of
$110  million  outstanding  at April 2, 2004.  The  estimated  fair value of the interest rate swap agreements  ($3.4 million) is the amount we would be required to pay to terminate the swap  agreements at April 2, 2004. If interest rates for our long-term debt under our credit  facility had averaged 10% more and the full amount  available under our credit facility had been  outstanding for the entire year, our interest  expense would have increased,  and income before taxes would have decreased by $0.6 million for the quarter ended April 2, 2004.

At April 2, 2004 we had a net  investment in our Italy  operations of (euro)43.7 million ($52.4 million). We hedge our net investment in our foreign subsidiaries with euro  borrowings  under our credit  facility  in the U.S. At April 2, 2004, long-term  debt includes  obligations  of (euro)37.5  million  ($45.4  million).
Interest  on our Euro debt is at  variable  rates and  based on  Euribor  market rates.  Changes in the U.S.  dollar  equivalent  of  euro-based  borrowings  are recorded as a component of the net  translation  adjustment in the  consolidated statement of stockholder's equity.

The  functional  currency  for  our  Italy  operations  is  the  Euro.  We  have transactional  exposure to various  other  European  currencies,  primarily  the
British pound. Our net annual transactional exposure is approximately (euro)14.0 million ($17.0 million).  We frequently use forward purchase  contracts to hedge this  exposure.  At April 2, 2004,  we have  outstanding  forward  contracts  of
(euro)4.8 million and (pound)1.2 million.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report,  Mr.  Webster,  our CEO, and
Mr. Schmidgall,  our CFO, evaluated our disclosure  controls and procedures and, based on this evaluation,  concluded that the Company's  disclosure controls and procedures were appropriate and effective in causing information  required to be disclosed in our reports filed under the  Securities  Exchange Act of 1934 to be recorded,  processed,  summarized and reported within the required time periods.
There have been no changes  during this fiscal  quarter in our internal  control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
-------------------------------
          Not applicable

Item 2.   Changes in Securities and Use of Proceeds
-------------------------------

(e) The following table provides the information  with respect to purchases made by the Company of shares of its common stock during the second quarter of 2004:

                                                          Total Number
                                                            of Shares         Approximate
                                                          Purchased as      Dollar Value of
                              Total                         Part of         Shares that May
                            Number of        Average        Publicly             Yet Be
       Period                 Shares       Price Paid      Announced        Purchased Under
                            Purchased       per Share        Plan             the Plan (1)
--------------------------------------------------------------------------------------------

January 3 to January 5      100,000(2)       $50.00             --             $7,881,000
January 6 to January 30         343(3)        37.43             --              7,881,000
January 31 to February 27        --              --             --              7,881,000
February 28 to April 2           --              --             --              7,881,000
                             ------          ------         ------

Total                       100,343          $49.96             --
                            =======          ======         ======

     (1)  On October 4, 2002 the Company's  Board of Directors  authorized up to
          $20 million to implement a common stock repurchase plan.
     (2)  On January 5, 2004, the Company repurchased the shares issued pursuant to the Mrs. Leeper's Specialty Pasta acquisition.
     (3)  Shares  received as payment for taxes related to vesting of restricted stock.

Item 3.   Defaults Upon Senior Securities
-------------------------------
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------
          The Annual Meeting of Shareholders was held on February 19, 2004.

          There were three matters submitted to a vote of security holders.  The first  matter was for the election of  directors.  Each of the persons named in the Proxy  Statement  as a nominee for  director was elected.
          Following are the voting results on each of the nominees for director:

            Election of Directors            Votes For         Votes Withheld
               Tim M. Pollak                 16,037,476           559,063
               William R. Patterson          15,891,195           705,344
               Terence C. O'Brien            16,191,481           405,058

          The following directors continued in office:

            Serving Until 2005:                  Serving Until 2006:

            Jonathan E. Baum                     Horst Schroeder
            Robert H. Niehaus                    Mark C. Demetree
            Richard C. Thompson                  Timothy S. Webster
                                                 James A. Heeter

          The second matter was the amendment to the Company's  2000 Equity Plan to increase  the shares  available  under the Plan from  1,000,000  to
          1,800,000.  The shareholder's cast 11,391,496 votes in the affirmative and 3,265,483 votes in the negative, shareholders holding 19,886 votes abstained from voting and there were 1,919,674 broker non-votes on the amendment to the 2000 Equity Plan.

          The third  matter  was the  ratification  of the  Board of  Directors'
          selection of Ernst & Young LLP to serve as the  Company's

          independent  auditors for the fiscal year 2004. The shareholders  cast
          16,071,193  votes in the affirmative and 516,175 votes in the negative and  shareholders  holding  9,171 votes  abstained  from voting on the ratification  of  Ernst  &  Young  LLP  as the  Company's  independent auditors for the fiscal year 2004.

Item 5.   Other Information
-------------------------------
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
-------------------------------

          (a)  Exhibits.

               10.1 American Italian Pasta Company 2000 Equity Plan, as amended.

               10.2 Second amendment to the Credit Agreement,  dated January 16,
               2004,  among American  Italian Pasta Company,  various  financial institutions and Bank of America, N.A. as administrative agent.

               10.3  Separation  agreement  dated  December 12, 2003 between the
               Company and David B. Potter.

               31.1  Certification  of  CEO  Pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

               31.2  Certification  of  CFO  Pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

               32  Certification  of the CEO and CFO  Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               We filed a report on Form 8-K on January 13,  2004,  announcing a quarterly dividend.

               We furnished a report on Form 8-K on January 28, 2004, announcing first quarter earnings.

               We furnished a report on Form 8-K on February 19, 2004 announcing the  resignation of David B. Potter,  Executive  Vice  President,
               Procurement and Ingredient Sales.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

May 12, 2004                           /s/ Timothy S. Webster
--------------------                   -----------------------------------------
Date                                   Timothy S. Webster
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

May 12, 2004                           /s/ Warren B. Schmidgall
--------------------                   -----------------------------------------
Date                                   Warren B. Schmidgall
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial and  Accounting
                                       Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------------------------

  10.1         American Italian Pasta Company 2000 Equity Plan, as amended.

  10.2         Second amendment to the Credit Amendment, dated January 16, 2004,
               among   American   Italian  Pasta  Company,   various   financial
               institutions and Bank of America, N.A. as administrative agent.

  10.3         Separation  agreement dated December 12, 2003 between the Company and David B. Potter.

  31.1         Certification   of   CEO   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002.

  31.2         Certification   of   CFO   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002.

  32.          Certification  of the CEO and CFO  Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.