Form 10-Q
period 2004-07-02
AMERICAN ITALIAN PASTA CO
filed 2004-08-02
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the period ended:   July 2, 2004

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

     The number of shares outstanding as of July 30, 2004 of the Registrant's
Class A Convertible Common Stock was 18,053,466 and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                           Quarter Ended July 2, 2004

                                Table of Contents

Part I - Financial Information                                                          Page

         Item 1.           Consolidated Financial Statements (unaudited)

                           Consolidated Balance Sheets at July 2, 2004 and
                           October 3, 2003.                                               3

                           Consolidated Statements of Operations for the three
                           months ended July 2, 2004 and July 4, 2003.                    4

                           Consolidated Statements of Operations for the nine
                           months ended July 2, 2004 and July 4, 2003.                    5

                           Consolidated Statements of Stockholders' Equity
                           for the nine months ended July 2, 2004.                        6

                           Consolidated Statements of Comprehensive Income
                           for the three months ended July 2, 2004 and
                           July 4, 2003.                                                  7

                           Consolidated Statements of Comprehensive Income
                           for the nine months ended July 2, 2004 and
                           July 4, 2003.                                                  8

                           Consolidated Statements of Cash Flows for the
                           nine months ended July 2, 2004 and July 4, 2003.               9

                           Notes to Consolidated Financial Statements                    10

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 13

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                   23

         Item 4.           Controls and Procedures                                       24

Part II - Other Information

         Item 1.           Legal Proceedings                                             24

         Item 2.           Changes in Securities and Use of Proceeds                     24

         Item 3.           Defaults Upon Senior Securities                               24

         Item 4.           Submission of Matters to a Vote of Security Holders           24

         Item 5.           Other Information                                             24

         Item 6.           Exhibits and Reports on Form 8-K                              25

Signature Page                                                                           26

                         PART I - FINANCIAL INFORMATION
             Item 1 - Consolidated Financial Statements (Unaudited)

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets
                                                                                       July 2,          October 3,
                                                                                        2004              2003
                                                                                            (In thousands)
                                                                                      (Unaudited)
Assets
Current assets:
   Cash and temporary investments                                                       $10,570             $6,465
   Trade and other receivables                                                           49,040             51,730
   Prepaid expenses and deposits                                                         13,813             12,692
   Inventory                                                                             84,058             78,760
   Deferred income taxes                                                                  2,435              2,435
                                                                                       --------           --------
Total current assets                                                                    159,916            152,082
Property, plant and equipment:
   Land and improvements                                                                 15,004             14,867
   Buildings                                                                            133,307            132,035
   Plant and mill equipment                                                             383,306            355,767
   Furniture, fixtures and equipment                                                     29,122             25,266
                                                                                       --------           --------
                                                                                        560,739            527,935
   Accumulated depreciation                                                            (140,885)          (122,811)
                                                                                       --------           --------
                                                                                        419,854            405,124
   Construction in progress                                                               5,875             18,996
                                                                                       --------           --------
Total property, plant and equipment                                                     425,729            424,120
Brands and trademarks                                                                   190,139            186,147
Other assets                                                                              8,904              8,146
                                                                                       --------           --------
Total assets                                                                          $ 784,688          $ 770,495
                                                                                      =========          =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                                  $ 31,206           $ 42,416
     Accrued expenses                                                                    19,821             18,480
     Income tax payable                                                                      --              1,096
     Current maturities of long-term debt                                                 2,037              2,554
                                                                                       --------           --------
Total current liabilities                                                                53,064             64,546
Long-term debt                                                                          307,308            300,778
Deferred income taxes                                                                    70,890             61,666
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:                                                         --                 --
          Authorized shares - 10,000,000
          Issued and outstanding shares - none
   Class A common stock, $.001 par value:
         Authorized shares - 75,000,000
          Issued and outstanding shares - 20,174,206 and 18,050,745,                         20                 20
          respectively at July 2, 2004, and 20,063,827 and 18,040,709, respectively at October 3, 2003
   Class B common stock, $.001 par value:
          Authorized shares - 25,000,000
          Issued and outstanding shares - none                                               --                 --
   Additional paid-in capital                                                           230,520            227,234
   Treasury stock, at cost                                                              (51,598)           (46,585)
   Unearned compensation                                                                 (1,193)              (891)
   Retained earnings                                                                    172,893            164,495
   Accumulated other comprehensive income (loss)                                          2,784               (768)
                                                                                       --------           --------
Total stockholders' equity                                                              353,426            343,505
                                                                                       --------           --------
Total liabilities and stockholders' equity                                             $784,688           $770,495
                                                                                       ========           ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Operations

                                                                                                Three Months Ended
                                                                                          July 2,                July 4,
                                                                                            2004                  2003
                                                                                            ----                  ----
                                                                                       (In thousands, except per share data)
                                                                                                    (Unaudited)

Revenues                                                                                  $103,184               $104,302
Cost of goods sold (Notes 3 & 4)                                                            80,475                 67,861
New product development and start up costs                                                   1,279                     --
                                                                                          --------               --------
Gross profit                                                                                21,430                 36,441
Selling and marketing expense                                                               14,538                 12,217
General and administrative expense                                                           3,755                  3,484
Provision for restructuring expense                                                            945                     --
                                                                                          --------               --------
Operating profit                                                                             2,192                 20,740
Interest expense, net                                                                        2,989                  2,764
                                                                                          --------               --------
Income (loss) before income tax expense (benefit)                                            (797)                 17,976
Income tax expense (benefit)                                                                 (271)                  5,942
                                                                                          --------               --------
Net income (loss)                                                                           $(526)               $ 12,034
                                                                                          ========               ========

Earnings Per Common Share:
    Net income (loss) per common share                                                    $ (0.03)                 $ 0.67
                                                                                          ========                 ======

    Weighted-average common shares outstanding                                              18,040                 17,838
                                                                                          ========                 ======

Earnings Per Common Share - Assuming Dilution:
    Net income (loss) per common share assuming dilution                                  $ (0.03)                 $ 0.65
                                                                                          ========                 ======

    Adjusted weighted-average common shares outstanding                                     18,040                 18,594
                                                                                          ========                 ======

Cash Dividend Declared Per Common Share                                                   $ 0.1875                 $ --
                                                                                          ========                 ======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Operations

                                                                                            Nine Months Ended

                                                                                      July 2,                July 4,
                                                                                       2004                    2003
                                                                                       ----                    ----
                                                                                  (In thousands, except per share data)
                                                                                               (Unaudited)

Revenues                                                                             $318,130              $321,990
Cost of goods sold (Notes 3 & 4)                                                      228,762               216,691
New product development and start-up costs                                              3,906                    --
                                                                                     --------              --------
Gross profit                                                                           85,462               105,299
Selling and marketing expense                                                          42,500                38,553
General and administrative expense                                                     10,925                 9,841
Acquisition-related and plant start-up expenses                                            --                 4,939
Provision for restructuring expense                                                       945                    --
                                                                                     --------              --------
Operating profit                                                                       31,092                51,966
Interest expense, net                                                                   8,475                 7,440
                                                                                     --------              --------
Income before income tax expense                                                       22,617                44,526
Income tax expense                                                                      7,455                14,699
                                                                                     --------              --------
Net income                                                                           $ 15,162              $ 29,827
                                                                                     ========              ========

Earnings Per Common Share:
    Net income per common share                                                        $ 0.84                $ 1.68
                                                                                       ======                ======

    Weighted-average common shares outstanding                                         18,039                17,800
                                                                                       ======                ======

Earnings Per Common Share - Assuming Dilution:
    Net income per common share assuming dilution                                      $ 0.82                $ 1.61
                                                                                       ======                ======

    Weighted-average common shares outstanding                                         18,578                18,474
                                                                                       ======                ======

Cash Dividend Declared Per Common Share                                                $0.375                  $ --
                                                                                       ======                  ====

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Stockholders' Equity

                                                                                               Nine Months Ended July 2,
                                                                                                          2004
                                                                                               ---------------------------
                                                                                                     (In thousands)
                                                                                                      (unaudited)
Class A Common Shares
  Balance, beginning of period                                                                                20,064
  Issuance of shares of Class A Common stock through option exercises & other issuances                          110
                                                                                                              ------
  Balance, end of period                                                                                      20,174
                                                                                                              ======

Class A Common Stock
  Balance, beginning and end of period                                                                          $ 20
                                                                                                                ====

Additional Paid-in Capital
  Balance, beginning of period                                                                              $227,234
  Issuance of shares of Class A Common stock through option exercises & other issuances, net                   2,855
  Tax benefit from stock compensation                                                                            431
                                                                                                            --------
  Balance, end of period                                                                                    $230,520
                                                                                                            ========

Treasury Stock
  Balance, beginning of period                                                                              $(46,585)
  Purchase of treasury stock                                                                                  (5,013)
                                                                                                            --------
  Balance, end of period                                                                                    $(51,598)
                                                                                                            ========

Unearned Compensation
 Balance, beginning of period                                                                                 $ (891)
 Earned compensation                                                                                             438
 Issuance of common stock                                                                                       (740)
                                                                                                            --------
 Balance, end of period                                                                                     $ (1,193)
                                                                                                            ========

Other Comprehensive Income (Loss)
  Foreign currency translation adjustment
    Balance, beginning of period                                                                              $1,751
    Change during the period                                                                                   2,152
                                                                                                            --------
    Balance, end of period                                                                                    $3,903
                                                                                                            --------

  Interest rate swaps fair value adjustment
    Balance, beginning of period                                                                            $ (2,519)
    Change during the period                                                                                   1,400
                                                                                                            --------
    Balance, end of period                                                                                  $ (1,119)
                                                                                                            --------

  Total accumulated other comprehensive income                                                                $2,784
                                                                                                            ========

Retained Earnings
  Balance, beginning of period                                                                              $164,495
  Net income                                                                                                  15,162
  Dividends declared                                                                                          (6,764)
                                                                                                            --------
  Balance, end of period                                                                                    $172,893
                                                                                                            ========

Total Stockholders' Equity                                                                                  $353,426
                                                                                                            ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                                                  Three months ended
                                                                                July 2,            July 4,
                                                                                 2004               2003
                                                                                 ----               ----
                                                                                    (In thousands)
                                                                                      (unaudited)

Net income (loss)                                                               $ (526)            $ 12,034

Other comprehensive income

  Net unrealized gains (losses) on qualifying cash flow hedges (net of income tax benefit (expense) of $(593) and $514,
    respectively)                                                                1,152               (1,043)

  Foreign currency translation adjustment (net of income tax
    benefit (expense) of $123 and $(935), respectively)                           (241)               1,900
                                                                                  ----                -----

  Total other comprehensive income                                                 911                  857
                                                                                  ----             --------

  Comprehensive income                                                            $385             $ 12,891
                                                                                  ====             ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                 Consolidated Statements of Comprehensive Income

                                                                                   Nine months ended
                                                                           July 2,                   July 4,
                                                                             2004                     2003
                                                                             ----                     ----
                                                                                    (In thousands)
                                                                                      (unaudited)

Net income                                                                 $15,162                  $29,827

Other comprehensive income

  Net unrealized gains (losses) on qualifying cash flow hedges (net of
  income tax benefit (expense)of $(715) and $1,204, respectively)            1,400                   (2,444)

  Foreign currency translation adjustment (net of income tax
    expense of $(1,056) and $(1,932), respectively)                          2,152                    3,923
                                                                             -----                    -----

  Total other comprehensive income                                           3,552                    1,479
                                                                             -----                    -----

  Comprehensive income                                                     $18,714                  $31,306
                                                                           =======                  =======

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY

                      Consolidated Statements of Cash Flows

                                                                                                           Nine Months Ended

                                                                                                        July 2,             July 4,
                                                                                                          2004               2003
                                                                                                          ----               ----
                                                                                                               (In thousands)
                                                                                                                 (Unaudited)
Operating activities:
Net income                                                                                             $ 15,162            $ 29,827
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                                                        19,479              18,164
    Deferred income tax expense                                                                           7,918              12,885
    Changes in operating assets and liabilities:
           Trade and other receivables                                                                    2,968               2,670
           Prepaid expenses and deposits                                                                 (1,221)               (264)
           Inventory                                                                                     (5,385)            (20,771)
           Accounts payable and accrued expenses                                                        (10,251)             14,510
           Income tax payable                                                                               646                   3
           Other                                                                                         (1,656)             (1,690)
                                                                                                       --------            --------
Net cash provided by operating activities                                                                27,660              55,334

Investing activities:
Purchase of pasta brands                                                                                 (4,276)            (57,583)
Additions to property, plant and equipment                                                              (18,451)            (35,752)
                                                                                                       --------            --------
Net cash used in investing activities                                                                   (22,727)            (93,335)

Financing activities:
Additions to deferred debt issuance costs                                                                  (847)             (1,106)
Proceeds from issuance of debt                                                                           21,900              78,968
Principal payments on debt and capital lease
     obligations                                                                                        (19,691)            (32,972)
Proceeds from issuance of common stock, net of
     issuance costs                                                                                       2,162               2,756
Dividends Paid                                                                                           (3,379)               --
Purchase of treasury stock                                                                               (1,013)            (12,119)
                                                                                                       --------            --------
Net cash provided (used) by financing activities                                                           (868)             35,527
Effect of exchange rate changes on cash                                                                      40                 851
                                                                                                       --------            --------
Net increase (decrease) in cash
   and temporary investments                                                                              4,105              (1,623)

Cash and temporary investments at beginning of period                                                     6,465               8,247
                                                                                                       --------            --------
Cash and temporary investments at end of period                                                        $ 10,570            $  6,624
                                                                                                       ========            ========

Supplemental disclosure of cash flow information:
Note payable exchanged for treasury stock                                                              $  4,000            $   --
                                                                                                       ========            ========
Pasta brands acquired in exchange for common stock                                                     $   --              $  5,000
                                                                                                       ========            ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

                                  July 2, 2004

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 2, 2004 are not necessarily indicative of the results that may be expected for the year ending October 1, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended October 3, 2003.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year which ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal year 2004 included thirteen weeks of activity and fiscal 2003 included fourteen weeks of activity and are included in the nine-month periods ended July 2, 2004 and July 4, 2003, respectively.

Inventories

Inventories are stated using product specific standard costs which approximate the lower of cost determined on a first-in, first-out (FIFO) basis, or market.
Inventories consist of the following:

                                                                             July 2,             October 3,
                                                                              2004                    2003
                                                                            --------                --------
                                                                                    (In thousands)
   Finished goods                                                           $ 70,581                $ 65,024
    Raw materials, packaging materials and  work-in-process                   13,477                  13,736
                                                                              ------                  ------
                                                                            $ 84,058                $ 78,760
                                                                            ========                ========

2.   Stock Options/Earnings Per Share

A summary of the Company's stock option activity:

                                                                Number of Shares
                                                                ----------------
     Outstanding at October 3, 2003                                 2,793,593
          Exercised                                                   (79,530)
          Granted                                                     131,792
          Canceled/Expired                                           (223,441)
                                                                     --------
     Outstanding at July, 2004                                      2,622,414
                                                                    =========

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares were 539,000 shares for the nine-month period ended July 2, 2004, and
756,000 and 674,000 shares for the three-month and nine-month periods ended July
4, 2003, respectively. Otherwise dilutive securities consisting of options to purchase the Company's Class A common stock amounting to 430,000 shares for the three-month period ended July 2, 2004, were excluded from the calculation of diluted weighted average common shares as the effect would have been anti-dilutive.

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

                                                           Three months ended                    Nine months ended
                                                        July 2,            July 4,            July 2,          July 4,
                                                          2004              2003                2004             2003
                                                          ----              ----                ----             ----

Net income (loss), as reported                           $(526)            $12,034             $15,162         $29,827
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                           (985)             (1,193)             (2,971)        (4,443)
                                                          ----              ------              ------         ------

Pro forma net income (loss)                            $(1,511)            $10,841             $12,191         $25,384
                                                       ========            =======             =======         =======
Earnings (loss) per share:
     Basic - as reported                               $ (0.03)              $0.67               $0.84           $1.68
                                                       ========              =====               =====           =====
     Basic - pro forma                                 $ (0.08)              $0.61               $0.68           $1.43
                                                       ========              =====               =====           =====
     Diluted - as reported                             $ (0.03)              $0.65               $0.82           $1.61
                                                       ========              =====               =====           =====
     Diluted - pro forma                               $ (0.08)              $0.58               $0.66           $1.37
                                                       ========              =====               =====           =====

3. Restructuring and Rightsizing Program

During the third fiscal quarter of 2004, the Company announced a restructuring and rightsizing program to better align its production capacity and cost structure with the Company's current business and operating profile and the current pasta industry environment. The restructuring program responds to industry-wide reductions in demand related to recent changes in consumer diet trends and to manufacturing overcapacity in the pasta industry. The key strategic elements of the restructuring program include reductions in the
Company's workforce, manufacturing capacity and inventory levels and the related reconfiguration of its distribution network. In that regard, in July 2004, the
Company indefinitely suspended operations at one of its manufacturing facilities; temporarily halted production at two of its four domestic manufacturing facilities; and began preparing to exit eight of its leased domestic distribution centers. As a result of the restructuring and rightsizing, production capacity and output will more effectively match anticipated sales demand, significant cost savings are expected to be generated and lower inventory levels will be achieved.

During the third fiscal quarter of 2004, the Company recorded $945,000 of restructuring expenses. These expenses include employee severance and termination benefits and lease costs. The severance and benefit costs relate to the termination of approximately 14% of the Company's workforce, a majority of whom were employed at manufacturing locations. Lease costs relate to the commitments and termination costs for certain leased warehouses that will no longer be required due to the distribution network restructuring facilitated by reduced inventory levels. The table below sets forth the significant cost components and related activity in the restructuring program during the third fiscal quarter (such costs are reflected in the accompanying consolidated statement of income (loss) in the line item entitled "Provision for restructuring expense"):

                                          Restructuring-       Non-Cash           Cash            Balance at
                                          Related Charges       Charges         Payments         July 2, 2004
                                          ---------------       -------         --------         ------------
                                                                         (in 000's)
Employee severance and termination
benefits                                      $ 683               $--             $ --              $ 683
Lease costs                                     117                --               --                117
Other                                           145                --              (57)                88
                                              -----              -----            -----              -----
Total                                         $ 945               $--             $(57)              $ 888
                                              =====              =====            =====              =====

As of July 2, 2004, the remaining liability related to the accrual of the restructuring costs during the third fiscal quarter was $888,000 and is included in "Accrued expenses" on the accompanying consolidated balance sheet.

4. Cost of Goods Sold

As discussed in Note 3, a key strategic element of the Company's restructuring and rightsizing program is the reduction of inventory levels through decreasing manufacturing capacity, resulting in reductions of manufacturing output from previous levels. This strategic objective will be accomplished through the suspension of one plant's operations, the temporary shutdown of two other plants and by reducing slow moving inventory. The Company recognized $5.5 million of expenses in the third fiscal quarter of 2004 related to this strategic objective. Such expenses are included in "Cost of goods sold" in the accompanying consolidated statement of income (loss).

These costs include $3.5 million of manufacturing costs that have been incurred during the fiscal year which were expected to be absorbed as production costs during the year. The Company sets inventory cost standards based upon expected annual production levels. As a result of the actions taken to implement the restructuring and rightsizing program, including the suspension of production at the Kenosha facility and the other temporary shutdowns, the Company determined that these costs would not be absorbed through production as product costs and were recognized as cost of goods sold. In addition, approximately $2.0 million was recognized as a provision for slower moving and discontinued inventory.

5. Continued Dumping and Subsidy Offset Act of 2000

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

In the first quarter of fiscal 2003, the Company received $2.4 million under the
Act and recognized the revenue income ratably in each quarter over the fiscal year. Beginning with the current fiscal year, the Company is recognizing the entire Byrd Amendment payment as revenue in the quarter in which the amount and the right to receive the payment can be reasonably determined. As such, $1.5 million related to fiscal 2004 was recognized as revenue in the three months ended April 2, 2004. Payment in the amount of $769,000 was received in the quarter ended July 2, 2004. The remaining $731,000 is expected to be received in the fourth quarter of fiscal 2004 or in the first quarter of fiscal 2005.

It is not possible to reasonably estimate the potential amount, if any, to be received in future periods beyond fiscal 2004.

6. Brand Acquisitions

On January 5, 2004, the Company repurchased for $5.0 million, the shares issued pursuant to the Mrs. Leeper's Specialty Pasta acquisition and paid $3.0 million in lieu of the scheduled cash earn out tied to sales and profit growth over the next two years.

7. Dividend Plan

On June 25, 2004, the Company announced that the Board of Directors authorized the payment of a quarterly dividend of 18.75 cents per share, payable to shareholders of record as of July 6, 2004, to be paid on July 20, 2004. The aggregate amount of the dividend, totaling $3,385,000, is recorded in accrued expenses in the accompanying July 2, 2004 consolidated balance sheet. In addition, the Company paid in the third quarter an aggregate dividend of $3,379 million (18.75 cents per share) which was declared in the second quarter.

8. Amendment to Credit Facility

Effective June 29, 2004, the Company's revolving credit agreement was amended to change the definitions of "Consolidated EBITDA" and "Fixed Charge Coverage
Ratio" and increase the Maximum Leverage Ratio and decrease the Minimum
Consolidated EBITDA allowed under the credit agreement. The original terms of the facility, other than those addressed above, remain generally the same.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The discussion set forth below, as well as other portions of this Quarterly
Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our 8-K dated July
28, 2004. That report has been filed with the Securities and Exchange Commission
(the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the
SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly
Report to reflect future events or developments.

In this report, we have identified certain expenses, either shown separately on our income (loss) statement, or included within other broader expense categories and has provided net income, gross operating margin, and earnings per share amounts on a basis as adjusted for these expenses. We have also provided information about its "free cash flow". The adjusted net income, gross operating margin, and earnings per share amounts and free cash flow are non-GAAP financial measures which management believes provide useful information about our operating results and cash generation. These amounts should be read in conjunction with our GAAP financial statements included in the report.

Results of Operations

Overview

We believe we are the largest producer of dry pasta in North America. We began operations in 1988. We believe our singular focus on pasta, our vertically-integrated facilities and highly efficient production facilities focused primarily on specific market segments and our highly skilled workforce make us a more efficient company and enable us to produce high-quality pasta at very competitive costs. We believe that the combination of our low cost structure, the addition of several new brands to our portfolio of brands, our scalable production facilities and our key customer relationships create opportunity for continued growth.

We generate revenues in two customer markets: retail and institutional. Retail market revenues include the revenues from sales of our pasta products to customers who resell the pasta in retail channels. These revenues represented
73.5% and 74.9% of our total revenue for the nine months ended July 2, 2004 and
July 4, 2003, respectively, and include sales to club stores and grocery retailers, and encompass sales of our private label and branded products.
Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice market. It also includes revenues from opportunistic sales to government agencies and other customers that we pursue periodically when capacity is available to increase production volumes and thereby lower average unit costs. The institutional market represented 26.5% and 25.1% of our total revenue for the nine months ended July 2, 2004 and July 4, 2003, respectively.

During the quarter, the dry pasta category in the United States experienced year-over-year declines in consumption in excess of 5%. In our view this category decline, which had significant impact on the Company's results for the quarter versus the year ago quarter, is attributable to dietary concerns by the
American consumer related to carbohydrates. As discussed more fully below, these consumption declines have resulted in significant revenue declines for the
Company, which in turn were the genesis of the restructuring and rightsizing program initiated in the current quarter. Looking forward over the balance of fiscal year 2004, we do not anticipate a change in current consumer trends. As a result, we may further adjust or reduce certain production schedules and incur other costs to reduce inventories and other elements of our cost structure.

Average sales prices for our non-branded products vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average prices for our branded products are also based on competitive market factors. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix).
Generally, average retail sales prices are higher than institutional sales prices. Selling prices of our branded products are significantly higher than selling prices in our other business units, including private label. This results in higher revenues, gross profits, and gross margin percentages than our non-branded businesses. Our new reduced carb product line generates significantly higher per unit revenue than our other products. Revenues are reported net of cash discounts, product returns, and certain promotional allowances.

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

We introduced a portfolio of new reduced carb and low carb products in early fiscal 2004, designed to help mitigate the impact of general pasta consumption declines. With the introduction of our reduced carb product line, we have incurred $3.9 million of new product development and start-up costs ($2.6 million in the second quarter, and an additional $1.3 million in the current quarter). These costs represent the upfront "investment" in a portfolio of new products expected to address carbohydrate awareness among consumers. These costs included formulation development and product testing of a portfolio of low and reduced carb products; incremental manufacturing and logistics costs including unplanned downtime on dedicated lines, efficiency losses, and excess product waste; overcoming limited short-term raw material availability and sourcing issues (blending, transportation, etc.); and quality assurance, outside testing and other direct product development costs. Consumer feedback received on the quality of our products has been favorable and while the early demand was relatively strong, more recent sales trends have not met our expectations. This segment has not yet grown to become a significant component of the pasta market and while we believe reduced carb products will fulfill a relevant role in the diets of some consumers, the product line will not be a significant driver of our sales in the short-term and will not compensate for volume declines and associated profits of traditional pasta.

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

Selling and marketing costs constituted 13.4% and 12.0% of revenues for the nine months ended July 2, 2004 and July 4, 2003, respectively. We expect these costs to remain higher than a year ago during the fourth quarter of fiscal 2004, primarily due to the continued support of reduced carb pasta and as a result of increased price competition.

Critical Accounting Policies

This discussion and analysis discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States. As discussed in Note 1 to our October 3, 2003 consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the method of accounting for stock options, and the estimates used to record allowances for doubtful accounts, slow-moving and discontinued inventory and derivatives. Our management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to our October 3, 2003

consolidated financial statements for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

Long Lived Assets. In accordance with Statement of Financial Accounting
Standards (SFAS) No. 144, "Accounting For Impairment or Disposal of Long-lived
Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In conjunction with our restructuring and rightsizing program, we indefinitely suspended operations at our Kenosha, Wisconsin manufacturing facility. We have reviewed this facility for impairment and have determined that none exists at this time.

Impairment Testing of Intangible Assets. In accordance with Statement of
Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible
Assets," we do not amortize the cost of intangible assets with indefinite lives.
SFAS No. 142 requires that we perform certain fair value based tests of the carrying value of indefinite lived intangible assets at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our impairment testing is in progress, and is expected to be completed during the fourth quarter of this fiscal year. These impairment tests are impacted by judgments as to future cash flows and other considerations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future events could cause our management to conclude that impairment indicators exist and that the value of intangible assets is impaired.

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

Restructuring and Rightsizing Program

The pasta industry continues to experience the significant changes that have been seen over the last 12-14 months, with U.S. pasta consumption continuing to decrease as a result of recent changes in consumer diet trends. During this period, we estimate the decline in industry-wide consumption to be over 100 million annualized pounds. Retail consumption of dry pasta (as measured by AC
Nielsen) declined by 5% in volume for the 13 weeks ended July 10, 2004. The production overcapacity that exists within the pasta industry, combined with decreasing consumer demand, has resulted in a highly competitive market share battle with pricing levels and operating margins coming under increasing pressure.

During the third fiscal quarter of 2004, we announced a restructuring and rightsizing program to better align our production capacity and cost structure with our current business and operating profile and the current pasta industry environment. The restructuring and rightsizing program responds to industry-wide reductions in demand related to recent changes in consumer diet trends and to manufacturing overcapacity in the pasta industry.

The key strategic elements of the restructuring and rightsizing program include reductions in our workforce, manufacturing capacity and inventory levels and the related reconfiguration of our distribution network. In that regard, in July
2004 we indefinitely suspended operations at one of our manufacturing facilities
(Kenosha, Wisconsin); temporarily halted production at two of our four domestic manufacturing facilities (Excelsior Springs, Missouri and Columbia, South
Carolina); and began preparing to exit eight of our leased domestic distribution centers. As a result of the restructuring and rightsizing, our production capacity and output will more effectively match our anticipated sales demand and we expect to generate significant cost savings and lower our inventory levels.
We are recognizing restructuring expenses relating to this program in the third and fourth quarters of fiscal year 2004.

A key strategic element of our restructuring and rightsizing program is the reduction of inventory levels. As noted above, this will be accomplished through the suspension of one plant's operations and the temporary shutdowns of two other plants, as well as reducing our slow moving and discontinued inventory.
Related to this element of the strategy, we will recognize certain expenses in the third and fourth quarters of fiscal year 2004. These expenses will include manufacturing costs that have been incurred during the fiscal year which were expected to be absorbed as production costs during the year. We set inventory cost standards based upon our expected annual production levels. As a result of the actions taken to implement the restructuring and rightsizing program, including the suspension of production at the Kenosha facility and the other temporary shutdowns, we have determined that these costs will not be absorbed through production as inventory costs and we are recognizing these costs in the third and fourth quarters of fiscal 2004. In addition, we recorded a provision for slower moving and discontinued inventory in the third quarter.

Third quarter fiscal 2004 compared to third quarter fiscal 2003.

Revenues. Total revenues decreased $1.1 million, or 1.1%, to $103.2 million for the three-month period ended July 2, 2004, from $104.3 million for the three-month period ended July 4, 2003. Revenues increased $0.7 million, or 0.7%
due to higher volumes and decreased $1.8 million or 1.8%, due to lower average selling prices in part due to competitive pricing pressures, and the reduction of revenue recognized from the Continued Dumping and Subsidy Offset Act of 2000
(CDSOA). We did not recognize revenue under the CDSOA in the third current fiscal quarter versus $0.6 million in revenue in the year ago quarter.

Revenues from the Retail market decreased $3.2 million, or 4.1%, to $73.8 million for the three-month period ended July 2, 2004, from $77.0 million for the three-month period ended July 4, 2003. Revenues decreased $0.8 million or
1.0%, due to volume declines and decreased $2.4 million, or 3.1% due to lower average selling prices in part due to competitive pricing pressures, and the reduction of revenue recognized from the CDSOA.

Revenues for the Institutional market increased $2.1 million, or 7.6%, to $29.4 million for the three-month period ended July 2, 2004, from $27.3 million for the three-month period ended July 4, 2003. Revenues increased $1.1 million or
3.9%, due to higher volumes, and increased $1.0 million, or 3.7% due to higher average selling prices and changes in sales mix.

Cost of Goods Sold. Per unit manufacturing cost increases were due primarily to lower actual production volumes than expected in original operating plans. The lower utilization of production capacity, combined with a manufacturing and logistics cost structure that includes proportionately higher levels of fixed costs, resulted in the substantial increase in cost of goods sold and lower gross profit. In addition, inflationary factors including higher utilities and freight costs, negatively impacted cost of goods sold.

The costs of our inventory reduction strategy, a key component of our
Restructuring and Rightsizing Program, totaled $5.5 million during the third quarter of 2004. These costs, included in cost of goods sold, include $3.5 million of manufacturing costs that have been incurred during the fiscal year which were expected to be absorbed as production costs during the year. We set inventory cost standards based upon expected annual production levels. As a result of the actions taken to implement the restructuring and rightsizing program, including the suspension of production at the Kenosha facility and the other temporary shutdowns, it was determined that these costs will not be absorbed as product costs and were recognized as cost of goods sold. It is anticipated that an additional $3.5 - $4.0 million of such costs will be recognized in the fourth quarter of 2004. In addition, approximately $2.0 million is being recognized as a provision for slower moving and discontinued
inventory.

New Product Development and Start-up Costs. The new product development and start-up costs of $1.3 million for the quarter ended July 2, 2004 related to our reduced carb products. These costs included formulation development and product testing of a portfolio of low and reduced carb products; incremental manufacturing and logistics costs including unplanned downtime on dedicated lines, efficiency losses, and excess product waste; overcoming limited short-term raw material availability and sourcing issues (blending, transportation, etc.); and quality assurance, outside testing and other direct product development costs.

Gross Profit. Gross profit decreased $15.0 million, or 41.2% to $21.4 million for the three-month period ended July 2, 2004, from $36.4 million for the three-month period ended July 4, 2003. Gross profit was impacted by a number of factors as compared to the prior year's third quarter; including revenue decreases of $1.1 million (as discussed above), higher per unit manufacturing costs and the costs of our inventory reduction strategy (as discussed above).
Also included in the 2004 quarter gross profit is the impact of the $1.3 million charge for incremental costs associated with the new product development.

Gross profit as a percentage of revenues decreased to 20.8% for the three-month period ended July 2, 2004 from 34.9% for the three month period ended July 4,
2003, principally due to the $1.3 million of incremental costs incurred and higher costs discussed above, and the decrease in the revenue associated with the CDSOA. Excluding the impacts of the inventory reduction charge of $5.5 million and the new product development and start-up expenses of $1.3 million, gross margins were 27.4% for the quarter.

Selling and Marketing Expense. Selling and marketing expense increased $2.3 million, or 19.0%, to $14.5 million for the three-month period ended July 2,
2004, from $12.2 million for the three-month period ended July 4, 2003 primarily due to introductory marketing support for the new reduced carb product line of
$2.2 million. Selling and marketing expense as a percentage of revenues increased to 14.1% for the three-month period ended July 2, 2004, from 11.7% for the comparable prior year period.

General and Administrative Expense. General and administrative expenses increased $0.3 million, or 7.8%, to $3.8 million for the three-month period ended July 2, 2004 from $3.5 million for the three-month period ended July 4,
2003 primarily due to increased investments in information technology and the cost of regulatory compliance. General and administrative expense as a percentage of revenues increased to 3.6% for the three-month period ended July
2, 2004 from 3.3% for the comparable prior year period.

Provision for Restructuring Expense. During the three-month period ended July 2,
2004, $0.9 million of restructuring expenses were recorded relating to the restructuring and rightsizing program announced in the third quarter of 2004.
These costs included employee severance and termination benefits and lease costs. The severance and benefit costs relate to the termination of 14% of our workforce, a majority of whom were employed at manufacturing locations. Lease costs relate to the commitments and termination costs for certain leased warehouses that will no longer be required due to the distribution network restructuring facilitated by reduced inventory levels. It is anticipated that an additional $2.0 - $2.5 million of restructuring expenses will be recorded in the fourth fiscal quarter of 2004.

Operating Profit. Operating profit for the three-month period ended July 2,
2004, was $2.2 million, a decrease of $18.5 million or 89.4% from the $20.7 million reported for the three-month period ended July 4, 2003. Operating profit decreased as a percentage of revenues to 2.1% for the three-month period ended
July 2, 2004, from 19.9% for the three-month period ended July 4, 2003 as a result of the factors discussed above.

Interest Expense. Interest expense for the three-month period ended July 2,
2004, was $3.0 million, increasing $0.2 million or 8.1% from the $2.8 million reported for the three-month period ended July 4, 2003. The increase in interest is attributable to higher interest rates in the current quarter versus a year ago, offset partially by the impact of lower debt levels than a year ago.

Income Tax. Income tax expense (benefit) for the three-month period ended July
2, 2004, was ($0.3) million, compared to $5.9 million reported for the three-month period ended July 4, 2003, and reflects effective income tax rates of approximately 34.0% and 33.0% respectively.

Net Income (Loss). Net income (loss) for the three-month period ended July 2,
2004, was ($0.5) million, decreasing $12.6 million or 104.4% from the $12.0 million reported for the three-month period ended July 4, 2003. Diluted earnings
(loss) per common share were ($0.03) per share for the three-month period ended
July 2, 2004 compared to $0.65 per share for the three-month period ended July
4, 2003, primarily due to the factors above.

Excluding certain expenses totaling $9.9 million before tax ($6.5 million after tax, or $0.35 per diluted share), net income would have been $6.0 million, or
$0.32 per diluted share. Such excluded expenses are comprised of $0.9 million in restructuring expenses, $5.5 million of costs related to inventory reduction strategy (included in cost of goods sold) and $3.5 million of expenses related to new product introduction (comprised of new product development and start-up expenses of $1.3 million and related marketing expenses of $2.2 million).

Nine months fiscal 2004 compared to nine months fiscal 2003.

Revenues. Revenues decreased $3.9 million, or 1.2%, to $318.1 million for the nine-month period ended July 2, 2004, from $322.0 million for the nine-month period ended July 4, 2003. Revenues decreased $13.6 million, or 4.2% due to volume declines and increased $9.7 million, or 3.0% due to higher average selling prices and the impact of revenue recognized from the CDSOA. Also impacting the comparability of revenue is a 39-week period in fiscal 2004 versus a 40-week period in fiscal 2003. Revenues were affected by declining category sales due in part to current reduced carbohydrate awareness trends in the
American diet.

Revenues for the Retail market decreased $7.2 million, or 3.0%, to $234.0 million for the nine-month period ended July 2, 2004, from $241.2 million for the nine-month period ended July 4, 2003. Revenues decreased $16.9 million, or

7.0% due to volume declines and increased $9.7 million, or 4.0% due to higher average selling prices and the impact of revenue recognized from the CDSOA.

Cost of Good Sold. As discussed above relating to the three-month period ended
July 2, 2004, per unit manufacturing cost increases were due primarily to lower actual production volumes and inflationary factors including higher utilities and freight costs. The costs related to our inventory reduction strategy totaled
$5.5 million during the nine-month period.

Revenues for the Institutional market increased $3.3 million, or 4.1%, to $84.2 million for the nine-month period ended July 2, 2004, from $80.8 million for the nine-month period ended July 4, 2003. Revenues increased $1.0 million or 1.2%
due to volume increases and increased $2.3 million, or 2.9% due to higher average selling prices.

New Product Development and Start-up Costs. The new product development and start-up costs of $3.9 million for the nine-month period ended July 2, 2004 related to our reduced carb products. These costs included: formulation development and product testing of a portfolio of low and reduced carb products;
incremental manufacturing and logistics costs including unplanned downtime on dedicated lines, efficiency losses, and excess product waste; overcoming limited short-term raw material availability and sourcing issues (blending, transportation, etc.); and quality assurance, outside testing and other direct product development costs.

Gross Profit. Gross profit decreased $19.8 million, or 18.8% to $85.5 million for the nine-month period ended July 2, 2004, from $105.3 million for the nine-month period ended July 4, 2003. Gross profit was impacted by a number of factors as compared to the prior year period; including revenue decreases of
$3.9 million (as discussed above), higher per unit manufacturing costs and the costs of our inventory reduction strategy. Also included in the 2004 nine-month period gross profit is the impact of the $3.9 million charge for incremental costs associated with the development and start-up of our new line of reduced carb products.

Gross profit as a percentage of revenues decreased to 26.9% for the nine-month period ended July 2, 2004, from 32.7% for the nine-month period ended July 4,
2003. The decrease was principally due to the revenue and cost factors noted
above. Excluding the impacts of the inventory reduction charge of $5.5 million and the new product development and start-up expenses of $3.9 million, gross margins were 29.8% for the nine-month period ended July 2, 2004.

Selling and Marketing Expense. Selling and marketing expense increased $3.9 million, or 10.2%, to $42.5 million for the nine-month period ended July 2,
2004, from $38.6 million for the nine-month period ended July 4, 2003, primarily due to introductory marketing support for the new reduced carb product line of
$2.2 million and other marketing support of our brands. Selling and marketing expense as a percentage of revenues increased to 13.4% for the nine-month period ended July 2, 2004, from 12.0% for the comparable prior year period.

General and Administrative Expense. General and administrative expense increased
$1.1 million, or 11.0%, to $10.9 million for the nine-month period ended July 2,
2004, from $9.8 million for the comparable prior period. Certain general and administrative expenses as a percentage of revenues increased to 3.4% for the nine-month period ended July 2, 2004, from 3.1% for the nine-month period ended
July 4, 2003. This is attributable primarily to increased information technology, organization-related costs, and the cost of regulatory compliance.

Acquisition-Related and Plant Start-up Expenses. The acquisition-related and plant start-up expenses of $4.9 million for the nine-month period ended July 4,
2003 consisted of incremental costs associated with the brand acquisitions and plant start-up costs related to the Arizona facility.

Provision for Restructuring Expense. As discussed above, during the three-month period ended July 2, 2004, $0.9 million of restructuring expenses were recorded relating to the restructuring and rightsizing program announced in the third quarter of 2004.

Operating Profit. Operating profit for the nine-month period ended July 2, 2004, was $31.1 million, a decrease of $20.9 million or 40.2% from the $52.0 million reported for the nine-month period ended July 4, 2003. Operating profit decreased as a percentage of revenues to 9.8% for the nine-month period ended
July 2, 2004, from 16.1% for the nine-month period ended July 4, 2003 as a result of the factors discussed above.

Interest Expense. Interest expense for the nine-month period ended July 2, 2004, was $8.5 million, increasing $1.0 million or 13.9% from the $7.4 million reported for the nine-month period ended July 4, 2003. The increase in interest is primarily attributable to lower capitalized interest compared to a year ago when we were completing our Tolleson, Arizona facility.

Income Tax. Income tax expense for the nine-month period ended July 2, 2004, was
$7.5 million, decreasing $7.2 million from the $14.7 million reported for the nine-month period ended July 4, 2003, and reflects an effective income tax rate of approximately 33.0% in both periods.

Net Income. Net income for the nine-month period ended July 2, 2004, was $15.2 million, decreasing $14.7 million or approximately 49.2% from the $29.8 million reported for the nine months ended July 4, 2003. Diluted earnings per common share were $0.82 per share for the nine-month period ended July 2, 2004 compared to $1.61 per share for the nine-month period ended July 4, 2003, primarily due to the factors described above. Net income as a percentage of net revenues was
4.8% versus 9.3% in the prior year.

Excluding certain expenses totaling $12.5 million before tax ($8.3 million after-tax, or $0.44 per diluted share), net income would have been $23.5 million, or $1.26 per diluted share. Such excluded expenses are comprised of the
$9.9 million of expenses incurred in the three-month period ended July 2, 2004 described above and $2.6 million of new product development and start-up expenses incurred earlier in the fiscal year.

Financial Condition and Liquidity

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $10.6 million, and working capital totaled $106.9 million at July 2, 2004.

Our net cash provided by operating activities totaled $27.7 million for the nine-month period ended July 2, 2004 compared to $55.3 million for the nine-month period ended July 4, 2003. This decrease of $27.7 million was primarily due to lower net income and higher working capital requirements. Cash provided by operating activities for the nine-month period ended July 2, 2004 was reduced by an increase in inventory of $5.4 million and a decrease in accounts payable and accrued expenses of $11.1 million. The decrease in payables is related to cost reduction programs and related supplier agreements. We expect a significant benefit in cash flow during the fourth quarter from the reduction of inventories estimated to be in a range of $10-15 million.

Cash used in investing activities principally relates to the purchase of pasta brands and investments in manufacturing, distribution, milling and management information system assets. In September 2002, we purchased the Lensi brand, and in October 2002, we purchased the Martha Gooch and LaRosa brands. In addition, we purchased the Golden Grain/Mission pasta brand and the Mrs. Leeper's pasta brand in January 2003 and February 2003, respectively, which accounted for the
$57.6 million in the period ended July 4, 2003. Additional cash payments relative to these acquisitions were made in the period ending July 2, 2004 in the amount of $4.3 million. Capital expenditures were $18.5 million for the nine-month period ended July 2, 2004 compared to $35.8 million in the comparable prior year period.

Net cash used by financing activities was $0.9 million for the nine-month period ended July 2, 2004 compared to cash provided by financing activities of

$35.5 million for the nine-month period ended July 4, 2003. The net borrowings of $46.0 million in the fiscal 2003 period relates to the purchase of the Golden
Grain/Mission pasta brand and the purchase of treasury stock. We paid dividends of $3.4 million in the nine-month period ended July 2, 2004.

We continue to use our available credit facility as well as cash from operations to fund capital expenditures, repayments of debt, and working capital requirements. On June 25, 2004, the Company announced that the Board of
Directors authorized the payment of a quarterly dividend of 18.75 cents per share, payable to shareholders of record as of July 6, 2004, to be paid on July
20, 2004.

Thus, we expect that future cash provided by operating activities will principally be used for repayments of indebtedness, working capital requirements, capital expenditures and dividends.

  Selected Contractual
     Obligations at                                     Payments Due by Period
      July 2, 2004                                          (In thousands)
                           ----------------------------------------------------------------------------------
                                Total           Less than         1-3 years       4-5 years        After
                                                  1 year                                          5 years
                           ----------------------------------------------------------------------------------
Long term debt                  $309,257        $ 2,000            $307,257            $ --          $ --
obligations

Capital lease obligations             88             37                  51              --            --

Raw material obligations          33,233         10,816             17,417            2,000         3,000
                                --------        -------           ---------          ------        ------
Total contractual cash
obligations                     $342,578        $12,853            $324,725          $2,000        $3,000
                                ========        =======            ========          ======        ======

Additionally, we have approximately $2.0 million in expenditures remaining under capital programs. We expect to fund these commitments from operations and borrowing capacity under our credit facility. At this time, the current and projected borrowings under the credit facility do not exceed the facility's available commitment. The facility matures on October 2, 2006. We anticipate that any borrowing outstanding at that time will be satisfied with funds from operations or will be refinanced. We currently have no other material commitments.

We believe that net cash provided by operating and financing activities will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with an aggregate notional amount of
$110.0 million outstanding at July 2, 2004. The estimated fair value of the interest rate swap agreements was $1.7 million and is the amount we would be required to pay to terminate the swap agreements at July 2, 2004. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.7 million for the quarter ended July 2, 2004.

At July 2, 2004 we had a net investment in our Italy operations of (euro)44.0 million ($52.0 million). We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility in the U.S. At July 2, 2004, long-term debt includes obligations of (euro)37.5 million ($45.6 million).
Interest on our Euro debt is at variable rates and based on Euribor market rates. Changes in the U.S.

dollar equivalent of euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholder's equity.

The functional currency for our Italy operations is the Euro. We have transactional exposure to various other European currencies, primarily the
British pound. Our net annual transactional exposure is approximately (euro)14.0 million ($17.1 million). We frequently use forward purchase contracts to hedge this exposure. At July 2, 2004, we have outstanding forward contracts of
(euro)6.3 million ((pound)1.2 million).

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-----------------------------------
                  Not applicable

Item 2.           Changes in Securities and Use of Proceeds
-----------------------------------

(e) The following table provides the information with respect to purchases made by the Company of shares of its common stock during the third quarter of 2004:

                                                                                Total Number of
                                                                               Shares Purchased      Approximate Dollar
                                                                                  as Part of        Value of Shares that
                                          Total Number of    Average Price    Publicly Announced    May Yet Be Purchased
                 Period                   Shares Purchased   Paid per Share          Plan            Under the Plan (1)
----------------------------------------- ----------------- ----------------- -------------------- ------------------------

April 3 to April 30                                --               --                   --                  $7,881,000
May 1 to May 28                                    --               --                   --                   7,881,000
May 29 to July 2                                   --               --                   --                   7,881,000
                                                   --

Total                                              --               --                   --
                                                =====            =====                =====

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

Item 5.           Other Information
-------------------------------
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
-------------------------------
                (a) Exhibits.

                    4.1 Third amendment, dated as of June 29, 2004 to the Credit
                    Agreement, dated July 16, 2001, among American Italian Pasta
                    Company, various financial institutions and Bank of America,
                    N.A. as administrative agent.

                    31.1 Certification of CEO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

                    31.2 Certification of CFO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

                    32. Certification of the CEO and CFO Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002.

                (b) Reports on Form 8-K.

                    We furnished a report on Form 8-K on April 13, 2004,
                    announcing lowered guidance for 2004 and that second quarter sales and profits will be below internal targets.

                    We furnished a report on Form 8-K on April 28, 2004,
                    announcing second quarter earnings.

                    We filed a report on Form 8-K on June 23, 2004, announcing a
                    Restructuring and Rightsizing Program.

                    We filed a report on Form 8-K on June 25, 2004, announcing a quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

July 30, 2004                              /s/ Timothy S. Webster
------------------                         -----------------------------------
Date                                       Timothy S. Webster
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

July 30, 2004                              /s/ Warren B. Schmidgall
---------------------------                -----------------------------------
Date                                       Warren B. Schmidgall
                                           Executive Vice President and Chief Financial Officer
                                           (Principal Financial and  Accounting  Officer)

                          EXHIBIT INDEX

      Exhibit No.        Description
      -----------        -----------

          4.1            Third amendment, dated as of June 29, 2004, to the Credit
                         Amendment, dated July 16, 2001, among American Italian Pasta
               .         Company, various financial institutions and Bank of America, N.A as administrative agent.

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