Form 10-K
period 2004-10-01
AMERICAN ITALIAN PASTA CO
filed 2004-12-15
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: October 1, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 001-13403

                         AMERICAN ITALIAN PASTA COMPANY
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                               84-1032638
--------------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

         4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri 64116
--------------------------------------------------------------------------------
              (Address of principal executive office and Zip Code)

                                  816-584-5000
   -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
         Class A Convertible Common Stock:  $.001 par value per share
         Registered: New York Stock Exchange

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

As of April 2, 2004 the aggregate market value of the Registrant's Class A
Convertible Common Stock held by non-affiliates (using the New York Stock
Exchange's closing price) was approximately $694,250,856.

The number of shares outstanding as of December 10, 2004 of the Registrant's
Class A Convertible Common Stock was 18,114,523 and there were no shares outstanding of the Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2005 Annual
Meeting of Stockholders are incorporated by reference into Part III of this
Report. The Definitive Proxy Statement will be filed no later than 120 days after October 1, 2004.

                          Certain Cautionary Statements

Certain portions of this annual report on Form 10-K ("Annual Report"), including
"Business Strategy", in Item 1, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by us. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes, estimates, intends, projects, may, will, predicts, or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described below under Item 7 "Risk Factors." Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Annual Report to reflect future events or developments.

                                     PART I

ITEM 1.  BUSINESS

General

American Italian Pasta Company is a Delaware corporation and was incorporated and commenced operations in 1988. Unless the context otherwise indicates, all references in this Annual Report to "the Company", "we", "us", "our", and similar words are to American Italian Pasta Company. The Company believes it is the largest producer and marketer of dry pasta in North America, based on data available from A.C. Nielsen, published competitor financial information, industry sources such as the National Pasta Association, suppliers, trade magazines and our own market research. During the fiscal year ended October 1,
2004, we had revenues of $417.4 million.

We believe that our singular focus on pasta, vertically-integrated facilities, continued technological improvements and development of a highly-skilled workforce enable us to produce high-quality pasta at costs below those of many of our competitors. We believe that the combination of our cost structure, the age of competitive production capacity and our key customer relationships create competitive advantages.

The Company's fiscal year end is the last Friday of September or the first
Friday of October. This results in a 52- or 53-week year depending on the calendar. Our first three fiscal quarters end on the Friday last preceding
December 31, March 31, and June 30 or the first Friday of the following month of each quarter. Fiscal 2004 was 52 weeks and ended on October 1, 2004. Fiscal 2003 was 53 weeks and ended on October 3, 2003. Fiscal 2002 was 52 weeks and ended on
September 27, 2002.

We produce more than 220 dry pasta shapes in vertically integrated milling, production and distribution facilities, located in Excelsior Springs, Missouri,
Columbia, South Carolina, Kenosha, Wisconsin, Tolleson, Arizona, and
Verolanuova, Italy. We have evaluated the operation and efficiency of our plants in relation to our competitors based on discussions with and information from industry sources such as suppliers, the National Pasta Association and trade magazines, public disclosures by other pasta producers and our own internal research. Based on this information, we believe the construction of the Missouri plant in 1988 represented the first use in North America of a vertically integrated, high-capacity pasta plant using Italian milling and pasta production technology. We believe that this plant continues to be among the most efficient and highly automated pasta facilities in North America. The South Carolina plant, which commenced operations in 1995, and the Arizona plant, which commenced operations in fiscal 2003, serves both retail and institutional customers. The Wisconsin plant, which commenced operations in 1999, is designed to produce pasta primarily for sale to food processors that use dry pasta in their products. The Italy plant, which commenced operations in 2001, serves private label, branded, foodservice, and industrial markets internationally and in the United States. In July 2004, we suspended full operations at our Kenosha,
Wisconsin facility. In October 2004, we partially reactivated this facility for an expected temporary period to improve product availability. The Kenosha plant will remain in a stand-by mode.

The Company's executive offices are located at 4100 N. Mulberry Drive, Suite
200, Kansas

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

Pasta Industry Environment

The pasta industry continued to experience significant changes during fiscal year 2004, as retail pasta demand continued to decline during the year resulting in lower industry sales. Retail grocery consumption of dry pasta (as measured by
A.C. Nielsen) declined significantly in volume by approximately 5% to 6% during the 12 months ended October 2, 2004. We believe the declines in demand result primarily from changes in consumer diet trends to lower carbohydrate consumption awareness. During much of the fiscal year the pasta industry also continued to have manufacturing overcapacity. The combination of overcapacity and declining sales demand resulted in increased price competition and declining industry profit margins. During the latter part of the fiscal year, we reduced our manufacturing capacity by suspending full operations at one our manufacturing facilities (as outlined below) and one of our competitors closed one of their plants. As a result, we believe there have recently been sizeable capacity reductions in the pasta industry as compared to a year earlier.

Restructuring and Rightsizing Program

During the third quarter of fiscal 2004, the Company announced a Restructuring and Rightsizing program to better align its production capacity and cost structure with the Company's current business and operating profile and the current pasta industry environment. The Restructuring and Rightsizing program responded to industry-wide reductions in demand related to recent changes in consumer diet trends and to manufacturing overcapacity in the pasta industry.
The key strategic elements of the Restructuring and Rightsizing program included reductions in the Company's workforce, manufacturing capacity and inventory levels and the related reconfiguration of its distribution network. In that regard, during the fourth quarter of fiscal 2004, we suspended full operations at our Kenosha, Wisconsin manufacturing facility; temporarily shutdown production at two of its four domestic manufacturing facilities; and exited certain leased domestic distribution centers. As a result of the Restructuring and Rightsizing, production capacity and output will more effectively match anticipated sales demand, significant cost savings are expected to be generated and lower inventory levels have been achieved.

During the fiscal year 2004, we recorded $2.9 million of restructuring expenses.
These expenses primarily include employee severance and termination benefits, lease costs, and supply agreement costs. The severance and benefit costs relate to the termination of approximately 14% of the Company's workforce, a majority of whom were employed at manufacturing locations. Lease costs relate to the commitments and termination costs for certain leased warehouses that will no longer be required due to the distribution network restructuring facilitated by reduced inventory levels. Supply agreement costs relate to amounts to be paid under a raw materials supply agreement for our Kenosha plant that includes a minimum purchase commitment not expected to be met in fiscal year 2005 due to the suspension of operations. In addition, $14.1 million of costs were incurred relating to the inventory reduction strategy, a key part of the restructuring and rightsizing program.

Production and manufacturing inefficiency and reduced inventory levels and product availability issues in the initial weeks following the implementation of the Company's restructuring and rightsizing program resulted in customer shipment delays.

Business Strategy

The Company's strategic plan is now focused on returning to several of its historical operating approaches and performance characteristics, including greater profitability, higher margins and lower production cost. To achieve these objectives, our plan includes targeted elimination of certain low margin accounts (primarily private label and ingredient markets) and focused volume growth in key retail and institutional markets to achieve more profitable volume. Furthermore, the plan includes profit improvement through price increases and/or cost reductions for all strategic business units. The new pricing strategy is already being implemented with particular emphasis on the lowest margin volumes. The strategic plan anticipates total revenues in fiscal year 2005 will be lower than fiscal year 2004, due to the impact of continued
consumption declines in the broad pasta market and the effect of optimizing our volume portfolio.

Our anticipated smaller, more profitable volume portfolio will be well matched with our recently adjusted production capacity. We are targeting an operating model that will return us to the high asset utilization and low cost producer status that drove our excellent operating profitability in previous years.

In addition, our strategy is to continue to provide our customers with a full portfolio of pasta products from regional brands, to store brands to authentic
Italian imported products, and specialty products all delivered within the highest quality standards and with exceptional customer service.

Products and Brands

Our product line, comprising over 3,500 items or stock-keeping units ("SKUs"), includes long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. In many instances, we produce pasta to our customers'
unique specifications. We make over 220 different shapes and sizes of pasta products in over 225 package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. We contract with third parties for the production of certain specialized pasta shapes, such as stuffing shells and manicotti, which are necessary to offer customers a full range of pasta products. Purchased pasta represented less than 1% of our total unit volume in fiscal year 2004.

We introduced a portfolio of new reduced carb products in early fiscal 2004, designed to help mitigate the impact of general pasta consumption declines.
While the early demand was relatively strong, subsequent sales trends have not met our expectations. This product line has not yet grown to become a significant component of the pasta market and while we believe reduced carb products will fulfill a relevant role in the diets of some consumers, the product line will not be a driver of our sales in the short-term and will not compensate for recent volume declines in fiscal year 2004 and the associated profits of traditional pasta. In addition, we developed a "low carb" product line during fiscal year 2004 under a supply agreement with Atkins Nutritional
Services ("Atkins"). While early sales levels were encouraging, recent trends and revenues are not achieving the levels originally expected. Under the Atkins agreement, revenues aggregated $5.7 million during fiscal year 2004; however, there were no revenues under this agreement in the fourth quarter of the fiscal year.

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

Marketing and Distribution

We actively sell and market our domestic products through our sales employees and the use of food brokers and distributors throughout the United States,
Canada and Mexico. Our senior management is directly involved in the selling process in all customer markets. Our over-arching sales and marketing strategy is to provide superior quality, a complete product offering, competitive pricing and superior customer service to attract new customers and to maintain and grow pasta sales to existing customers. In the retail segment, we additionally provide a focused mass approach supplying consumer preferred regional brands, private label brands, Italian imports in distinctive packaging and specialty pasta. The Company works with our retail partners to develop marketing and promotional programs specifically tailored to stimulate pasta consumption in their market based upon the retail specific strategy and role for pasta. We have established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement with Sysco, the nation's largest marketer and distributor of food service products. We are also a primary supplier of pasta to Wal*Mart, Inc. and we supply private label and branded pasta to many of the largest grocery retailers in the United States.
We also have long-term supply agreements with several private label customers, and have developed supply relationships with leading food processors, which use our pasta as an ingredient in their branded food products.

Our Italian plant enables us to offer authentic Italian pasta products. This facility serves North American, European, and other International markets with
Branded, Private Label, Industrial and Food Service products.

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

Our primary distribution centers in North America are strategically located in
South Carolina, Missouri and Arizona to serve the national market. We have on-site distribution centers at our South Carolina, Arizona, and Missouri production facilities. Finished products are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for automated palletization and storage until shipping. The combination of integrated facilities and multiple distribution centers enables us to realize significant distribution cost savings and provides lead-time, fill rate and inventory management advantages to our customers. The operation of the Missouri,
South Carolina and Arizona distribution centers is outsourced under a long-term agreement with OHL, Inc., a firm specializing in warehouse and logistics management services.

Our Italian facility uses two public warehouses to serve the European market
(located in the U.K. and Italy) and the U.S. distribution centers for our U.S.
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

Our ability to produce high-quality pasta generally begins with purchasing durum wheat directly from farmer elevators and grower-owned cooperatives in Canada,
North Dakota, Montana, Arizona and California. This purchasing method ensures that the extracted semolina meets our specifications. We have several sources for durum wheat and are not dependent on any one supplier or sourcing area. As a result, we believe that we have adequate sources of supply for durum wheat. We occasionally buy and sell semolina to balance our milling and production requirements. We are one of only three major producers of pasta that own vertically integrated milling and production facilities.

Durum wheat is a cash crop whose market price fluctuates. We manage our durum wheat cost risk through cost pass-through mechanisms and other arrangements with our customers and advance purchase contracts for durum wheat which are generally less than 12 months in duration.

Durum wheat is shipped to our production facilities in Missouri and South
Carolina directly from Canada, North Dakota, and Montana under long-term rail contracts with our most significant rail carriers, the Canadian Pacific Rail
System and Norfolk Southern. Under these agreements, 90% of the volume of wheat shipped into our Missouri mill must be carried by Canadian Pacific and 95% of the volume of wheat shipped into our South Carolina mill must be carried by
Norfolk Southern. There are no requirements on how much total tonnage must be shipped and we control which carriers are used. Accordingly, we are in compliance with such volume obligations.

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

The Horizon Milling Supply Agreement currently has five years remaining on the agreement. We are not required to purchase the durum wheat nor carry the grain inventory. The contract has a "meets competition" clause with respect to tolling fees over the life of the contract. We are obligated to purchase 90% of our yearly semolina and flour requirements for our Kenosha manufacturing plant from
Horizon Milling. We paid Horizon Milling $13.3 million, $20.9 million and $15.5 million for our requirements in fiscal years 2004, 2003 and 2002, respectively.
In all three years the volume exceeded the contractual minimum requirement of 70 million pounds.

In July 2004, we suspended full operations at our Kenosha, Wisconsin facility.
We recognized $.7 million in restructuring expense related to the supply agreement due to the volume requirements for fiscal 2005 that we would not expect to meet due to our decision to suspend operations for fiscal 2005. In October 2004, we partially reactivated this facility for an expected temporary period to improve product availability. The Kenosha plant will remain in a stand-by mode. If the
Kenosha plant remains in a standby mode, or if we permanently shut down the plant, we will not meet the contractual minimum requirement.

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

We are obligated to purchase 80% of our annual Tolleson requirements for semolina from Bay State with an annual minimum of 50 million pounds. We paid Bay
State approximately $10.4 million in fiscal 2004, and $9.4 million in fiscal
2003, and in both years we exceeded the contractual minimum requirement. We purchased no semolina from Bay State in fiscal 2002 because our plant in
Tolleson was not yet operating.

In Europe, we purchase our semolina requirements from Italian mills to meet our specific quality and customer needs.

We purchase our packaging supplies, including poly-cellophane, paperboard cartons, boxes and totes from third parties. We believe we have adequate sources of packaging supplies.

Trademarks and Patents

We hold a number of federally registered and common law trademarks which we consider to be of considerable value and importance to our business including
AIPC, American Italian Pasta Company, American Italian, Mueller's, R & F, Ronco,
Anthony's, Luxury, Pennsylvania Dutch, Mrs. Grass, Martha Gooch, Golden Grain,
Mission and Pasta Lensi. The Company has also registered other marks. Although we hold numerous patents, we do not believe any of the patents to be material to our business.

Dependence on Major Customers

Historically, a limited number of customers has accounted for a substantial portion of our revenues. During the fiscal years ended October 1, 2004, October
3, 2003, and September 27, 2002, Wal*Mart, Inc. accounted for approximately 17%,
15%, and 13%, respectively, and sales to Sysco Corporation accounted for approximately 10%, 10%, and 11%, respectively, of our revenues. We expect to continue to rely on a limited number of major customers for a substantial portion of our revenues in the future. We have an exclusive supply contract with
Sysco (the "Sysco Agreement"). We do not have long-term supply contracts with a substantial number of our other customers, including Wal*Mart, Inc. Accordingly, we are dependent upon our customers to sell our products and to assist us in promoting market acceptance of, and creating demand for, our products. An adverse change in, or termination or expiration without renewal of, our relationships with or the financial viability of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the Sysco Agreement, we are the primary supplier of dry pasta to
Sysco and have the exclusive right to supply dry pasta to Sysco for sale under
Sysco's brand names. Sysco, which operates from approximately 146 operating companies and distribution facilities in the U.S. and Canada, provides products and services to approximately 415,000 restaurants, hotels, schools, hospitals, and other institutions, as well as the U.S. government. Sysco exercised its option to renew its agreement for an additional three years through December 31,
2006, and has an option to renew the agreement up to a maximum of two additional three-year terms. Under the Sysco agreement, we may not supply pasta products to any business other than Sysco in the United Sates that operates as, or sells to, institutions and businesses which provide food for consumption away from home
(i.e. food service businesses) without Sysco's prior consent. The Sysco agreement may be terminated by Sysco upon certain events, including our inability to perform our obligations under the agreement, and such inability to perform persists for three months or more.

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
Some of these companies with which we compete, have longer operating histories, significantly greater brand recognition and financial and other resources. Our products compete with a broad range of food products, both in the retail and institutional customer markets. Competition in these markets generally is based on product quality, pricing, packaging and customer service and logistics capabilities. We believe that we currently compete favorably with respect to these factors.

Our direct competitors include Barilla (a large multi-national Italian-owned company with a

manufacturing facility in the U.S.), U.S. producers of retail and institutional pasta such as New World Pasta LLC, Dakota Growers Pasta Company, Philadelphia
Macaroni Co. Inc. and A. Zerega's Sons, Inc., each an independent producer, and foreign companies such as Italian pasta producer De Cecco. For sales in Europe and other international markets, our Italian plant competes with Barilla and numerous Italian pasta producers.

Our competitive environment depends to a significant extent on the aggregate industry capacity relative to aggregate demand for pasta products. Over the past years, the North American pasta production capacity has contracted. Borden completed the sale of its pasta business during 2001. We bought seven Borden pasta brands, while New World Pasta purchased the remainder of the Borden brands and all of the Borden manufacturing facilities. In 2002, New World Pasta closed three of its North American pasta manufacturing facilities, and in 2004 closed another facility. We estimate the capacity of the four plants closed by New
World Pasta to be approximately 350 million pounds. In late 2003, Barilla opened a plant in Mexico with annual capacity of 150 million pounds through a 50%/50%
joint venture with Grupo de Mexico. In June 2004, we announced the suspension of full operations at our Kenosha, Wisconsin facility as a response to reductions in industry-wide consumer demand for pasta. In October 2004, we partially reactivated this facility for an expected temporary period to improve product availability.

Several foreign producers, based principally in Italy and Turkey, aggressively targeted the U.S. pasta market in the mid-nineties. In 1996, a U.S. Department of Commerce investigation revealed that several Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. Effective July 1996, the U.S. International Trade Commission of the
Department of Commerce ("Commerce"), imposed anti-dumping and countervailing duties on Italian and Turkish imports ("the 1996 Anti-dumping Order"). The
Anti-dumping Order was extended five years through 2006. Accordingly, all
Italian and Turkish producers, (including our Italian subsidiary), are assessed duties of 15% on U.S. imports, subject to review by Commerce. Once reviewed by
Commerce, an importer's duties may increase or decrease depending on Commerce findings. The Commerce has ruled our Italian subsidiary was not subject to duties in fiscal year 2002 and the Company is receiving refunds for duties paid during that year. Although not yet finalized, the Company expects to receive a similar ruling for fiscal year 2003. No duties were paid in fiscal year 2004, and none are expected to be paid, although the Company remains subject to adverse rulings from Commerce. Such duties enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. Bulk imported pasta and pasta produced in the U.S. by foreign firms are generally not subject to such anti-dumping and countervailing duties.

Pasta Markets

Although we have international sales, more than 95% of our revenues in fiscal
2004 were from sales in North America including our Italian produced products.

North American pasta consumption is estimated to have been between 3.5 and 4.0 billion pounds in fiscal 2004. The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery stores, club stores and mass merchants that sell branded and private label pasta to consumers; and (ii)
Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

Pasta is a staple of the North American diet. It is widely recognized that pasta is an inexpensive, convenient and nutritious food. The U.S. Department of
Agriculture places pasta on the foundation level of its pyramid of recommended food groups. Products such as flavored pasta, prepared sauces, boxed pasta dinners, and both frozen and shelf-stable prepared pasta entrees support the lifestyle demands of consumers for convenient at-home meals. Pasta continues to grow in popularity in restaurants as Americans continue to dine away from home more frequently. Recent attention to low carbohydrate diets by certain segments of the U.S. population has significantly impacted the consumption of pasta, and during fiscal 2004, retail sales of dry pasta sold through grocery outlets declined by approximately 5% or 6% versus the previous year, as measured by A.
C. Nielsen.

Customer Markets - Retail: The U.S. retail market includes traditional grocery retailers and fast-growing club store and mass merchants. We are one of the leading producers of

retail dry pasta in the U.S. with a market share of approximately one-third on a volumetric basis consisting of the Company's brands and the Private Label businesses of our customers. The second and third largest purveyors of retail pasta are New World Pasta and Barilla, respectively. Our strategy is to provide our retail partners with a full portfolio of pasta products from regional brands to store brands to authentic italian imported products and speciality products all delivered within the highest quality standards and with exceptional customer service.

Customer Markets - Institutional: The Institutional market includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient. Traditional food service customers include businesses and organizations, that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers.
Most food service distributors obtain their supply of pasta from third party producers like us. The food service market is highly fragmented and is served by numerous regional and local food distributors, including both "traditional" food service customers and chain restaurant customers. Sysco, the nation's largest food service marketer and distributor of food service products and one of the nation's largest commercial purchasers of pasta products, serves approximately
14% of the food service customers in the United States.

The Institutional market also includes sales to food processors who use pasta as an ingredient in their food products such as frozen dinner entrees and side dishes, dry side dish mixes, canned soups and single-serve meals. The consistency and quality of the color, starch release, texture, cooking consistency, and gluten and protein content of pasta produced for food processors is crucial to the success of their products. As a result, food processors have stringent specifications for these attributes.

The size of the Institutional market is affected by the number of food processors that elect to produce pasta internally rather than outsourcing their production. Historically, most pasta used by food processors was manufactured internally for use by food processors in their own products.

Government Regulation; Environmental Matters

We are subject to various laws and regulations relating to the operation of our production facilities, the production, packaging, labeling and marketing of our products and pollution control, including air emissions, which are administered by federal, state, and other governmental agencies. Our production facilities are subject to inspection by the U.S. Food and Drug Administration ("FDA") and
the Occupational Safety and Health Administration, as well as various state agencies.

Our facilities are subject to air permitting by the U.S. Environmental
Protection Agency and/or authorized States under federal and/or state regulations implementing the federal Clean Air Act. Each of our facilities is currently operating under valid permits. Costs to renew these permits are immaterial.

Our facilities are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These
regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

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

In fiscal year 2004, we received the Customs Trade Partnership Against Terrorism
("C-TPAT")

certification from the United States Customs and Border Protection ("CBP")
division of the Department of Homeland Security. CBP developed CTPAT after the
September 11, 2001 terrorist attacks as a way to identify low risk importers and facilitate the efficient release of goods, even under heightened security conditions. To become a participant of C-TPAT, our security measures were reviewed and certified by CBP. C-TPAT certification includes certain benefits to participants and may help reduce the risk of significant delays in the importation of our product.

We believe we are in compliance with all applicable environmental laws and regulations.

Employees

As of October 1, 2004, we employed 589 full-time persons worldwide, of whom 139 were exempt, 32 salaried non-exempt, 209 manufacturing non-exempt, and 209 manufacturing hourly employees. Our U.S. employees are not represented by any labor unions. We consider our employee relations to be excellent.

ITEM 2.  PROPERTIES

Production Facilities: Our pasta production plants are located in Excelsior
Springs, Missouri, Columbia, South Carolina, Kenosha, Wisconsin, Tolleson,
Arizona, and Verolanuova, Italy. Our U.S. facilities are strategically located to support North American distribution of our products and benefit from the rail and interstate highway infrastructure. At October 1, 2004, our facilities had combined annual milling and production capacity of approximately 1.0 billion pounds.

Distribution Centers: We own the distribution centers adjoining our Missouri,
South Carolina, Wisconsin, and Arizona plants. In addition, as of October 1,
2004, we leased space in public warehouses located in Northern California,
Missouri, South Carolina, Arizona, and Indiana. The Indiana lease was terminated in
November 2004 as part of our Restructuring and Rightsizing program.

On November 9, 2004, as part of an amendment to our credit facility, we agreed to provide a collateral interest to our lenders in substantially all of our tangible and intangible domestic assets.

ITEM 3.  LEGAL PROCEEDINGS

From time to time and in the ordinary course of our business, we are named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than such routine litigation, we are not currently involved in any material legal proceedings. In addition, we are not aware of other material potential claims.
While the resolution of the matters described above may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of our stockholders during the fourth quarter of the most recent fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in our
Definitive Proxy Statement which will be filed no later than 120 days after
October 1, 2004. All executive officers are elected annually and serve at the discretion of the Board of Directors. We have employment agreements with all of the executive officers and certain other executive officers.

The following table sets forth certain information about each of our executive officers as of October 1, 2004.

NAME                                AGE   POSITION

Horst W. Schroeder.........         63      Chairman of the Board of Directors

Timothy S. Webster.........         42      President and Chief Executive Officer; Director

Daniel W. Trott............         43      President - AIPC Sales Co.
                                            Executive Vice President - Sales and Marketing

George D. Shadid...........         50      Executive Vice President and Chief Financial Officer

Walter N. George...........         48      Executive Vice President - Operations and Supply Chain

Warren B. Schmidgall.......         54      Executive Vice President

Jerry H. Dear..............         56      Executive Vice President - Special Channels and
                                            Private Label

Horst W. Schroeder has served as the Chairman of the Board of Directors since
June 1991, and as a Director since August 1990. Since 1990, Mr. Schroeder has been President of HWS & Associates, Inc., a Hilton Head, South Carolina
management-consulting firm owned by Mr. Schroeder. Prior to founding HWS &
Associates, Mr. Schroeder served the Kellogg Company, a manufacturer and marketer of ready-to-eat and other convenience food products, in various capacities for more than 20 years, most recently as President and Chief
Operating Officer.

Timothy S. Webster has served as our President since June 1991, as President and
Chief Executive Officer of the Company since May 1992, and as a Director since
June 1989. Mr. Webster joined us in April 1989, and served as Chief Financial
Officer from May 1989 to December 1990 and as Chief Operating Officer from
December 1990 to June 1991.

Daniel W. Trott joined us in August 2003 as Executive Vice President - Sales and
Marketing. Prior to joining the Company, Mr. Trott had worked at PepsiCo from
July 1989 to August 2003, most recently as Vice President, Pepsi-Cola North
America Sales Strategy and Development and Vice President of Sales, Pepsi-Cola
Non-carbonated Beverages.

George D. Shadid began providing consulting services to the Company in May 2004, and in August 2004 joined us as Executive Vice President and Chief Financial
Officer. Previously, Mr. Shadid held various executive positions at Applebee's
International, Inc., a restaurant company, from 1992 to 2003, including Chief
Financial Officer and Chief Operating Officer.

Walter N. George joined us in January 2001 as Senior Vice President - Supply
Chain and Logistics. He was promoted to Executive Vice President - Operations and Supply Chain in January 2003. Prior to joining the Company, Mr. George was
Vice President of Supply Chain for Hill's Pet Nutrition, Inc., a pet food producer, from February 1989 to January 2001.

Warren B. Schmidgall joined us in October 1998 as Senior Vice President and
Chief Financial Officer. He was promoted to Executive Vice President and Chief
Financial Officer in January 2000. In August 2004, he assumed accountability for Human Resources, Information Technology and other Administrative responsibility. Prior to joining the Company, Mr. Schmidgall worked in various executive positions at Hill's Pet Nutrition, Inc., a pet food producer, from
February 1980 to October 1998, including Chief Financial Officer and Executive
Vice President of Operations.

Jerry H. Dear joined us in 1993 as a Business Development Manager. He was named
Vice President - Retail Sales in 1995, Senior Vice President - Retail Markets in
February 1998, and Executive Vice President - Retail Markets in January 2000.
Before joining us, Mr. Dear had worked at Pillsbury from 1983 to 1993, most recently as a Region Business Manager.

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS
         AND ISSUER  REPURCHASES OF EQUITY SECURITIES

Our Class A Convertible Common Stock, par value $0.001 per share (the "common stock") is traded on the New York Stock Exchange under the symbol "PLB".

The range of the high and low prices per share of the common stock for fiscal
2004 and 2003 was as follows:

                                       Year Ended                         Year Ended
                                    October 1, 2004                     October 3, 2003
                                          High              Low              High              Low
                                          ----              ---              ----              ---
First Quarter                           $43.10            $36.08            $41.88            $31.50
Second Quarter                          $41.95            $37.00            $46.01            $34.15
Third Quarter                           $38.99            $27.88            $47.28            $41.23
Fourth Quarter                          $31.13            $25.61            $46.71            $36.88

As of November 22, 2004, there were approximately 7,000 holders of the common stock. No shares of the Company's Class B Convertible Common Stock, par value
$0.001 per share (the "Class B common stock") are outstanding on the date of this Annual Report.

We have declared and paid dividends on our common stock in the amount of $6.8 million during fiscal 2004. We intend to use our earnings for the foreseeable future to provide funds for the operation of our business, for the repayment of indebtedness, and for the payment of dividends. Our current credit facility contains certain provisions, which limit the amount we can pay in dividends.
Future borrowing agreements may also contain limitations on the payment of dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, results of operations and other factors, including any contractual or statutory restrictions. We have no restricted retained earnings at October 1, 2004.

On November 9, 2004, the Company's Board of Directors declared a quarterly dividend of 18.75 cents per share, payable to shareholders of record as of
November 22, 2004, to be paid on December 8, 2004.

During the fourth quarter of fiscal 2004, the Company received 2,235 shares as payment for taxes related to vesting of restricted stock at an average price of
$26.85 per share.

For information on our equity compensation plans, refer to Item 12, "Security
Ownership of Certain Beneficial Owners and Management".

Our Board of Directors has adopted a set of Corporate Governance Principles and has established three standing committees: Audit, Compensation, and
Nominating/Governance. Our lead independent director is Robert Niehaus. A copy of the Corporate Governance Principles and the Charter of each of these
Committees is available on the Company's website at http://www.aipc.com, and will be mailed to any stockholder upon written request delivered to the
Corporate Secretary of AIPC, 4100 N. Mulberry Drive, Suite 200, Kansas City,
Missouri 64116.

ITEM 6.  SELECTED FINANCIAL DATA

The selected statement of operations data for the fiscal years ended October 1,
2004, October 3, 2003, and September 27, 2002 and the selected balance sheet data as of October 1, 2004 and October 3, 2003 are derived from our Consolidated
Financial Statements including the Notes thereto audited by Ernst & Young LLP,
Independent Registered Public Accountants, appearing elsewhere in this Annual
Report. The selected statement of operations data for the fiscal years ended
September 28, 2001 and September 29, 2000, and the selected balance sheet data as of September 27, 2002, September 28, 2001, and September 29, 2000, have been derived from our financial statements not included herein, which have been audited by Ernst & Young LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's
Discussion

and Analysis of Financial Condition and Results of Operations" and our
Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report.

                                                                                        FISCAL YEARS ENDED
                                                                                                      2                   Sept. 29,
                                                              Oct. 1, 2004  Oct. 3, 2003 Sept. 27, 200   Sept. 28, 2001     2000
                                                             ------------- ------------- ------------- ---------------- -----------
                                                                              (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues(1)                                                     $417,354      $438,844      $380,799       $310,789      $248,795
Cost of goods sold                                               319,621       295,114       249,000        213,086       178,810
New product development and start-up costs (2)                     3,906            --            --              -            --
                                                                --------      --------      --------       --------      --------
Gross profit                                                      93,827       143,730       131,799         97,703        69,985
Selling and marketing expense                                     58,668        51,078        48,013         30,844        16,065
General and administrative expense (5)                            15,078        12,880        11,201          9,939         6,263
Provision for restructuring expense (3)                            2,868            --            --             --            --
Provision for acquisition and plant start-up expenses (4)             --         4,939            --          5,537            --
                                                              ----------   -----------      --------       --------      --------
Operating profit                                                  17,213        74,833        72,585         51,383        47,657
Interest expense, net (5)                                         13,053        11,183         9,915          8,830         4,777
Other                                                                 --            --        _   --          2,356            --
                                                              ----------   -----------      --------       --------      --------
Income before income taxes                                         4,160        63,650        62,670         40,197        42,880
Income tax provision                                               1,171        21,017        21,371         13,867        15,426
                                                              ----------   -----------      --------       --------      --------
Net income                                                        $2,989       $42,633       $41,299        $26,330       $27,454
                                                              ==========   ===========      ========       ========      ========

Net income per common share (basic):                               $0.17         $2.39         $2.31          $1.51         $1.53
                                                              ==========   ===========      ========       ========      ========

Weighted average common shares outstanding                        18,043        17,833        17,879         17,404        17,895
                                                              ==========   ===========      ========       ========      ========

Net income per common share (assuming dilution):                   $0.16         $2.31         $2.21          $1.45         $1.50
                                                              ==========   ===========      ========       ========      ========

Weighted average common shares outstanding
 (including dilutive securities)                                  18,544        18,490        18,695         18,186        18,298
                                                              ==========   ===========      ========       ========      ========
Cash dividends per share                                          $0.375          $ --          $ --           $ --          $ --
                                                              ==========   ===========      ========       ========      ========

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and temporary investments                                    $4,350        $6,465        $8,247         $5,284    $  6,677
Working capital                                                 $ 66,663      $ 87,536      $ 79,589       $ 53,781      $ 46,941
Current ratio                                                       220%          236%          306%           221%          304%
Property, plant and equipment - net                             $427,591      $424,120      $395,940       $339,162      $311,668
Total assets                                                    $748,410      $770,495      $640,609       $560,143      $383,771
Long-term debt, less current maturities                         $286,795      $300,778      $258,193       $236,783      $138,502
Stockholders' equity                                            $342,486      $343,505      $297,106       $245,192      $198,404
Total debt/total capitalization                                      46%           47%           47%            49%           41%

     (1)- On October 28, 2000, the U.S. Government enacted the "Continued
     Dumping and Subsidy Offset Act of 2000" which provides that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce after October 1, 2000 will be distributed to affected domestic producers.
     Accordingly, revenues in fiscal years 2002, 2003 and 2004 include payments received from the Department of Commerce of $7.6 million, $2.4 million, and
     $1.5 million, respectively, as our calculated share, based on tariffs liquidated by the government from October 1, 2000 to September 30, 2001,
     October 1, 2001 to September 30, 2002 and October 1, 2002 to September 30,
     2003, respectively, on Italian and Turkish imported pasta.

     (2)- New product development and start-up costs represent the upfront costs incurred to produce a portfolio of new products expected to address carbohydrate awareness among consumers. These costs included formulation development and product testing of a portfolio of low and reduced carb products; incremental manufacturing and logistics costs including unplanned downtime on dedicated lines, efficiency losses, and excess product waste, overcoming limited short-term raw material availability and sourcing issues
     (blending, transportation, etc.); and quality assurance, outside testing and other direct product development costs.

     (3)- Provision for restructuring expense relates to our Restructuring and
     Rightsizing Program and includes employee severance and termination benefits, lease costs, supply agreement costs and other miscellaneous costs, discussed in Item 1 and in Note 2 to the Company's Consolidated
     Financial Statements, included in Item 8.

     (4)- Provision for acquisition expenses in fiscal year 2001 includes incremental costs associated with the Mueller's brand acquisition ($1.8 million) and the acquisition of the seven brands from Borden Foods ($3.7 million), and in fiscal year 2003, incremental costs associated with brand acquisitions (primarily Golden Grain) and plant start-up costs related to our new Arizona facility ($4.9 million).

     (5)- Deferred debt issuance cost amortization expense has been reclassified from general and administrative expense to interest expense for fiscal years 2003, 2002, 2001 and 2000 totaling $828,000, $600,000, $339,000 and
     $0, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain data from our consolidated statements of operations, expressed as a percentage of revenues, for each of the periods presented.

                                                                                     FISCAL YEARS ENDED
                                                                    October 1,         October 3,     September 27,
                                                                       2004               2003                 2002
                                                                       ----               ----                 ----

    Revenues:
       Retail                                                         72.8%             75.1%                74.1%
       Institutional                                                  27.2%             24.9%                25.9%
                                                                      -----            ------               ------
    Total revenues                                                   100.0%            100.0%               100.0%
    Cost of goods sold                                                76.6               67.2                 65.4
    New product development and start-up costs                         0.9                 --                   --
                                                                     ------            ------               ------
    Gross profit                                                      22.5               32.8                 34.6
    Selling and marketing expense                                     14.1               11.7                 12.6
    General and administrative expense                                 3.6                2.9                  3.0
    Provision for restructuring expense                                0.7                 --                   --
    Provision for acquisition and plant start-up expenses               --                1.1                   --
                                                                      -----            ------               ------
    Operating profit                                                   4.1               17.1                 19.0
    Interest expense, net                                              3.1                2.6                  2.6
    Income tax expense                                                 0.3                4.8                  5.6
                                                                     ------            ------               ------

    Net income                                                         0.7%              9.7%                10.8%
                                                                     ======            ======                =====

Overview

We believe we are the largest producer of dry pasta in North America. We began operations in 1988. We believe our singular focus on pasta, our vertically-integrated facilities and highly efficient production facilities focused primarily on specific market segments and our highly skilled workforce make us a more efficient company and enable us to produce high-quality pasta at historically very competitive costs. We believe that the combination of our low cost structure, our product strategy of offering branded, private label, imported and specialty products, our scalable production facilities and our key customer relationships create competitive advantages.

We generate revenues in two customer markets: retail and institutional. Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery, club, mass merchant and discount stores) and encompasses sales of our branded, private label, imported and specialty products. These revenues represented 72.8% and 75.1% of our total revenue for the years ended October 1, 2004 and October 3, 2003, respectively. Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice (meals away from home) market. It also includes revenues from sales to government agencies and other customers that we pursue periodically. The institutional market represented 27.2% and 24.9% of our total revenue for the years ended October 1, 2004 and October 3, 2003, respectively.

During the fiscal year 2004, the retail dry pasta category in the United States experienced year-over-year declines in consumption of approximately 5%
to 6%. In our view this category decline, which had significant impact on the
Company's results for the 2004 year versus the prior year, is attributable to dietary changes by the American consumer to reduce their intake of carbohydrates. As discussed more fully below, these consumption declines have resulted in significant revenue declines for the Company, which in turn contributed to the necessity for the restructuring and rightsizing program initiated in the third quarter of fiscal 2004 (as discussed below).

Average sales prices for our non-branded products vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average prices for our branded products are also based on competitive market factors. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e.,

product sales mix). Generally, average retail sales prices are higher than institutional sales prices. Selling prices of our branded products are significantly higher than selling prices in our other business units, including private label. This results in higher revenues and gross profits than our non-branded businesses. Revenues are reported net of cash discounts, product returns, and certain promotional and slotting allowances.

We introduced a portfolio of new reduced carb products in early fiscal 2004, designed to help mitigate the impact of general pasta consumption declines. With the introduction of our reduced carb product line, we have incurred $3.9 million of new product development and start-up costs. These costs represent the upfront costs incurred to produce a portfolio of new products expected to address carbohydrate awareness among consumers. These costs included formulation development and product testing of a portfolio of low and reduced carb products;
incremental manufacturing and logistics costs including unplanned downtime on dedicated lines, efficiency losses, and excess product waste; overcoming limited short-term raw material availability and sourcing issues (blending, transportation, etc.); and quality assurance, outside testing and other direct product development costs. We have also incurred $6.0 million of introductory marketing costs related to the new reduced carb product line. While the early demand for these products was relatively strong, subsequent sales trends have not met our expectations. This product line has not yet grown to become a significant component of the pasta market and while we believe reduced carb products will fulfill a relevant role in the diets of some consumers, the product line will not be a driver of our sales in the short-term.

We also developed a "low carb" product line under a supply agreement with Atkins
Nutritional Services during fiscal year 2004. While early sales levels were encouraging, recent trends and revenues are not achieving the levels originally expected. Revenues under the agreement in fiscal year 2004 were $5.7 million
(with no sales under the agreement in the fourth quarter of fiscal 2004). As the sales outlook for the Atkins product line has become substantially diminished in the fourth quarter, recoverability of $0.8 million of certain assets relating to the agreement became uncertain and was expensed in the fourth quarter of fiscal
2004. We expect that inventories currently on hand relating to our reduced carb product line and the Atkins agreement will either be sold in the normal course of business, or in the case of Atkins related inventory, repurchased by Atkins under the terms of the agreement; however the ultimate disposition of these inventories without additional cost to the Company is dependent upon such factors.

We seek to develop strategic customer relationships with food industry leaders that have substantial pasta requirements. We have a long-term supply agreement through December 31, 2006 with Sysco, and other non-contractual arrangements with food industry leaders that provide for the "pass-through" of direct material cost and certain other cost changes as pricing adjustments. The pass-throughs are generally limited to actual changes in cost and, as a result, impact margins in periods of changing costs and prices. The pass-throughs are generally effective 30 to 90 days following such cost changes and thereby significantly reduce the long-term exposure of our operating results to the volatility of raw material costs. These pass-through arrangements also require us to pass on the benefits of any price decreases in raw material costs.

Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including depreciation) and distribution costs. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. We manage our durum wheat cost risk through durum wheat cost "pass-through" agreements in long-term contracts and other non-contractual arrangements with our customers as discussed above and advance purchase contracts for durum wheat which are generally less than twelve months in duration. Our new reduced carb product line includes significantly higher costs for raw materials and manufacturing than our other pasta products.

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

Selling and marketing costs constituted 14.1% and 11.7% of revenues for the years ended October 1, 2004 and October 3, 2003, respectively. The Company recorded $6.0 million of

introductory marketing costs related to the new reduced carb product line in fiscal year 2004.

Critical Accounting Policies

This discussion and analysis discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States. As discussed in Note 1 to our consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the method of accounting for stock options, and the estimates used to record allowances for doubtful accounts, reserve for slow-moving, damaged and discontinued inventory and derivatives. Our management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to our consolidated financial statements for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

Impairment Testing of Intangible Assets: In accordance with Statement of
Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible
Assets," we do not amortize the cost of intangible assets with indefinite lives, such as our brands and trademarks. SFAS No. 142 requires that we perform certain fair value based tests of the carrying value of indefinite lived intangible assets at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We completed our impairment testing at the end of fiscal year 2004 and determined that no material impairment exists. These impairment tests are impacted by judgments as to future cash flows and other considerations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future events could cause our management to conclude that impairment indicators exist and that the value of intangible assets is impaired.

Long Lived Assets: In accordance with SFAS No. 144, "Accounting For Impairment or Disposal of Long-lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In conjunction with our restructuring and rightsizing program, we suspended full operations at our Kenosha, Wisconsin manufacturing facility. Although we partially reactivated this facility in October 2004, for a temporary period, we currently anticipate operations to be substantially suspended into fiscal 2006.
We have reviewed this facility for impairment and have determined that this asset is not impaired.

Stock Options: We have elected to follow Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations in accounting for our employee stock options and have adopted the pro forma disclosure requirements under SFAS No. 123 "Accounting for
Stock-Based Compensation." Under APB No. 25, because the exercise price of our employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by
SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.00% for fiscal 2002, and 1.33% for

fiscal years 2003 and 2004; dividend yield of zero for fiscal year 2002 and fiscal year 2003 and 2.00% for fiscal year 2004; a volatility factor of the expected market price of our common stock of .408 for fiscal year 2002, .354 for fiscal year 2003 and .350 for fiscal year 2004; and a weighted-average expected life of the options of five years.

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

On October 13, 2004, the Financial Accounting Standards Board (FASB) stated that
Statement 123R, Share-Based Payment, is proposed for issuance and would be effective for public companies for interim or annual periods beginning after
June 15, 2005. This Statement would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS No.
123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement
123R is encouraged.

Accounts Receivable - Significant Customers: During fiscal year 2004, we generated 27% of our revenues and corresponding accounts receivable from sales to two multi-national customers. If our primary customers experience significant adverse conditions in their industry or operations, our customers may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing purchase and sale commitments.

Allowance for Doubtful Accounts - Methodology: We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g. bankruptcy filings, and substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due, and our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Reserve for Slow-Moving, Damaged and Discontinued Inventory: We carry our inventory at standard costs, adjusted for capitalized variances, which approximate the lower of cost, determined on a first in, first-out (FIFO) basis, or market. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts.

Promotional Allowance:  Promotional allowances related to our sales are recoded at the time revenue is recognized. Such allowances, where applicable, are estimated based on anticipated volume and promotional spending with specific customers.

Derivatives: We hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with variable rate long-term debt and foreign currency risks associated with our Italian operations. These derivatives qualify for hedge accounting as discussed in detail in Note 1 to our consolidated financial statements. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

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

We consider our historical business patterns and our regularly updated forecasts in determining the amounts of our foreign inventory purchases to hedge. We combine the forecasts with historical observations to establish the percentage of our forecast we are assuming to be probable of occurring, and therefore eligible to be hedged. The purchases are hedged for exposures to fluctuations in foreign currency exchange rates.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges as the counter parties are established, well-capitalized financial institutions. Our exposure is in liquid currency (Euros), so there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

Restructuring and Rightsizing Program

The pasta industry continued to experience the significant changes that have been seen over the last 15-18 months, with U.S. pasta consumption continuing to decrease as a result of recent changes in consumer diet trends. During this period, we estimate the decline in industry-wide consumption to be over 100 million annualized pounds. Retail consumption of dry pasta (as measured by AC
Nielsen) declined by approximately 5% to 6% in volume for the 12 months ended
October 2, 2004. The production overcapacity that existed within the pasta industry, combined with decreasing consumer demand, has resulted in a highly competitive market share battle with pricing levels and operating margins coming under increasing pressure.

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

The key strategic elements of the Restructuring and Rightsizing program include reductions in our workforce, manufacturing capacity and inventory levels and the related reconfiguration of our distribution network. In that regard, in July
2004 we suspended full operations at one of our manufacturing facilities
(Kenosha, Wisconsin); temporarily shutdown production at two of our four domestic manufacturing facilities (Excelsior Springs, Missouri and Columbia,
South Carolina); and began preparing to exit eight of our leased domestic distribution centers. As a result of the restructuring and rightsizing, our production capacity and output will more effectively match our anticipated sales demand and we expect to generate significant cost savings and lower our inventory levels. We recognized restructuring expenses relating to this program in the third and fourth quarters of fiscal year 2004, in the amount of $0.9 million and $1.9 million, respectively.

A key strategic element of our restructuring and rightsizing program was the reduction of inventory levels. As noted above, this was accomplished through the suspension of one plant's operations and the temporary shutdowns of two other plants, as well as reducing our slow moving and discontinued inventory. As of
October 1, 2004, inventory levels decreased $18.1 million from fiscal year-end
2003. Related to this element of the strategy, we recognized certain expenses of
$14.1 million in the third and fourth quarters of fiscal year 2004, as discussed further below.

 FISCAL YEAR ENDED OCTOBER 1, 2004 COMPARED TO FISCAL YEAR ENDED OCTOBER 3, 2003

Revenues: Revenues decreased $21.5 million, or 4.9%, to $417.4 million for the fiscal year ended October 1, 2004, from $438.8 million for the fiscal year ended
October 3, 2003. Revenues decreased $20.5 million, or 4.6%, due to volume decline, and $1.0 million, or 0.3%, due to lower average selling prices resulting from overall competitive pressures in the pasta industry. Revenues declined by $0.9 million, or 0.4%, due to a reduction in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.
Revenues for 2004 are based on a 52-week year, while revenues for 2003 were based on a 53-week year.

Revenues for the Retail market decreased $26.0 million, or 7.9%, to $303.7 million for the fiscal year ended October 1, 2004, from $329.7 million for the fiscal year ended October 3, 2003. Revenues decreased $25.4 million, or 7.7%, due to volume decline, and $0.6 million, or 0.2%, due to lower average selling prices resulting from competitive pressures and increased promotional support relating to branded sales. Revenues also declined by $0.7 million, or 0.2%, as a result of the amortization of slotting fees related to our reduced carb product introduction. Revenues declined by $0.9 million, due to a reduction in payments received from the U.S. government under the Continued Dumping and Subsidy Offset
Act of 2000.

Revenues for the Institutional market increased $4.6 million, or 4.2%, to $113.7 million for the fiscal year ended October 1, 2004, from $109.1 million for the fiscal year ended October 3, 2003. Revenues increased $1.4 million, or 1.2%, due to volume growth and $3.2 million, or 3.0%, due to higher average selling prices and changes in sales mix. Our European and Contract businesses performed well and drove the volume growth in fiscal year 2004.

Cost of Goods Sold: Included in costs of goods sold are the costs of our inventory reduction strategy, a key component of our Restructuring and
Rightsizing Program. Such costs totaled $14.1 million during the year ended 2004 and include costs relating to the Kenosha plant's suspended operations, costs incurred at two plants while temporarily shut down during July and the liquidation and write-downs of certain slower moving or higher valued inventory.
The Kenosha expenses include manufacturing costs that were incurred during the fiscal year which were expected to be absorbed as production costs during the year. We set inventory cost standards based upon our expected annual production levels. As a result of the actions taken to implement the restructuring and rightsizing program, including the suspension of production at the Kenosha facility and the other temporary shutdowns, we determined that these costs would not be absorbed through production as inventory costs and we recognized these costs in the third and fourth quarters of fiscal 2004. The Kenosha plant also incurred costs as the plant's operations and production levels wound down, while preparing the plant for suspended operations. Temporary plant shutdown expenses include the ongoing expenses during shutdowns, which would normally be treated as production costs and charged to inventory but, in the absence of production to absorb the costs, have been charged to cost of goods sold as period costs.
The inventory adjustments were made to reflect expected recovery under our revised sales forecasts pursuant to the rightsizing strategy.

In addition to the inventory reduction costs of $14.1 million, costs of goods sold increased by $10.4 million reflecting higher per unit manufacturing costs, reduced by the impact of decreased sales volume of (4.6%) during fiscal year
2004. Per unit manufacturing cost increased primarily due to lower actual production volumes than expected in original operating plans, which assumed an increase in production and sales over the prior year. The lower utilization of production capacity, combined with a larger manufacturing and logistics cost structure in fiscal 2004 (that includes proportionately higher levels of fixed costs), resulted in the substantial increase in cost of goods sold and lower gross profit. The larger manufacturing and logistics cost structure in fiscal
2004 reflected higher anticipated production and increased sales than in fiscal
2003. In addition, increased operating costs, including higher utilities and freight costs, negatively impacted cost of goods sold.

New Product Development and Start-up Costs: The new product development and start-up costs of $3.9 million for the year ended October 1, 2004 related to our newly introduced reduced carb products. These costs included formulation development and product testing of a portfolio of low and reduced carb products;
incremental manufacturing and logistics costs including unplanned downtime on dedicated lines, efficiency losses, and excess

product waste; overcoming limited short-term raw material availability and sourcing issues (blending, transportation, etc.); and quality assurance, outside testing and other direct product development costs.

Gross Profit: Gross profit decreased $49.9 million, or 34.7%, to $93.8 million for the fiscal year ended October 1, 2004, from $143.7 million for the fiscal year ended October 3, 2003. Gross profit as a percentage of revenues decreased to 22.5% for the fiscal year ended October 1, 2004 from 32.8% for the fiscal year ended October 3, 2003. Gross profit was impacted by a number of factors as compared to the prior year, (as discussed above) including revenue decreases of
$21.5 million without corresponding decreases in cost of goods sold due to unabsorbed production costs expensed in fiscal 2004, and the costs of our inventory reduction strategy and the temporary shut downs. Also affecting the decrease in the 2004 gross profit is the impact of the $3.9 million charge for incremental costs associated with new product development and start-up costs on the reduced carb products.

Selling and Marketing Expense: Selling and marketing expense increased $7.6 million, or 14.9%, to $58.7 million for the fiscal year ended October 1, 2004, from $51.1 million reported for the fiscal year ended October 3, 2003. The increase in selling and marketing relates primarily to our introductory marketing support for the new reduced carb product line of $6.0 million. Selling and marketing expense as a percentage of revenues increased to 14.1% for the fiscal year ended October 1, 2004, from 11.7% for the comparable prior period due primarily to these reduced carb marketing costs and the effect of certain fixed selling and marketing costs being incurred on reduced sales.
General and Administrative Expense: General and administrative expense increased
$2.2 million, or 17.1%, to $15.1 million for the fiscal year ended October 1,
2004, from $12.9 million reported for the comparable period last year. This is attributable primarily to increased costs of information technology, organization-related costs, regulatory compliance costs and additional reserves for doubtful accounts related to specifically identified uncollectable accounts and customer deductions. General and administrative expenses as a percentage of revenues increased to 3.6% for the year ended October 1, 2004, from 2.9% for the year ended October 3, 2003 due to the effect of these relatively fixed costs being incurred on reduced sales.

Provision for Restructuring Expense: During the year ended October 1, 2004, $2.9 million of restructuring expenses were recorded relating to the restructuring and rightsizing program announced in the third quarter of 2004. These expenses include employee severance and termination benefits, lease costs, supply agreement costs and other miscellaneous costs. There were no such costs incurred in fiscal year 2003.

Provision for Acquisition and Plant Start-Up Expenses: For the year ended
October 3, 2003, the provision for acquisition and plant start-up expenses of
$4.9 million consisted of incremental costs associated with the brand acquisitions and plant start-up costs related to the Arizona facility. There was no such expense in fiscal year 2004.

Operating Profit: Operating profit for the fiscal year ended October 1, 2004, was $17.2 million, a decrease of 77.0% from the $74.8 million reported for the fiscal year ended October 3, 2003. Operating profit decreased as a percentage of revenues to 4.1% for the fiscal year ended October 1, 2004, from 17.1% for the fiscal year ended October 3, 2003, as a result of the factors discussed above.

Interest Expense: Interest expense for the fiscal year ended October 1, 2004, was $13.1 million, increasing 16.7% from the $11.2 million reported for the fiscal year ended October 3, 2003. The effect of higher interest rates and lower capitalized interest of $1.0 million was partially offset by lower borrowings in fiscal 2004.

Income Tax Expense: Income tax expense for the fiscal year ended October 1,
2004, was $1.2 million, decreasing $19.8 million from the $21.0 million reported for the fiscal year ended October 3, 2003, and reflects effective income tax rates of approximately 28.2% and 33.0%, respectively. The reduced income tax provision and the lower effective rate in fiscal 2004 is primarily due to the effects of reduced taxable income and the foreign tax rate differential having a larger impact on the income tax provision in 2004 than the prior year.

Net Income: Net income for the fiscal year ended October 1, 2004, was $3.0 million, decreasing from the $42.6 million reported for the fiscal year ended
October 3, 2003, as a

result of the factors discussed above. Net income as a percentage of net revenues was 0.7% versus 9.7% in the prior year.

Diluted earnings per common share were $0.16 per share for the year ended
October 1, 2004 compared to $2.31 per share for the year ended October 3, 2003, also primarily due to the factors described above.

FISCAL YEAR ENDED OCTOBER 3, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 27, 2002

Revenues: Revenues increased $58.0 million, or 15.2%, to $438.8 million for the fiscal year ended October 3, 2003, from $380.8 million for the fiscal year ended
September 27, 2002. Revenues increased $48.4 million, or 12.7%, due to volume growth, and $14.8 million, or 3.9%, due to higher average selling prices.
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

Gross Profit: Gross profit increased $11.9 million, or 9.1%, to $143.7 million for the fiscal year ended October 3, 2003, from $131.8 million for the fiscal year ended September 27, 2002. This increase was primarily due to revenue growth associated with increased volumes and higher selling prices. These increases were partially offset by higher raw material costs, principally durum wheat.
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

Selling and Marketing Expense: Selling and marketing expense increased $3.1 million, or 6.4%, to $51.1 million for the fiscal year ended October 3, 2003, from $48.0 million reported for the fiscal year ended September 27, 2002. The increase in selling and marketing relates primarily to our increased branded business. Selling and marketing expense as a percentage of revenues decreased to
11.7% for the fiscal year ended October 3, 2003, from 12.6% for the comparable prior period. The lower selling and marketing expense as a percentage of revenue is attributable primarily to higher rates of revenue growth in the businesses which require less selling and marketing support, and the leverage benefits of controlling our overhead costs.

General and Administrative Expense: General and administrative expense increased
$1.7 million, or 15.0%, to $12.9 million for the fiscal year ended October 3,
2003, from $11.2 million reported for the comparable period last year. This is attributable primarily to increased MIS cost, and the cost associated with
Sarbanes-Oxley compliance, including legal and insurance costs. General and administrative expense as a percentage of revenues was 2.9% for both periods.

Provision for Acquisition and Plant Start-Up Expenses: For the year ended
October 3, 2003, the provision for acquisition and plant start-up expenses of
$4.9 million consisted of incremental costs associated with the brand acquisitions and plant start-up costs related to the Arizona facility. There were no such costs incurred in fiscal 2002.

Operating Profit: Operating profit for the fiscal year ended October 3, 2003, was

$74.8 million, an increase of 3.1% over the $72.6 million reported for the fiscal year ended September 27, 2002. Operating profit decreased as a percentage of revenues to 17.1% for the fiscal year ended October 3, 2003, from 19.0% for the fiscal year ended September 27, 2002, as a result of the factors discussed above. Included in operating profit is the impact of the $4.9 million charge for incremental costs associated with the acquisitions and plant start-up expenses discussed above.

Interest Expense: Interest expense for the fiscal year ended October 3, 2003, was $11.2 million, increasing 12.8% from the $9.9 million reported for the fiscal year ended September 27, 2002. The effect of higher borrowings and lower capitalized interest was partially offset by lower interest rates in fiscal
2003.

Income Tax Expense: Income tax expense for the fiscal year ended October 3,
2003, was $21.0 million, decreasing $0.4 million from the $21.4 million reported for the fiscal year ended September 27, 2002, and reflects effective income tax rates of approximately 33.0% and 34.1%, respectively.

Net Income: Net income for the fiscal year ended October 3, 2003, was $42.6 million, increasing from the $41.3 million reported for the fiscal year ended
September 27, 2002. Included in net income is the impact of the $4.9 million
($3.3 million after tax) charge for incremental costs associated with the acquisitions and plant start-up costs. Diluted earnings per common share were
$2.31 per share for the year ended October 3, 2003 compared to $2.21 per share for the year ended September 27, 2002. Included in the diluted earnings per share is the ($0.18 after tax) per share effect of incremental costs related to acquisitions and plant start-up costs. Net income as a percentage of net revenues was 9.7% versus 10.8% in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $4.4 million and net working capital totaled $66.7 million at October 1, 2004. At October 3,
2003, cash and temporary cash investments totaled $6.5 million and working capital totaled $87.5 million. The $20.8 million decrease in working capital in fiscal year 2004 relates primarily to the $18.0 million decrease in inventory related to our inventory reduction strategy implemented with the Restructuring and Rightsizing Program.

Our net cash provided by operating activities totaled $50.4 million for the fiscal year ended October 1, 2004 compared to $72.2 million for the fiscal year ended October 3, 2003 and $55.5 million for the fiscal year ended September 27,
2002.

Cash flow used in investing activities principally relates to investments in production and distribution, milling and management information system assets and our branded product acquisitions related to Golden Grain/Mission and Martha
Gooch/LaRosa brands (primarily in fiscal 2003). Capital expenditures were $22.7 million for fiscal year 2004, $40.3 million for fiscal year 2003 and $72.8 million for fiscal year 2002. The higher capital spending in fiscal year 2003 and 2002 relates to the completion of the Arizona facility.

Net cash used by financing activities was $25.8 million for fiscal year 2004 compared to net cash provided by financing activities of $24.9 million for fiscal year 2003, and $24.7 million for fiscal year 2002. The $25.8 million of cash used in fiscal 2004 is primarily a result of $41.2 million principal payment on debt and capital lease obligations, and the payment of $6.8 million in dividends partially offset by $21.9 million proceeds from issuance of debt.
The $24.9 million of cash provided in fiscal 2003 is primarily a result of $87.0 million proceeds from issuance of debt (primarily to fund the brand acquisitions discussed above), offset by $55.5 million principal payment on debt and capital lease obligations and $12.2 million used to purchase treasury stock. The $24.7 million of cash provided in fiscal year 2002 is primarily a result of $60.1 million proceeds from issuance of debt (primarily to fund capital expenditures), offset by $41.4 million principal payment on debt and capital lease obligations.

We currently use cash generated from operations to fund capital expenditures, repayment of debt, working capital requirements and dividend payments. We expect that future cash requirements will principally be the same.

At October 1, 2004, we had a $400 million unsecured credit facility consisting of a $300 million revolving credit facility (including availability for issuance of letters of credit) and a $100 million term loan facility (that was added in fiscal 2003). The $400

million facility includes $100 million dual currency availability in Euros or
U.S. dollars to finance our international business in Italy.

The facility provides for annual commitment reductions between October 1, 2002 and October 2, 2005 totaling $110 million. The credit facility matures on
October 2, 2006. The total capacity of the credit facility was $320 million as of October 1, 2004 and there were approximately $36.9 million of borrowings available at that time. At October 1, 2004, we had $50,000 of outstanding letters of credit.

In January 2004, the credit facility was amended to increase the permitted restricted payments for dividends and for share repurchases, to $40 million plus
25% of consolidated net income. In addition, the amendment revised the "Maximum
Leverage Ratio" allowable under the original credit agreement. With respect to previous amendments, there are no material differences between the terms of the original credit facility and the amended credit facility.

In June 2004, the credit facility was further amended to revise the definitions of "Consolidated EBITDA" and "Fixed Charge Coverage Ratio" and to increase the
"Maximum Leverage Ratio" and to decrease the Minimum Consolidated EBITDA allowed under the credit agreement. Other than as addressed above, with respect to previous amendments, there are no material differences between the terms of the original credit facility and the amended credit facility.

On November 9, 2004, our credit facility was further amended to revise the definitions of "Consolidated EBITDA" and "Fixed Charge Coverage Ratio" and to
increase the "Maximum Leverage Ratio" and to decrease the "Minimum Consolidated
EBITDA". In addition, the lenders were granted a collateral interest in substantially all of our tangible and intangible domestic assets. Other than as addressed above, with respect to previous amendments, there are no material differences between the terms of the original credit facility and the amended credit facility.

The principal maturity terms of our $400 million revolving credit facility are as follows (in thousands):

                                                     Amount                        Date
                                                     ------                        ----

         Scheduled Commitment Reduction               $25,000            October 1, 2002
         Scheduled Commitment Reduction                25,000            October 1, 2003
         Scheduled Commitment Reduction                30,000            October 1, 2004
         Scheduled Commitment Reduction                30,000            October 1, 2005
         Final Maturity                               290,000            October 2, 2006
                                                      -------
                                                     $400,000

Interest is charged at LIBOR/Euribor plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, a commitment fee is charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest per the credit facility plus the commitment fee is classified as interest expense.

At October 1, 2004, the three-month LIBOR rate was 2.0275%, the three-month
Euribor rate was 2.148%, and our weighted average bank debt borrowing rate per the credit facility was 3.8%. The weighted average bank debt borrowing rate at
October 3, 2003 was 2.79%. We expect interest costs to increase in fiscal year
2005, as compared to fiscal year 2004, due to increased LIBOR rates, and the increased margin spread over LIBOR under our credit agreement (pursuant to the sliding scale discussed above) that we expect to result from our decreased level of EBITDA.

Our credit agreement contains restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and our ability to enter into certain contractual arrangements. We do not currently expect these limitations to have a material effect on business or results of operations.
Pursuant to an amendment to the credit facility agreement on November 9, 2004, which modified certain financial covenants that were in effect in fiscal year
2004, the Company was in compliance with the restrictive covenants as of October
1, 2004.

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

At this time, the current and projected borrowings under our credit facility do not exceed the facility's available commitment. The facility matures on October
2, 2006 and we anticipate that any borrowings outstanding at that time will be refinanced. We have no other material borrowing commitments.

We believe that net cash expected to be provided by operating activities and the cash available through our existing credit facility will be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

The following table shows our contractual payment obligations for our long-term debt, capital lease obligations and future purchase obligations as of October 1,
2004 (in thousands):

                                                                             Payments Due by Period
                                          ----------------- ------------------- ------------------ ------------------ -----------------
    Certain Contractual Obligations            Total            Less than           1-3 years          4-5 years           After
    -------------------------------                               1 year                                                  5 years
                                          ----------------- ------------------- ------------------ ------------------ -----------------

Long-term debt                                 $288,758             $2,000             $286,758              $ --             $ --

Capital lease obligations                            81                 40                   41                --               --

Unconditional durum wheat and semolina
purchase obligations                             36,927             28,927                3,000             2,000            3,000
                                               --------            -------             --------             -----            -----
Total contractual cash     obligations         $325,766            $30,967             $289,799            $2,000           $3,000
                                               ========            =======             ========            ======           ======

Off-Balance Sheet Arrangements

At October 1, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Other Matters

None.

Effect of Inflation

During fiscal years 2003 and 2002, inflation did not have a material effect on our business. In fiscal year 2004, we experienced inflationary cost increases in certain operating costs, including raw materials, utilities, freight, insurance and benefit costs. The competitive environment in fiscal year 2004 did not allow us to pass all of these cost increases to our customers or consumers through sales price increases.

Risk Factors

You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed.

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

During fiscal years 2004, 2003 and 2002, Wal*Mart, Inc. accounted for approximately 17%, 15%, and 13% of our revenues, respectively, and Sysco
Corporation accounted for approximately 10%, 10%, and 11% of our revenues, respectively, over the same periods. We do not have long-term supply agreements with a substantial number of our customers, including Wal*Mart. We have a mutually exclusive supply contract with Sysco (the "Sysco Agreement") that runs through December 2006. The Sysco Agreement may be terminated by Sysco upon certain events, including a substantial casualty to or condemnation of our
Missouri plant. Under the Sysco Agreement, we are restricted from supplying pasta products to foodservice businesses other than Sysco without Sysco's consent. If we are not able to successfully continue our relationship with
Sysco, our business would be materially and adversely affected.

Our business is impacted by the economic environment.

As a result of the recent economic environment in this country, and due to the highly competitive environment currently existing in the food retailing and foodservice industries, some of our retail and foodservice customers have experienced economic difficulty. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. This trend could have a material adverse effect on us if a material number of our customers, or any one large customer, were to be forced to close a significant number of stores or file for bankruptcy protection.

As dry pasta is our only product line, any continued decline in demand for dry pasta could adversely affect us.

We focus exclusively on producing and selling dry pasta. We expect to continue this focus. Because of our product concentration, any decline in consumer demand or preference for dry pasta, such as diets focused on low carbohydrate foods, or any other factor that adversely affects the pasta market, could have a significant adverse effect on our business, financial condition and results of operations. During fiscal 2004, we experienced a significant decline in retail demand for dry pasta products which adversely affected our profitability. If demand continues to materially decline, we could experience additional material adverse impact on our business, financial condition and results of operations.

If aggregate production capacity in the U.S. pasta industry increases or is under-utilized, we may have to adopt a more aggressive pricing strategy, which would negatively affect our results of operations.

Our competitive environment depends on the relationship between aggregate industry production capacity and aggregate market demand for pasta products.
Production capacity above market demand can have a material adverse effect on our business, financial condition and results of operations.

During the latter part of fiscal year 2004, we reduced our manufacturing capacity by suspending full operations at one our manufacturing facilities and one of our competitors closed one of their plants. As a result, we believe there have recently been sizeable capacity reductions in the pasta industry as compared to a year earlier. Our pricing strategy in fiscal year 2005 is to increase sales prices, primarily in our private label and ingredient businesses, which we believe we will be able to achieve while increasing our overall profitability as industry capacity has been significantly reduced for these product areas.

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

Some of our competitors have longer operating histories, significantly greater brand recognition and financial and other resources than we do. Our direct competitors include Barilla, (a large multi-national, Italian-owned company with manufacturing facilities in the U.S.) and U.S. producers such as New World Pasta
LLC, Dakota Growers Pasta Company, Philadelphia Macaroni Co. Inc. and A.
Zerega's Sons, Inc., each an independent producer. We also compete against food processors such as Kraft Foods, General Mills, ConAgra, Campbell Soup Company
and Stouffers Corp., that produce pasta internally as an ingredient for use in food products. We also compete with Italian producers such as De Cecco and
Italian food processors.

In 2000 we commenced operations in Italy to produce pasta to sell in the U.S., the United Kingdom, continental Europe and other international markets.
Competition in these international markets is also intense and comes primarily from major Italian pasta companies such as De Cecco and Barilla, and from several locally recognized producers. We have significantly more experience in
U.S. markets than in European markets and we have not been, and we may not be, able to achieve a significant presence in European markets.

We must manage our production and inventory levels in order to operate cost effectively and to maintain high customer service standards.

Unanticipated fluctuations in demand make it difficult to manage production schedules, plant operations and inventories. Also, customer inventory management systems that are intended to reduce a retailer's inventory investment increase pressure on suppliers like us to fill orders promptly and thereby shift a portion of the retailer's inventory management cost to the supplier. Any production of excess inventory to meet anticipated demand could result in markdowns and increased inventory carrying costs. Any temporary plant suspensions or shutdowns may cause inventory shortfalls. In addition, if we underestimate the demand for our products, we may be unable to provide adequate supplies of pasta products to retailers in a timely fashion, and may consequently lose sales. If product availability issues result in our not maintaining high customer service standards, our customers may not continue to purchase our products.

In fiscal year 2004, we experienced significant declines in demand resulting from what we believe to be the impact of consumer's dietary trends towards lower carbohydrate intake. We also introduced new low- and reduced-carb product lines for which we produced inventory in excess of customer acceptance. We incurred significant costs relating to the implementation of our Restructuring and
Rightsizing program and the transition also negatively impacted our production efficiency and manufacturing costs. Some short-term product availability shortages resulted late in fiscal 2004 as a result of the transition inefficiencies and related effects on inventory levels.

Our business requires substantial capital and we carry a significant amount of debt that restrict our operating and financial flexibility.

Our business requires a substantial capital investment, which we have historically financed through third-party lenders and public equity offerings.
As of October 1, 2004, we had approximately $289 million of long-term debt outstanding. The amount of debt we carry and the terms of our indebtedness could adversely affect us in several ways, including:

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

     o    the terms of such indebtedness may restrict our ability to continue to pay dividends;

     o    we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

     o    the level of debt we carry could restrict our corporate activities, including our

          ability to respond to competitive market conditions, to provide for capital expenditures beyond those permitted by our loan agreements, or to take advantage of acquisition opportunities and grow our business;
          and

     o    because substantially all of our assets are now pledged as collateral for our debt, an uncured default could allow our lenders to sell our assets to satisfy our debt obligations.

In the event that we fail to comply with the covenants in our credit facility, as amended on November 9, 2004, or any future loan agreements, there could be an event of default under the applicable instrument. As a result, all amounts outstanding under our current or any future debt instruments may become immediately due and payable.

We have used, and may continue to use, interest rate protection agreements covering our variable rate debt to limit our exposure to variable rates.
However, we may not be able to enter into such agreements or such agreements may adversely affect our financial performance, as was the case in fiscal years
2004, 2003 and 2002.

If interest rates were to significantly increase or if we are unable to generate sufficient cash flow from operations in the future, we may not be able to service our debt and may have to refinance all or a portion of our debt, structure our debt differently, obtain additional financing or sell assets to repay such debt. We may not be able to affect such refinancing, additional financing or asset sales on favorable terms or at all.

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

We may not be able to regain our historical growth rate.

Until fiscal 2004, we had grown our revenues and unit volumes rapidly over the prior years. This growth came primarily from gaining market share at the expense of our competitors and expansion through acquisitions. We do not expect to be able to grow our business at the rates we have experienced in the past.

Cost increases or crop shortages in durum wheat or cost increases in packaging materials could adversely affect us.

The costs of durum wheat and packaging materials have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Increases in the cost of durum wheat or packaging materials could have a material adverse effect on our operating profit and margins unless and until we are able to pass the increased cost along to our customers. Historically, changes in sale prices of our pasta products have lagged changes in our materials' costs. Competitive pressures may also limit our ability to raise prices in response to increased raw or packaging material costs. Accordingly, we do not know whether, or the extent to which, we will be able to offset durum wheat or packaging material cost increases with increased product prices.

The principal raw material in our products is durum wheat. During fiscal 2004 and 2003, the cost of durum wheat represented more than 30% of our total cost of goods sold. Durum wheat is used almost exclusively in pasta production and is a narrowly traded, cash-only commodity crop. Our commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on our profitability, but by doing so we may

temporarily affect our ability to benefit from possible durum wheat cost decreases. The supply and price of durum wheat is subject to market conditions and is influenced by several factors beyond our control, including general economic conditions, natural disasters and weather conditions, competition, trade relations, and governmental programs and regulations. The supply, quantity, and cost of durum wheat may also be adversely affected by insects, plant diseases, and weather conditions. We also rely on the supply of plastic, corrugated and other packaging materials, which fluctuate in price due to market conditions beyond our control. During fiscal years 2004 and 2003, the cost of packaging materials represented less than 10% of our total cost of goods sold.

The costs associated with any strategic acquisitions we make may outweigh the benefits we expect to receive from the acquired business or assets.

Since November 2000, we have completed three significant brand acquisitions for aggregate consideration of approximately $163 million, plus additional, smaller, acquisitions. The integration process of these and future acquisitions may result in unforeseen difficulties and could require significant time and attention from our management that would otherwise be directed at developing our existing business. In addition, we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible. Further, the benefits that we anticipate from these acquisitions may not develop. For example, our acquisition of the Mueller's pasta brand, the Golden Grain/Mission pasta brand or the seven pasta brands we acquired from Borden Foods or the integration of those brands into our existing business may not be successful, or yield the expected benefits to us or may adversely affect our business. We may acquire additional pasta brands or other pasta-related businesses, products or processes. If we cannot do so cost-effectively, our business and financial results may be adversely affected.

Our future growth rate depends in part on our acquisition of additional pasta brands or other pasta-related businesses, products or processes consistent with stated strategy. We may not be able to find suitable acquisitions available for purchase or be able to make acquisitions at favorable prices. In addition, if we do successfully identify and complete acquisitions in the future, the acquisitions may involve the following risks:

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

A write-off of our intangible assets could materially affect our results of operations.

Our total assets reflect substantial intangible assets. A determination requiring the write-off of a significant portion of our intangible assets would have a material negative effect on our results of operations and total capitalization. At October 1, 2004, intangible assets totaled $190 million compared to $342.5 million of stockholders' equity. The intangibles represent the value of our brands and trademarks resulting primarily from our acquisitions of the Mueller's and Golden Grain/Mission brands and the seven pasta brands from
Borden Foods. Annually, we review long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. If future operating performance of one or more of our acquired brands were to fall significantly below current or expected levels, we would reflect, under current applicable accounting rules, a non-cash charge to operations for impairment of intangible assets.

Because we produce food products, we may be subject to product liability claims and have costs related to product recalls.

We may need to recall some of our products if they become adulterated, infested or misbranded. We may also be subject to claims or lawsuits if the consumption of any of our products causes injury. A widespread product recall or a significant product liability judgment against us could cause products to be unavailable for a period of time and a loss of consumer confidence in our food products and could have a material adverse effect on our business. We carry insurance against most of these matters, however, our insurance coverage may not be adequate. The cost of commercially available insurance has increased significantly and such insurance may not be available in the future at prices that we can afford. In addition, because we often indemnify our customers for costs related to product recalls, we could be subject to additional expenses and any significant expenses not covered by insurance would negatively impact our operating results.

Our success is dependent on the efforts of several key executives.

Our operations and prospects depend in large part on the performance of our senior management team. The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We may not be able to find qualified replacements for any of these individuals if their services were no longer available. We do not currently maintain key person life insurance on any of our key employees. We do, however, have employment agreements with Horst
Schroeder, Timothy Webster, Daniel Trott, George Shadid, Warren Schmidgall,
Walter George, Jerry Dear, and other officers.

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

Durum wheat is shipped to our production facilities in Missouri and South
Carolina directly from North Dakota, Montana and Canada under long-term rail contracts. Under these agreements, we are obligated to transport specified wheat volumes and, in the event we do not, we must reimburse the carrier for certain of its costs. We also have a rail contract to ship semolina, milled and processed at the Missouri facility, to our South Carolina facility. An extended interruption in our ability to ship durum wheat by railroad to the Missouri or
South Carolina plants, or semolina to our South Carolina facility, could cause us to incur significantly higher costs and longer lead times associated with the distribution of our pasta to our customers. If we are unable to provide adequate supplies of pasta products to our customers in a timely fashion due to such delays, we may subsequently lose sales. This could have a material adverse effect on our business, financial condition and results of operations. In addition, continued increases in transportation costs of our finished products, could have a material adverse effect on our business, financial condition and results of operations.

Our international expansion efforts may not be successful.

We completed the construction of a pasta-producing facility in Italy in 2000.
Prior to opening this plant, we had no experience in operating or distributing products on an international basis. We also do not have the same competitive advantages in these overseas markets that we do in the U.S. Our international efforts may not be successful. We incur significant costs in:

     o    establishing international distribution networks;

     o    complying with local regulations;

     o    overseeing the distribution of products in foreign markets; and

     o    modifying our business and accounting processing system for each international market we enter.

If our international revenues continue to be inadequate to offset the expense of establishing and maintaining foreign operations, our business and results of operations could be harmed. In addition, there are several risks inherent in doing business on an international level. These risks include:

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

We currently pay dividends to shareholders but we have no obligation to continue.

We began paying quarterly dividends in fiscal year 2004. We anticipate that future earnings will be used principally to fund capital expenditures, repayment of debt, working capital requirements and dividend payments. Payment of dividends is restricted by provisions in our credit facility. Dividend amounts, if any, will be determined by our board. Our board will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board may deem relevant. There can be no assurance that dividend payments will continue in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings and purchases from foreign subsidiaries denominated in a foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with an aggregate notional amount of $110.0 million outstanding at
October 1, 2004. The estimated fair value of the interest rate swap agreements was ($1.7) million and approximates the amount we would be required to pay to terminate the swap agreements at October 1, 2004. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire year, our interest expense would have increased, and income before taxes would have decreased by $0.8 million for the fiscal year ended October 1, 2004.

At October 1, 2004, we had a net investment in our Italy operations of
(euro)43.8 million ($52.2 million). We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility in the U.S. At
October 1, 2004, long-term debt includes obligations of (euro)37.5 million
($46.6 million). Interest on our Euro debt is at variable rates and based on
Euribor market rates. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net foreign currency translation adjustment in the consolidated statement of stockholder's equity.

The functional currency for our Italy operations is the Euro. Our net annual transactional exposure is approximately (euro)16.4 million ($20.4 million). We have transactional exposure to various other European currencies, primarily the
British pound. We frequently use forward purchase contracts to hedge this exposure. At October 1, 2004, we have outstanding forward contracts of (euro)7.3 million and (pound)1.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY

               Index to Audited Consolidated Financial Statements

                                                                                   Page
                                                                                   ----

Report of Independent Registered Public Accounting Firm                              33

Consolidated Balance Sheets at October 1, 2004 and October 3, 2003                   34

Consolidated Statements of Operations for the years ended
  October 1, 2004, October 3, 2003, and September 27, 2002                           35

Consolidated Statements of Stockholders' Equity for the years ended
  October 1, 2004, October 3, 2003, and September 27, 2002                           36

Consolidated Statements of Comprehensive Income for the years ended
  October 1, 2004, October 3, 2003, and September 27, 2002                           37

Consolidated Statements of Cash Flows for the years ended
  October 1, 2004, October 3, 2003, and September 27, 2002                           38

Notes to Consolidated Financial Statements                                           39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

We have audited the accompanying consolidated balance sheets of American Italian
Pasta Company (the Company) as of October 1, 2004 and October 3, 2003, and the
related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended October 1, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Italian
Pasta Company at October 1, 2004 and October 3, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /S/ ERNST & YOUNG LLP

Kansas City, Missouri
November 10, 2004

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                  October 1,               October 3,
                                                                                     2004                     2003
                                                                                     ----                     ----
                    ASSETS

           Current assets:
              Cash and temporary investments                                           $4,350                 $6,465
              Trade and other receivables                                              45,704                 51,730
              Prepaid expenses and deposits                                            10,554                 12,692
              Inventories                                                              60,704                 78,760
              Deferred income taxes                                                       789                  2,435
                                                                                     --------               --------
           Total current assets                                                       122,101                152,082
           Property, plant and equipment - net                                        427,591                424,120
           Brands and trademarks                                                      189,984                186,147
           Other assets                                                                 8,734                  8,146
                                                                                     --------               --------
           Total assets                                                              $748,410               $770,495
                                                                                     ========               ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:
                Accounts payable                                                     $ 36,264               $ 42,416
                Accrued expenses                                                       17,134                 18,480
                Income tax payable                                                         --                  1,096
                Current maturities of long-term debt                                    2,040                  2,554
                                                                                     --------               --------
           Total current liabilities                                                   55,438                 64,546
           Long-term debt, less current maturities                                    286,795                300,778
           Deferred income taxes                                                       63,691                 61,666
           Commitments and contingencies
           Stockholders' equity:
              Preferred stock, $.001 par value:
                    Authorized shares - 10,000,000                                         --                     --
                    Issued and outstanding shares - none
                Class A common stock, $.001 par value:
                    Authorized shares - 75,000,000                                         20                     20
                    Issued and outstanding shares - 20,233,835 and
                    18,108,139, respectively, at October 1, 2004;
                    20,063,827 and 18,040,709, respectively,
                    at October 3, 2003
                Class B common stock, $.001 par value:
                   Authorized shares - 25,000,000                                          --                     --
                    Issued and outstanding shares - none
                Additional paid-in capital                                            232,184                227,234
                Treasury stock, 2,125,696 shares in 2004 and
                2,023,118 shares in 2003, at cost                                     (51,657)               (46,585)
                Unearned compensation                                                  (2,556)                  (891)
                Retained earnings                                                     160,720                164,495
                Accumulated other comprehensive income (loss)                           3,775                   (768)
                                                                                     --------               --------
           Total stockholders' equity                                                 342,486                343,505
                                                                                     --------               --------
           Total liabilities and stockholders' equity                                $748,410               $770,495
                                                                                     ========               ========

                           See accompanying notes to consolidated financial Statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                 Year ended        Year ended         Year ended
                                                                 October 1,        October 3,        September 27,
                                                                    2004              2003               2002
                                                                    ----              ----               ----

      Revenues                                                    $417,354          $438,844           $380,799
                                                                  --------          --------           --------
      Cost of goods sold                                           319,621           295,114            249,000
      New product development and start-up costs                     3,906                --                 --
                                                                  --------          --------           --------
                                                                   323,527           295,114            249,000
                                                                  --------          --------           --------
      Gross profit                                                  93,827           143,730            131,799
      Selling and marketing expense                                 58,668            51,078             48,013
      General and administrative expense                            15,078            12,880             11,201
      Provision for restructuring expense                            2,868                --                 --
      Provision for acquisition and
         plant start-up expenses                                        --             4,939                 --
                                                                  --------          --------           --------
      Operating profit                                              17,213            74,833             72,585
      Interest expense, net                                         13,053            11,183              9,915
                                                                  --------          --------           --------
      Income before income taxes                                     4,160            63,650             62,670
      Income tax provision                                           1,171            21,017             21,371
                                                                  --------          --------           --------
      Net income                                                    $2,989          $ 42,633           $ 41,299
                                                                    ======          ========           ========

      Net income per common share (basic)                           $ 0.17            $ 2.39             $ 2.31

      Weighted-average common shares outstanding                    18,043            17,833             17,879
                                                                    ======          ========           ========

      Net income per common share (assuming dilution)               $ 0.16            $ 2.31             $ 2.21

      Weighted-average common shares outstanding
          (including dilutive securities)                           18,544            18,490             18,695
                                                                    ======          ========           ========

      Cash dividend declared per common share                       $0.375              $ --               $ --
                                                                    ======              ====               ====

                           See accompanying notes to consolidated financial statements.

                                               AMERICAN ITALIAN PASTA COMPANY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (in thousands)

                                                                          Year ended        Year ended         Year ended
                                                                          October 1,         October 3,        September 27,
                                                                              2004             2003                2002
                                                                              ----             ----                ----

       Class A Common Shares
         Balance, beginning of year                                             20,064             19,677             19,218
         Issuance of shares of Class A Common stock to option holders
           and other issuances                                                     170                387                459
                                                                                ------             ------             ------
         Balance, end of year                                                   20,234             20,064             19,677
                                                                                ======             ======             ======

       Class A Common Stock
         Balance, beginning of year                                              $  20              $  20              $  19
         Issuance of shares of Class A Common stock to option holders
           and other issuances                                                      --                 --                  1
                                                                                ------             ------             ------
         Balance, end of year                                                    $  20              $  20              $  20
                                                                                 =====              =====              =====

       Additional Paid-in Capital
         Balance, beginning of year                                          $ 227,234          $ 213,671          $ 202,674
         Issuance of shares of Class A Common stock to option holders
           and other issuances                                                   4,512             11,760              6,612
         Tax benefit from stock compensation                                       438              1,803              4,385
                                                                                ------             ------             ------
         Balance, end of year                                                $ 232,184          $ 227,234          $ 213,671
                                                                             =========          =========          =========
       Treasury Stock
         Balance, beginning of year                                          $ (46,585)         $ (34,394)         $ (34,394)
         Purchases of treasury stock                                            (5,072)           (12,191)                --
                                                                                ------             ------             ------
         Balance, end of year                                                $ (51,657)         $ (46,585)         $ (34,394)
                                                                             ==========         =========          =========
       Notes Receivable from Officers
         Balance, beginning of year                                              $  --              $  --              $ (61)
         Payments                                                                   --                 --                 61
                                                                                ------             ------             ------
         Balance, end of year                                                    $  --              $  --              $  --
                                                                                 =====              =====              =====
       Unearned Compensation
         Balance, beginning of year                                             $ (891)            $ (940)            $ (223)
         Cancellation of common stock                                              151                400                 --
         Issuance of common stock                                               (2,411)              (515)              (890)
         Earned compensation                                                       595                164                173
                                                                                ------             ------             ------
         Balance, end of year                                                  $(2,556)            $ (891)            $ (940)
                                                                               =======             ======             ======

       Accumulated Other Comprehensive Income (Loss)
         Foreign currency translation adjustment:
           Balance, beginning of year                                          $ 1,751            $(1,611)           $(2,957)
           Change during the period                                              2,954              3,362              1,346
                                                                                ------             ------             ------
           Balance, end of year                                                  4,705              1,751             (1,611)
                                                                                ------             ------             ------

         Interest rate swaps and forward exchange contract fair value adjustments:
           Balance, beginning of year                                           (2,519)            (1,502)              (429)
           Change during the period                                              1,589             (1,017)            (1,073)
                                                                                ------             ------             ------
           Balance, end of year                                                   (930)            (2,519)            (1,502)
                                                                                ------             ------             ------

         Total accumulated other comprehensive income (loss)                   $ 3,775             $ (768)           $(3,113)
                                                                               =======             =======           ========

       Retained Earnings
         Balance, beginning of year                                          $ 164,495          $ 121,862            $80,563
         Dividends declared                                                     (6,764)                --                 --
         Net income                                                              2,989             42,633             41,299
                                                                                ------             ------             ------
         Balance, end of year                                                $ 160,720          $ 164,495          $ 121,862
                                                                             ---------          ---------          ---------

       Total Stockholders' Equity                                            $ 342,486          $ 343,505          $ 297,106
                                                                             =========          =========          =========

                           See accompanying notes to consolidated financial statements.

                                               AMERICAN ITALIAN PASTA COMPANY
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       (in thousands)

                                                                  Year ended         Year ended         Year ended
                                                                  October 1,         October 3,        September 27,
                                                                     2004               2003               2002
                                                                     ----               ----               ----

       Net income                                                    $ 2,989            $42,633            $41,299

       Other comprehensive income (loss):

          Net unrealized gains (losses) on qualifying cash flow
           hedges (net of income tax benefit (expense)
           of ($810), $501 and $553, respectively)                     1,589             (1,017)            (1,073)

          Foreign currency translation adjustment (net of
           income tax benefit of $947, $2,497, and $915,
           respectively)                                               2,954              3,362              1,346
                                                                       -----              -----              -----

          Total other comprehensive income                             4,543              2,345                273
                                                                       -----              -----              -----

       Comprehensive income                                          $ 7,532            $44,978            $41,572
                                                                     =======            =======            =======

                           See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Year ended         Year ended         Year ended
                                                                  October 1,         October 3,        September 27,
                                                                     2004               2003               2002
                                                                     ----               ----               ----
OPERATING ACTIVITIES:
Net income                                                         $ 2,989            $42,633             $41,299
Adjustments to reconcile net income to net cash provided by
  operations:
     Depreciation and amortization                                  25,689             24,630              20,791
     Deferred income tax expense                                     3,806             17,882              17,059
Changes in operating assets and liabilities:
     Trade and other receivables, net                                6,366             (4,877)             (9,117)
     Prepaid expenses and deposits                                   2,527             (1,716)             (2,836)
     Inventory                                                      18,004            (25,671)             (5,710)
     Accounts payable and accrued expenses                          (6,382)            19,405              (7,888)
     Income taxes                                                      196              1,044               5,122
     Other                                                          (2,784)            (1,167)             (3,195)
                                                                    ------             ------              ------
Net cash provided by operating activities                           50,411             72,163              55,525
                                                                    ------             ------              ------

INVESTING ACTIVITIES:
Purchase of pasta brands                                            (4,276)           (59,023)             (3,973)
Additions to property, plant and equipment                         (22,718)           (40,312)            (72,773)
                                                                   -------            --------            -------
Net cash used in investing activities                              (26,994)           (99,335)            (76,746)
                                                                   -------            --------            -------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                      21,900             87,028              60,055
Principal payments on debt and capital lease obligations           (41,205)           (55,492)            (41,368)
Proceeds from issuance of common stock, net of
  issuance costs                                                     2,252              6,641               5,699
Dividends declared                                                  (6,764)                 --                 --
Purchases of treasury stock                                         (1,072)           (12,191)                 --
Other                                                                 (877)            (1,106)                 --
                                                                   ------             ------              ------
Net cash provided by (used in) financing activities                (25,766)            24,880              24,650
                                                                   -------             ------              ------

Effect of exchange rate changes on cash                                234                510                (466)
                                                                       ---                ---                ----
Net increase (decrease) in cash and temporary investments           (2,115)            (1,782)              2,963
Cash and temporary investments at beginning of year                  6,465              8,247               5,284
                                                                     -----              -----               -----
Cash and temporary investments at end of year                       $4,350             $6,465              $8,247
                                                                    ======             ======              ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                        $ 12,175          $ 12,166             $ 11,899
                                                                   ========          ========             ========
     Cash paid for income taxes                                      $2,168            $2,214                $ 789
                                                                     ======            ======                =====
     Cash received from income taxes                                 $2,380              $ --                 $ --
                                                                     ======              ====                 ====
     Pasta brands acquired in exchange for common stock                $ --            $5,000                 $ --
                                                                       ====            ======                 ====
     Note payable exchanged for treasury stock                       $4,000              $ --                 $ --
                                                                     ======              ====                 ====

                           See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - American Italian Pasta Company (the Company) is a Delaware
corporation which began operations in 1988. The Company believes it is the largest producer and marketer of pasta products in the United States and has manufacturing and distribution facilities located in Excelsior Springs,
Missouri, Columbia, South Carolina, Kenosha, Wisconsin, Tolleson, Arizona, and
Verolanuova, Italy.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company's fiscal year ends on the last Friday of September or the first Friday of October, resulting in a 52- or 53-week year depending on the calendar. The Company's first three quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter. Fiscal 2004 was 52 weeks and ended on October 1, 2004.
The 2003 fiscal year was 53 weeks and the fiscal 2002 year was 52 weeks.

Revenue Recognition - Sales of the Company's products are recognized in revenues upon shipment of goods.  Promotional allowances related to our sales are recorded at the time revenue is recognized.  Such allowances, where applicable, are estimated based on anticipated volume and promotional spending with specific customers.

Foreign Currency - The Company's functional currency is the U.S. dollar, whereas, the Company's foreign operations utilize the Euro as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of the
Company's foreign operations are translated at fiscal year-end exchange rates and income and expenses are translated at the weighted-average exchange rates for the fiscal year. Foreign currency gains and losses resulting from foreign currency transactions are included in consolidated operations in the year of occurrence.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties - The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements when determined and have generally been within management's expectations. The allowance for doubtful accounts at October 1, 2004 and October 3, 2003 was $2,438,000 and $1,553,000,
respectively. For the fiscal years 2004, 2003 and 2002, bad debt expense was
$1,799,000, $625,000 and $295,000, respectively. At October 1, 2004 and October
3, 2003, approximately 16% and 13%, respectively, of trade and other receivables were due from two customers.

Pasta is made from semolina milled from durum wheat and the Company mills the wheat into semolina at certain of its plants. Durum wheat is a narrowly traded commodity crop. The Company attempts to minimize the effect of durum wheat cost fluctuations through forward purchase contracts and raw material cost-based pricing agreements with many of its customers. The Company's commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on profitability, but also may temporarily affect the timing of the Company's ability to benefit from possible durum wheat cost decreases for such contracted quantities.

Derivative Instruments - Statement of Financial Accounting Standards (SFAS) No.
133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For

those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a fair value hedge
(i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge
(i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

Cash Flow Hedging Strategy: To protect against changes in the value of forecasted foreign currency cash inflows and outflows, the Company has initiated cash flow hedging programs for the Euro and British Pound. The Company hedges portions of its financial transactions with forward contracts.

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis over the term of the related debt, thus minimizing the impact of interest rate changes on future interest expense. In fiscal years 2004, 2003 and 2002, the Company reclassified net losses from accumulated other comprehensive income to current earnings of $2,868,000, $2,639,000 and $1,223,000, respectively. Approximately
38% ($110,000,000) of the Company's outstanding debt was designated as being hedged with the interest rate swap agreements at October 1, 2004.

At October 1, 2004, the Company expects to reclassify $835,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

Hedge of Net Investment in Foreign Operations: The Company uses foreign denominated variable-rate debt to protect the value of its investments in its foreign subsidiaries in Italy. Realized and unrealized gains and losses from these hedges are not included in the statement of operations, but are shown in the foreign currency translation adjustment account included in accumulated other comprehensive income, with the related amounts due to or from counter parties included in long-term debt.

At October 1, 2004, the Company had a net investment in its Italy operations of
(euro)43,800,000 ($52,200,000). The Company hedges its net investment in its foreign subsidiaries with euro borrowings under its credit facility in the U.S.
At October 1, 2004, long-term debt includes obligations of (euro)37,500,000
($46,6000,000) designated as a hedge of this net investment. As such, changes in these euro-based borrowings are recorded as a component of the net translation adjustment in the consolidated statement of stockholders' equity.

Financial Instruments - The carrying value of the Company's financial instruments, including cash and temporary investments, trade and other receivables, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets at October 1, 2004 and October 3, 2003, approximates fair value. The estimated fair value of the interest rate swap agreement outstanding at October 1, 2004 and October 3, 2003 of approximately
($1,670,000) and ($3,792,000), respectively, is the amount the Company would be required to pay to terminate the swap agreement at October 1, 2004 and October
3, 2003, respectively.

Cash and Temporary Investments - Cash and temporary investments include cash on hand, amounts due from banks and highly liquid marketable securities with maturities of three months or less at the date of purchase.

Inventories - Inventories are carried at standard costs adjusted for capitalized variances, which approximate the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. The Company periodically reviews its inventory for slow-moving, damaged or discontinued items and provides reserves to reduce such items identified to their recoverable amount.

Property, Plant and Equipment - Capital additions and improvements are classified as property, plant and equipment and are recorded at cost.
Depreciation is calculated for financial statement purposes using the straight-line method over the estimated useful life of the related asset for each year as follows:
                                                            Number of
                                                              Years
                                                              -----

                  Land improvements                          28 - 40
                  Buildings                                  30 - 40
                  Plant and mill equipment                   10 - 30
                  Furniture, fixtures and equipment           5 - 10

Intangible Assets - In accordance with SFAS No. 142, "Goodwill and Other
Intangible Assets," the Company does not amortize the cost of intangible assets with indefinite lives, such as our brands and trademarks. SFAS No. 142 requires that we perform certain fair value based tests of the carrying value of indefinite lived intangible assets at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company completed its impairment testing at the end of fiscal year 2004 and determined that no material impairment exists.
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

Long Lived Assets - In accordance with SFAS No. 144, "Accounting For Impairment or Disposal of Long-lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In conjunction with our restructuring and rightsizing program, we suspended full operations at our Kenosha, Wisconsin, manufacturing facility. Although we partially reactivated this facility in October 2004, for a temporary period, we currently anticipate operations to be substantially suspended into fiscal 2006.
We have reviewed this facility for impairment and have determined that no impairment exists at this time. Income Taxes - The Company accounts for income taxes in accordance with the method prescribed by SFAS No. 109, "Accounting for
Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Options - The Company has elected to follow Accounting Principles Board
Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations in accounting for our employee stock options and have adopted the pro forma disclosure requirements under SFAS No. 123 "Accounting for
Stock-Based Compensation." Under APB No. 25, because the exercise price of the
Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by
SFAS No. 123 and has been determined as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.00% for fiscal

2002, 1.33% for fiscal 2003 and 2004; dividend yield of zero for fiscal 2002 and fiscal 2003 and 2% for fiscal 2004; a volatility factor of the expected market price of the Company's common stock of .408 for fiscal 2002, .354 for fiscal
2003 and .350 for fiscal 2004; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows (in thousands, except for per share information):

                                                                      Year-ended      Year-ended      Year-ended
                                                                      October 1,      October 3,     September 27,
                                                                         2004            2003            2002
                                                                         ----            ----            ----

Net income                                                               $ 2,989       $42,633          $41,299
Compensation cost under the fair value method                              3,345         5,162            2,888
                                                                         -------       -------          -------
Pro forma net income (loss)                                              $  (356)      $37,471          $38,411
                                                                         =======       =======          =======
Earnings per share as reported:
   Basic                                                                   $0.17         $2.39            $2.31
   Diluted                                                                 $0.16         $2.31            $2.21
Pro forma earnings (loss) per share:
   Basic                                                                 ($0.02)         $2.10            $2.15
   Diluted                                                               ($0.02)         $2.03            $2.05

Advertising Costs - Advertising and promotion costs are expensed as incurred.
Advertising costs were $3,598,000 in fiscal 2004, $512,000 in fiscal 2003, and
$2,153,000 in fiscal 2002.

Shipping and Handling Costs - Costs incurred related to shipping and handling are included in cost of goods sold in the Company's consolidated statements of operations.

Net Income Per Common Share - Net income per common share is calculated using the weighted-average number of common shares and, in the case of diluted net income per share, common equivalent shares, to the extent dilutive, outstanding during the periods.
Dilutive securities, consisting of options (see Note 12), included in the calculation of diluted weighted average common shares were 501,000 shares in fiscal 2004, 657,000 shares in fiscal 2003 and 816,000 shares in fiscal 2002.

Antidilutive shares for fiscal 2004 were 808,782, with prices ranging from
$34.62 - $44.30. Antidilutive shares for fiscal 2003 were 414,166, with prices ranging from $40.10 - $48.30. Antidilutive shares for fiscal 2002 were 177,000, with prices ranging from $44.30 - $48.30.

Impact of Recent Accounting Pronouncements - In November 2004, the FASB issued
SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4". This
Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so as to require such costs to be treated as current period charges. In addition, this Statement requires that the allocation of fixed overhead costs to the inventoriable production costs be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effect adopting SFAS No. 151 will have on its consolidated financial statements.

On October 13, 2004, the Financial Accounting Standards Board (FASB) stated that
Statement 123R, Share-Based Payment, is proposed for issuance and would be effective for public companies for interim or annual periods beginning after
June 15, 2005. This Statement would require all companies to measure compensation cost for all share-based

payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS No. 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged.

Reclassifications - Certain amounts from prior years have been reclassified to conform to the current year's presentation. Deferred debt issuance cost amortization expense totaling $838,000 and $600,000 has been reclassified from general and administrative expense to interest expense for fiscal 2003 and 2002, respectively.

2.  RESTRUCTURING AND RIGHTSIZING PROGRAM

During the third quarter of fiscal 2004, the Company announced a restructuring and rightsizing program to better align its production capacity and cost structure with the Company's current business and operating profile and the current pasta industry environment. The restructuring program responded to industry-wide reductions in demand related to recent changes in consumer diet trends and to manufacturing overcapacity in the pasta industry. The key strategic elements of the restructuring and rightsizing program included reductions in the Company's workforce, manufacturing capacity and inventory levels and the related reconfiguration of its distribution network. In that regard, during the fourth quarter of fiscal 2004, the Company suspended full operations at one of its manufacturing facilities; temporarily shutdown production at two of its four domestic manufacturing facilities; and exited certain leased domestic distribution centers. As a result of the restructuring and rightsizing, production capacity and output will more effectively match anticipated sales demand, significant cost savings are expected to be generated and lower inventory levels have been achieved.

During fiscal 2004, the Company recorded $2,868,000 of restructuring expenses.
These expenses primarily include employee severance and termination benefits, lease costs, and supply agreement costs. The severance and benefit costs relate to the termination of approximately 14% of the Company's workforce, a majority of whom were employed at manufacturing locations. Lease costs relate to the commitment and termination costs for certain leased warehouses that will no longer be required due to the distribution network restructuring facilitated by reduced inventory levels. Supply agreement costs relate to amounts to be paid under a raw materials supply agreement that includes a minimum purchase commitment not expected to be met in fiscal year 2005 due to the suspension of operations at one plant beginning in fiscal year 2004.

The table below sets forth the significant cost components and related activity in the restructuring program during fiscal year 2004; such costs being reflected in the accompanying 2004 consolidated statement of operations in the line item entitled "Provision for restructuring expense"(in thousands):

                                                                                                   Balance at
                                                Restructuring      Non-Cash           Cash          October 1,
                                                   Charges          Charges          Payments         2004
                                                   -------          -------          --------         ----
Employee severance and
     termination benefits                                  $659       $--             $ (380)         $279
Lease costs                                               1,172        --               (613)          559
Supply agreement costs                                      700        --               --             700
Other                                                       337        --              (243)            94
                                                         ------      ----           --------        ------

Total                                                    $2,868       $--           $(1,236)        $1,632
                                                         ======       ===           ========        ======

As of October 1, 2004, the remaining liability related to the accrual of the restructuring costs was $1,632,000 and is included in "Accrued expenses" on the accompanying 2004 consolidated balance sheet.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                                        October 1,            October 3,
                                                                          2004                  2003
                                                                          ----                  ----

   Finished goods, net of reserve                                        $43,564               $65,024
   Raw materials, additives, packaging materials and
   work-in-process                                                        17,140                13,736
                                                                          ------                ------
                                                                         $60,704               $78,760
                                                                         =======               =======

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                      October 1,     October 3,
                                                                        2004           2003
                                                                        ----           ----

   Land and improvements                                              $15,050           $14,867
   Buildings                                                          133,534           132,035
   Plant and mill equipment                                           384,020           355,767
   Furniture, fixtures and equipment                                   29,990            25,266
                                                                       ------            ------
                                                                      562,594           527,935
   Accumulated depreciation                                          (145,836)         (122,811)
                                                                     --------          --------
                                                                      416,758           405,124
   Construction in progress                                            10,833            18,996
                                                                       ------            ------
                                                                    $ 427,591         $ 424,120
                                                                    =========         =========

The Company capitalizes interest costs associated with the construction and installation of property, plant and equipment. During the years ended October 1,
2004, October 3, 2003, and September 27, 2002, $570,000, $1,480,000, and
$1,898,000, respectively, of interest costs were capitalized.

Depreciation expense for the years ended October 1, 2004, October 3, 2003, and
September 27, 2002 was $22,719,000, $22,804,000, and $19,302,000, respectively.

The Company maintains certain property, plant and equipment in Italy with a net book value totaling $52,200,000 and $50,300,000 at October 1, 2004 and October
3, 2003, respectively.

5.  OTHER ASSETS

Other assets consist of the following (in thousands):

                                                        October 1,       October 3,
                                                             2004             2003
                                                             ----             ----

           Package design costs                           $ 11,587           $8,653
           Deferred debt issuance costs                      5,163            4,286
           Other                                             3,382            3,635
                                                             -----            -----
                                                            20,132           16,574
           Accumulated amortization                        (11,398)          (8,428)
                                                           -------           ------
                                                            $8,734           $8,146
                                                            ======           ======

Package design costs relate to certain incremental third party costs to design artwork and produce die plates and negatives necessary to manufacture and print packaging materials according to the Company and customer specifications. These costs are amortized ratably over a two to five year period. In the event that product packaging is discontinued prior to the end of the amortization period, the respective package design costs are written off. Package design costs, net of accumulated amortization, were $3,707,000 and $2,709,000 at October 1, 2004 and October 3, 2003, respectively.

6.  ACQUISITIONS - BRANDS AND TRADEMARKS

During the fiscal year 2001, the Company acquired seven pasta brands from
Borden, Inc. for a purchase price of $72,600,000.

In fiscal year 2002, the Company purchased the Lensi pasta brand from Pastificio
Lensi for $2,076,000. In addition, in fiscal year 2003, the Company paid
Pastificio Lensi $600,000 related to a cash earn-out provision in the acquisition agreement.

In fiscal year 2003, the Company purchased the Golden Grain/Mission pasta brand plus inventory from PepsiCo for approximately $46,000,000. In addition the
Company purchased the Martha Gooch and LaRosa pasta brands from ADM for
$7,212,000.

In February, 2003, the Company purchased the Mrs. Leeper's specialty pasta business for 100,000 shares of the Company's common stock, plus a cash earn out tied to sales and profit growth over the next three years. In January 2004, the
Company repurchased the shares issued pursuant to the acquisition for
$5,000,000, (consisting of a $4,000,000 note payable and $1,000,000 in cash) and paid $3,000,000 in lieu of all cash earn out consideration tied to future sales and profit growth.

The purchase price for each of the brand acquisitions was allocated to trademarks, brand name, and inventory. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and assigned an indefinite life to trademarks and brand name and, accordingly, records no amortization expense related to these assets. The trademarks and brand names were assigned an indefinite life, and are the Company's only intangible assets.

7.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                                       October 1,   October 3,
                                                                          2004         2003
                                                                          ----         ----

     Accrued promotional costs                                           $ 4,701     $ 4,086
     Other accrued expenses                                               12,433      14,394
                                                                          ------      ------
                                                                         $17,134     $18,480
                                                                         =======     =======

8.  Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                       October 1,  October 3,
                                                                          2004        2003
                                                                          ----        ----

     Borrowings under credit facility                                 $284,758       $300,693
     Other unsecured notes payable                                       4,000          2,492
     Capital lease obligations                                              77            147
                                                                            --            ---
                                                                       288,835        303,332
     Less current portion                                                2,040          2,554
                                                                         -----          -----
                                                                      $286,795       $300,778
                                                                      ========       ========

Annual maturities of long-term debt and capital lease obligations for each of the next three fiscal years are as follows (in thousands):

                                                                  Long-Term       Capital
                               Fiscal Year                          Debt          Leases       Total
                               -----------                          ----          ------       -----

         2005                                                       $2,000          $40
         2006                                                        2,000           41
         2007                                                      284,758           --
         Thereafter                                                     --           --
                                                                        --           --
                                                                   288,758           81        $288,839
         Less imputed interest                                          --            4               4
                                                                        --            -         -------
         Present value of net minimum payments                     288,758           77         288,835
         Less current portion                                        2,000           40           2,040
                                                                     -----           --        --------
         Long-term obligations                                    $286,758          $37        $286,795
                                                                  ========          ===        ========

Credit Facility: At October 1, 2004, the Company had a $400,000,000 unsecured credit facility consisting of a $300,000,000 revolving credit facility
(including availability for issuance of letters of credit) and a $100,000,000 term loan facility (that was added in fiscal 2003). The $400,000,000 facility includes $100,000,000 dual currency

availability in Euros or U.S. dollars to finance the Company's international business in Italy.

The facility provides for annual commitment reductions between October 1, 2002 and October 2, 2005 totaling $110,000,000. The credit facility matures on
October 2, 2006. The total capacity of the credit facility was $320,000,000 as of October 1, 2004 and there was approximately $36,900,000 of borrowings available at that time. At October 1, 2004, the Company had $50,000 of outstanding letters of credit.

The principal maturity terms of the revolving credit facility are as follows (in thousands):
                                                         Amount                     Date
                                                         ------                     ----

         Scheduled Commitment Reduction                   $25,000             October 1, 2002
         Scheduled Commitment Reduction                    25,000             October 1, 2003
         Scheduled Commitment Reduction                    30,000             October 1, 2004
         Scheduled Commitment Reduction                    30,000             October 1, 2005
         Final Maturity                                   290,000             October 2, 2006
                                                          -------
                                                         $400,000
                                                         ========

Interest is charged at LIBOR/Euribor plus an applicable margin based on a sliding scale of the ratio of the Company's total indebtedness divided by earnings before interest, taxes, depreciation and amortization (EBITDA). The rates in effect at October 1, 2004 and October 3, 2003 were 3.80% and 2.79%, respectively. In addition, a commitment fee is charged on the unused facility balance based on the sliding scale of the Company's total indebtedness divided by EBITDA. The stated interest plus the commitment fee is classified as interest expense.

In January 2004, the credit facility was amended to increase the permitted restricted payments, for dividend and for share repurchases to $40,000,000 plus
25% of consolidated net income. In addition, the amendment revised the "Maximum
Leverage Ratios" allowable under the original credit agreement. With respect to previous amendments, there are no material differences between the terms of the original credit facility and the amended credit facility.

In June 2004, the credit facility was amended to revise the definitions of
"Consolidated EBITDA" and "Fixed Charge Coverage Ratio" and to increase the
"Maximum Leverage Ratio" and to decrease the "Minimum Consolidated EBITDA"
allowed under the credit agreement. Other than as addressed above, with respect to previous amendments, there are no material differences between the terms of the original credit facility and the amended credit facility.

The credit facility contains various restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, purchases of Company stock, and the Company's ability to enter into certain contractual arrangements.
Pursuant to an amendment to the credit facility agreement as discussed below and in Note 21, the Company was in compliance with the restrictive covenants as of
October 1, 2004.

As discussed in Note 21, on November 9, 2004, the Company's credit facility was amended to revise the definitions of "Consolidated EBITDA" and "Fixed Charge
Coverage Ratio" and to increase the "Maximum Leverage Ratio" and to decrease the minimum required Consolidated EBITDA, all related to certain financial covenants in effect in fiscal year 2004. In addition, the lenders were granted a collateral interest in substantially all of the Company's tangible and intangible domestic assets. Other than as addressed above, with respect to previous amendments, there are no material differences between the terms of the original credit facility and the amended credit facility.

9.  CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

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

In the first quarter of fiscal years 2002 and 2003, the Company received
$7,600,000 and

$2,400,000, respectively under the Act and recognized the revenue ratably in each quarter over the fiscal year. Beginning with the 2004 fiscal year, the Company is recognizing the entire Byrd Amendment payment as revenue in the quarter in which the amount, and the right to receive the payment, can be reasonably determined. As such, $1,500,000 related to fiscal year 2004 was recognized as revenue in the second quarter.

Subsequent to October 1, 2004, the Company received notice from the Department of Commerce that it will receive approximately $1,044,000 in fiscal year 2005.
It is not possible to reasonably estimate the potential amount, if any, to be received in future periods beyond fiscal year 2005.

10.  INCOME TAXES

Significant components of the income tax provision are as follows (in thousands):

                                                       Year ended         Year ended         Year ended
                                                       October 1,         October 3,        September 27,
                                                          2004               2003               2002
                                                          ----               ----               ----

Current income tax expense (benefit):
     U.S.                                                $(3,634)           $ 2,321            $ 5,608
     Foreign                                                 999                814                 47
                                                             ---                ---                 --
                                                          (2,635)             3,135              5,655
                                                          ------              -----              -----
Deferred income tax expense (benefit):
     U.S.                                                  2,866             17,384             16,502
     Foreign                                                 940                498               (786)
                                                             ---                ---               ----
                                                           3,806             17,882             15,716
                                                           -----             ------             ------
Net income tax expense                                   $ 1,171            $21,017            $21,371
                                                         =======            =======            =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                         October 1,      October 3,
                                                                                            2004            2003
                                                                                            ----            ----
Deferred tax assets:
      Tax credit and net operating loss carryforwards                                     $29,015        $10,057
      Inventory valuation                                                                   2,265          1,471
      Other comprehensive income/loss components                                            5,820          5,686
      Other                                                                                   643          1,095
                                                                                              ---          -----
                                                                                           37,743         18,309
      Valuation allowance                                                                  (3,294)        (3,294)
                                                                                           ------         ------
Total deferred tax assets                                                                  34,449         15,015
                                                                                           ------         ------

Deferred tax liabilities:
      Tangible assets                                                                      75,561         61,602
      Intangible assets                                                                    16,697         11,012
      Prepaid expenses and other current assets                                             3,338            614
      Other                                                                                 1,755          1,018
                                                                                            -----          -----
Total deferred tax liabilities                                                             97,351         74,246
                                                                                           ------         ------
Net deferred tax liabilities                                                              $62,902        $59,231
                                                                                          =======        =======

The reconciliation of income tax computed at the U.S. statutory tax rate to income tax expense is as follows (in thousands):
                                                              Year ended            Year ended          Year ended
                                                              October 1,            October 3,        September 27,
                                                                 2004                  2003                2002
                                                                 ----                  ----                ----

     Income before income taxes                                $ 4,160               $63,650            $62,670
     U.S. statutory tax rate                                     x 35%                 x 35%              x 35%
                                                                ------                ------             ------
     Federal income tax expense
       at U.S. statutory rate                                    1,456                22,278             21,935
     State income tax expense,
       net of federal tax effect                                    35                   535                526
     Foreign tax rate differential                                (312)                 (340)              (530)
     Foreign tax incentives                                         --                  (646)              (498)
     Other, net                                                     (8)                 (810)               (62)
                                                                ------                ------             ------
     Total income tax expense                                  $ 1,171               $21,017            $21,371
                                                               =======               =======            =======

 Income tax benefit allocated to other items is as follows (in thousands):

                                                                  Year ended               Year ended                Year ended
                                                                  October 1,               October 3,              September 27,
                                                                     2004                     2003                      2002
                                                                     ----                     ----                      ----

Stock option arrangements (recorded
     directly as an increase to
   "Additional Paid-In Capital")                                     $438                    $1,803                   $4,385
                                                                     ====                    ======                   ======

The Company has AMT credit carryforwards of $7,643,000 and $5,777,000 at October
1, 2004 and October 3, 2003, respectively, with no expiration date. The Company has net operating loss carryforwards of $46,990,000 at October 1, 2004, expiring in 2024, and $0 at October 3, 2003. Management believes it is more likely than not that deferred tax assets associated with these items will be realized through the generation of future taxable income (including the effect of reversing taxable temporary differences) and available tax planning strategies.

At October 1, 2004, the Company had state tax credit carryforwards of $4,031,000 that have varying expiration dates from 2010 to 2018. A valuation allowance has been established against these credits to the extent management does not believe it is more likely than not that these credits will be utilized prior to expiration.

No U.S. income taxes have been provided on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. Any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from earnings. Undistributed earnings were approximately $10,000,000 at October 1, 2004. Determination of the
amount of unrecognized deferred tax liability on the undistributed earnings is not practicable.

11.  COMMITMENTS AND CONTINGENCIES

Purchase and Supply Agreements: The Company had durum wheat and semolina purchase commitments totaling approximately $36,900,000 and $27,000,000 at
October 1, 2004 and October 3, 2003, respectively.

Under agreements with its primary rail carriers, the Company is obligated to transport specified wheat volumes. In the event the specified transportation volumes are not met, the Company is required to reimburse certain rail carrier costs. The Company is in compliance with the volume obligations at October 1,
2004.

The Company purchases its raw material requirements (including semolina and semolina/flour blends) for its Kenosha, Wisconsin facility from Horizon Milling,
LLC under the terms of a long-term supply agreement that has a remaining term of five years. The Company is obligated to purchase 90% of its yearly semolina and flour requirements for the Kenosha plant from Horizon Milling with an annual minimum payment of $700,000. As discussed in Note 2, in connection with the
Company's restructuring and rightsizing program, $700,000 was recognized as restructuring expense in fiscal year 2004 related to the purchase commitment not expected to be met in fiscal year 2005 due to suspension of operations at the
Kenosha facility.

The Company purchases its raw material requirements (including semolina and semolina/flour blends) for its Tolleson, Arizona facility from Bay State Milling
Company under the terms of a long-term supply agreement (10-year term with renewal provisions). The Company is obligated to purchase 80% of its annual
Tolleson requirements for semolina from Bay State with an annual minimum of 50 million pounds. In the event Bay State's ownership changes or under performs, the Company has contractual rights to purchase the mill at an established book value less applicable depreciation to that point.

Litigation, Claims and Disputes: From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than such routine litigation, the Company is not currently involved in any material legal proceedings. In addition, the Company is not aware of other material potential claims. While the resolution of the matters described above may have an impact on the Company's financial results for the period in which they are resolved, the Company believes that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon its business or consolidated financial statements.

Employment Agreements: The Company has employment agreements with certain officers providing for payments to be made in the event the employee is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the change of control payments had been due as of October 1, 2004, pursuant to the terms of the related agreements, the Company would have been required to make payments totaling approximately $3,250,000. In addition, the employment agreements contain severance provisions not related to a change in control. These provisions would have required aggregate payments of approximately $3,250,000 if such officers had been terminated as of October 1, 2004.

12.  EQUITY INCENTIVE PLANS

In October 1992, a stock option plan was established that authorizes the granting of options to purchase up to 1,201,880 shares of the Company's common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. In October 1997, a third stock option plan was established that authorizes the granting of restricted shares and/or options to purchase up to 2,000,000 shares of the Company's common stock by certain officers and key employees. In December 2000, a fourth stock option plan was established that authorizes the granting of restricted shares and/or options to purchase up to 1,000,000 shares of the Company's common stock by certain officers and key employees. In February 2004, shareholders approved an additional 800,000 shares under the 2000 plan. Of which 200,000 shares may be issued as restricted shares. The stock options become exercisable over the next one to five years in varying amounts, depending on the terms of the individual option agreements, and expire 10 years from the date of grant.

A summary of the Company's stock option activity, and related information, is as follows:

                                                                                            Weighted
                                                                                            Average
                                                                         Option Price       Exercise
                                                       Number of          Per Share          Price        Exercisable
                                                       ---------          ---------          -----        -----------
                                                        Shares
     Outstanding at September 28, 2001                 2,630,864           $4.92-$45.30       $19.25        1,679,454
          Exercised                                     (427,966)          $4.92-$29.95       $12.49
          Granted                                        521,490          $34.62-$48.30       $40.72
          Cancelled/Expired                              (58,567)         $18.00-$45.30       $25.78
                                                       ---------
     Outstanding at September 27, 2002                 2,665,821           $4.92-$48.30       $24.39        1,680,274
          Exercised                                     (268,876)         $12.23-$39.89       $22.86
          Granted                                        508,500          $32.40-$43.27       $38.97
          Cancelled/Expired                             (111,852)         $16.63-$48.27       $36.96
                                                       ---------
     Outstanding at October 3, 2003                    2,793,593           $4.92-$48.30       $26.68        2,086,618
          Exercised                                      (82,363)         $12.23-$39.30       $22.05
          Granted                                        348,592          $27.19-$40.16       $30.49
          Cancelled/Expired                             (249,260)         $18.50-$48.30       $44.28
                                                       ---------
     Outstanding at October 1, 2004                    2,810,562           $4.92-$44.30       $25.73        2,107,913
                                                       =========

The following table summarizes outstanding and exercisable options at October 1,
2004:

                                                Options Outstanding                             Options Exercisable
                              -------------------------------------------------------    ----------------------------------
   Exercise Prices               Number        Weighted Average   Weighted Average        Number            Weighted
   ---------------
                                                  Remaining
                                               Contractual Life                                             Average
                               Outstanding        (in years)       Exercise Price      Exercisable       Exercise Price
                               -----------        ----------       --------------      -----------       --------------

   $              4.92                734             0.19              $4.920                 734          $ 4.920
   $              7.02             84,622             2.54              $7.020              84,622          $ 7.020
   $             12.23            225,143             0.88            $ 12.230             225,143          $12.230
   $            16.375              8,000             5.97            $ 16.375               4,000          $16.375
   $       18.00-18.50            897,477             3.48            $ 18.080             892,060          $18.080
   $      21.88-26.375            374,704             4.91            $ 24.650             363,657          $24.660
   $       26.69-29.95            326,100             9.17            $ 28.600              34,900          $28.060
   $       32.40-38.00            431,216             8.15            $ 36.070             215,249          $36.000
   $       38.40-44.30            462,566             8.03            $ 39.990             287,548          $39.710

The weighted average fair value of options granted was $9.90, $16.87 and $15.63, for the years ended October 1, 2004, October 3, 2003 and September 27, 2002,
respectively.

13.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan organized under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. The Company currently matches 50% of the employee contributions, with the Company's match not to exceed 6% - 12% of the employee's salary, depending on the length of the employee's service to the
Company, and may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $747,000, $730,000, and $577,000, for the years ended October 1, 2004,
October 3, 2003, and September 27, 2002, respectively.

The Company sponsors an Employee Stock Purchase Plan (ESPP) which offers all employees the election to purchase the Company common stock at a price equal to
90% of the market value on the first or last day of the calendar quarter, whichever is less. For the three years ended October 1, 2004, authorized shares under this plan were 50,000.

14.  STOCK REPURCHASE PLAN AND TREASURY SHARES

In November 2002, the Company's Board of Directors authorized up to $20,000,000 to implement a common stock repurchase plan. The Company purchased 366,398 shares for $12,119,000, at prices ranging from $32.52 to $34.45 per share during the year ended October 3, 2003. The Company did not purchase any shares in fiscal year 2004 under this program.

In fiscal year 2004, the Company purchased 100,000 shares of its common stock for $5,000,000 related to the Mrs. Leeper's acquisition (see Note 6). The purchase price of the shares was in excess of the market value at the time of purchase by $835,000.

15.  DIVIDENDS

The Company declared dividends in the third and fourth quarters of fiscal year
2004, totaling $6,764,000 (37.50 cents per share).

16.  STOCKHOLDER RIGHTS PLANS

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

17.  UNEARNED COMPENSATION

During the years ended October 1, 2004 and October 3, 2003, the Company issued
78,812 and 13,000 shares of restricted stock to employees of the Company, respectively, with a weighted-average grant date values of $30.60 and $39.60, respectively. The Company recorded the fair value of the awards at the market price on the grant date as unearned compensation. The awards contained either a cliff or straight line vesting provision and, therefore, expense is recognized on a straight-line basis over the vesting period. The unearned compensation is classified as a reduction to stockholders' equity in the accompanying consolidated balance sheets at October 1, 2004 and October 3, 2003.

18.  MAJOR CUSTOMERS

Sales to Wal*Mart, Inc. during the years ended October 1, 2004, October 3, 2003, and September 27, 2002 represented 17%, 15% and 13% of revenues, respectively.
Sales to Sysco Corporation during the same periods represented 10%, 10% and 11%
of revenues, respectively.

19.  BOARD OF DIRECTORS STOCK REMUNERATION

The Company provides outside directors with an annual retainer amount in common stock equal to $20,000 per director. These shares are not registered and are restricted for a 12-month period.

20.  QUARTERLY FINANCIAL DATA - UNAUDITED

The following quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. The quarterly financial data includes reclassifications of deferred debt issuance cost amortization expense from general and administrative expenses (a component of operating profit (loss)) to interest expense as discussed in Note 1.

Quarterly financial data is as follows (in thousands, except per share data):

                                                      First              Second              Third              Fourth
                                                     Quarter             Quarter            Quarter             Quarter
                                                     -------             -------            -------             -------
    Year ended October 1, 2004:
         Revenues                                    $ 101,599          $ 113,347           $ 103,184           $ 99,224
         Gross profit                                   31,854             32,178              21,430              8,365
         Operating profit (loss)                        15,257             14,103               2,444            (14,591)
         Net income (loss)                               8,127              7,561                (526)           (12,173)
         Net income (loss) per common
          share (basic)                                   0.45               0.42               (0.03)             (0.67)
        Net income (loss) per common share
            (assuming dilution)                           0.44               0.41               (0.03)             (0.67)

    Year ended October 3, 2003:
        Revenues                                     $ 107,036          $ 110,652           $ 104,302           $116,854
        Gross profit                                    33,577             35,281              36,441             38,431
        Operating profit                                15,894             15,710              20,970             22,259
        Net income                                       8,923              8,870              12,034             12,806
        Net income per common share (basic)               0.50               0.50                0.67               0.71
         Net income per common share
             (assuming dilution)                          0.49               0.48                0.65               0.69

During the third quarter of fiscal 2004, the Company announced a restructuring and rightsizing program to better align its production capacity and cost structure with the Company's current business and operating profile and the current pasta industry environment. In conjunction with this program, during the third and fourth quarters of fiscal 2004, the Company recorded certain restructuring costs, and incurred certain costs associated with its inventory reduction strategy.  These costs related to the suspension or temporary shutdown of operations at certain manufacturing facilities and the liquidation and write-down of certain slow-moving, damaged, and discontinued inventory.  In addition, the
Company's reserve for doubtful accounts was increased in the fourth quarter of fiscal year 2004 to reflect its revised expectation for the collection of certain customer accounts and discounts subsequent to the restructuring.

21.  SUBSEQUENT EVENTS

On November 9, 2004, the Company's credit facility was amended to revise the definitions of "Consolidated EBITDA" and "Fixed Charge Coverage Ratio" and to
increase the "Maximum Leverage Ratio" and to decrease the minimum required
Consolidated EBITDA, all related to certain financial covenants in effect in fiscal year 2004. In addition, the lenders were granted a collateral interest in substantially all of the Company's tangible and intangible domestic assets.

On November 9, 2004, the Company's Board of Directors declared a quarterly dividend of 18.75 cents per share, payable to shareholders of record as of
November 22, 2004, to be paid on December 8, 2004.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON     ACCOUNTING AND
         FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the periods covered by this Form 10K, Mr. Webster, our CEO, and
Mr. Shadid, our CFO, evaluated our disclosure controls and procedures and, based on this evaluation, concluded that the Company's disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the required time periods.
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

                                    PART III

The Company has incorporated by reference certain responses to the Items of this
Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction
G(3) to Form 10-K. The Company's definitive proxy statement for the 2005 Annual
Meeting of stockholders (the "Definitive Proxy Statement") will be filed no later than 120 days after October 1, 2004.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

(c)      Code of Ethics

The Code of Ethics ("the Code") was adopted by the Company's Board of Directors in fiscal year 2004 and is applicable to all directors, officers and employees.
The Code has been posted on our website at http://www.aipc.com. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in response to Item 402 of Regulation S-K under
"Management Compensation" and the subheading "Compensation of Directors" under
"The Board of Directors" in our Definitive Proxy Statement, (other than The
Compensation Committee Report on Executive Compensation) is incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Relationships and Related Transactions" in our Definitive Proxy
Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding information with respect to principal accountant fees and services under the subheading "Fees and Services of Ernst & Young LLP" under the heading "Proposal 3 - Ratification of the Board of Directors Selection of Independent Registered Public Accounting Firm" in our
Definitive Proxy Statement is incorporated by reference in response to this Item
14.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following items are filed as a part of the report:

1.       The Company's consolidated financial statements prepared in accordance with Regulation S-X, including the consolidated statements of operations, cash flows, stockholders' equity, and comprehensive income for the three fiscal years ended October 1, 2004, October 3, 2003, and
         September 27, 2002, and the consolidated balance sheets as of October
         1, 2004 and October 3, 2003, and related notes and the Report of
         Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report.

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

                                    AMERICAN ITALIAN PASTA COMPANY

                                    By: /s/ Timothy S. Webster
                                        ----------------------------------------
                                        Timothy S. Webster
                                        President and Chief Executive Officer

Date: December 10, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

                        POWER OF ATTORNEY AND SIGNATURES

         Each of the undersigned hereby severally constitute and appoint Timothy
S. Webster and George D. Shadid, and each of them singly, with power of substitution and resubstitution, as his true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicted below, all amendments to this Annual Report on Form 10-K and generally to do all things in our names and on our behalf in such capacities to enable American Italian Pasta Company to comply with the provisions of the
Securities Exchange Act of 1934, and all requirements of the Securities and
Exchange Commission with respect to this Annual Report on Form 10-K.

/s/ Horst W. Schroeder                 Chairman of the                          December 10, 2004
------------------------------------   Board of Directors

/s/ Timothy S. Webster                 President,                               December 10, 2004
------------------------------------   Chief Executive Officer
                                       and Director
                                       (Principal Executive Officer)

/s/ George D. Shadid                   Executive VicePresident,                 December 10, 2004
------------------------------------   Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

/s/ Robert H. Niehaus                  Director                                 December 10, 2004
------------------------------------

/s/ Richard C. Thompson                Director                                 December 10, 2004
------------------------------------

/s/ Jonathan E. Baum                   Director                                 December 10, 2004
------------------------------------

/s/ Tim M. Pollak                      Director                                 December 10, 2004
------------------------------------

/s/ Mark C. Demetree                   Director                                 December 10, 2004
------------------------------------

/s/ William R. Patterson               Director                                 December 10, 2004
------------------------------------

/s/ James A. Heeter                    Director                                 December 10, 2004
------------------------------------

/s/ Terence C. O'Brien                 Director                                 December 10, 2004
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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         AMERICAN ITALIAN PASTA COMPANY

                                                Balance at
                                               Beginning of    Charged to Costs                    Balance at End
                      Description                 Period        and Expenses         Deductions      of Period
                      -----------                 ------       ---------------       ----------      ---------
 Year Ended October 1, 2004:
    Deducted from asset accounts:
      Allowance for doubtful accounts          $1,553,000         $1,799,000        $  914,000(1)   $2,438,000
      Allowance for slow-moving, damaged and
        discontinued inventory                  1,399,000          3,621,000         2,799,000(2)    2,221,000
                                               ----------         ----------        ----------      ----------
Total                                          $2,952,000         $5,420,000        $3,713,000      $4,659,000
                                               ==========         ==========        ==========      ==========
Year Ended October 3, 2003:
   Deducted from asset accounts:
      Allowance for doubtful accounts          $1,054,000         $  625,000        $  126,000(1)   $1,553,000
      Allowance for slow-moving, damaged and      861,000          1,146,000           608,000(2)    1,399,000
                                               ----------         ----------        ----------      ----------
        discontinued inventory
Total                                          $1,915,000         $1,771,000        $  734,000      $2,952,000
                                               ==========         ==========        ==========      ==========
Year Ended September 27, 2002:
   Deducted from asset accounts:
      Allowance for doubtful accounts          $  847,000         $  295,000        $   88,000(1)   $1,054,000
      Allowance for slow-moving, damaged and      585,000            404,000           128,000(2)      861,000
                                               ----------         ----------        ----------      ----------
        discontinued inventory
Total                                          $1,432,000         $  699,000        $  216,000      $1,915,000
                                               ==========         ==========        ==========      ==========

(1) Uncollectible accounts written off, net of recoveries. (2) Disposition of slow-moving, damaged and discontinued inventory.

EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

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

                  4.8.1    Credit Agreement, dated July 16, 2001, among American
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
                           Book Manager, which is attached as Exhibit 10.4 to the
                           Company's quarterly report dated August 13, 2001 on
                           Form 10-Q (Commission File No. 001-13403), is
                           incorporated by reference herein as Exhibit 4.8.1.

                  4.8.2    First Amendment to the Credit Agreement, dated
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
                           4.8.2.

                  4.8.3    Second Amendment to the Credit Agreement, dated
                           January 16, 2004, among American Italian Pasta
                           Company and various financial institutions and Bank
                           of America, N.A., as administrative agent, which is
                           attached as Exhibit 10.2 to the Company's quarterly
                           report on Form 10-Q for the period ending April 2,
                           2004, is incorporated by reference herein as Exhibit
                           4.8.3.

                  4.8.4    Third Amendment, dated as of June 29, 2004, to the
                           Credit Agreement, dated July 16, 2001, among American
                           Italian Pasta Company, various financial institutions
                           and Bank of America, N.A., as administrative agent,
                           which is attached as Exhibit 4.1 to the Company's
                           quarterly report on Form 10-Q for the period ending
                           July 2, 2004, is incorporated by reference herein as
                           Exhibit 4.8.4.

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
                           reference herein as Exhibit 4.10.

(10)              Material Contracts

                  10.1         Board of Directors Remuneration Policy.

                  10.5.1*      Employment Agreement between the Company and
                               Timothy S. Webster dated May 30, 2002, which is
                               attached as Exhibit 10 to the Company's quarterly
                               report on Form 10-Q for the period ending June
                               30, 2002, is incorporated by reference herein as
                               Exhibit 10.5.1.

                  10.5.2*      Employment Agreement dated September 1, 2002
                               between the Company and Warren B. Schmidgall,
                               which is attached as Exhibit 10.10 to the
                               Company's Form 10-K for the period ending
                               September 30, 2002 is incorporated by reference
                               herein as Exhibit 10.5.2.

                  10.5.3*      Letter Agreement between the Registrant and HWS &
                               Associates, Inc. dated October 1, 1999, which is
                               attached as Exhibit 10.6 to the Company's Current
                               Report on Form 8-K (Commission File no.
                               001-13403), dated November 17, 1999, is
                               incorporated by reference herein as Exhibit
                               10.5.3.

                  10.5.4*      Employment Agreement dated September 1, 2002
                               between the Company and Walter George, which is
                               attached as Exhibit 10.13 to the Company's Form
                               10-K for the period ending September 30, 2002 is
                               incorporated by reference herein as Exhibit
                               10.5.4.

                  10.5.5*      Employment Agreement dated September 1, 2002
                               between the Company and Jerry H. Dear, which is
                               attached as Exhibit 10.23 to the Company's Form
                               10-K for the period ending September 30, 2002 is
                               incorporated by reference herein as Exhibit
                               10.5.5.

                  10.5.6*      Employment Agreement by and between American
                               Italian Pasta Company and Horst W. Schroeder
                               dated January 14, 2003, which is attached as
                               Exhibit 10.1 to the Company's quarterly report on
                               Form 10-Q for the period ending March 31, 2003,
                               is incorporated by reference herein as Exhibit
                               10.5.6.

                  10.5.7*      Employment Agreement dated August 25, 2003,
                               between the Company and Daniel W. Trott, which is
                               attached as exhibit 10.32 to the Company's Form
                               10K for the period ending October 3, 2003 is
                               incorporated by reference herein as Exhibit
                               10.5.7.

                  10.5.8*      Employment Agreement dated September 10, 2004,
                               between the Company and George D. Shadid, which
                               is attached as Exhibit 10.1 to the

                               Company's current report on Form 8-K dated September 15,
                               2004, incorporated by reference herein as Exhibit 10.5.8.

                  10.5.9*      Consulting Agreement dated January 1, 2004
                               between the Company and David E. Watson, which is
                               attached as Exhibit 10.2 to the Company's
                               quarterly report on Form 10-Q for the period
                               ending January 2, 2004, is incorporated by
                               reference herein as Exhibit 10.5.9.

                  10.5.10*     Separation Agreement dates December 12, 2003
                               between the Company and David B. Potter, which is
                               attached as Exhibit 10.2 to the Company's
                               quarterly report on Form 10Q for the period
                               ending April 2, 2004 and is incorporated by
                               reference herein as Exhibit 10.5.10.

                  10.6.1*      American Italian Pasta Company 1992 Stock Option
                               Plan, which is attached as Exhibit 10.10 to the
                               IPO Registration Statement, is incorporated by
                               reference herein as Exhibit 10.6.1.

                  10.6.2*      American Italian Pasta Company 1993 Non-Qualified
                               Stock Option Plan, which is attached as Exhibit
                               10.11 to the IPO Registration Statement, is
                               incorporated by reference herein as Exhibit
                               10.6.2.

                  10.6.3*      1996 Salaried Bonus Plan, which is attached as
                               Exhibit 10.13 to the IPO Registration Statement,
                               is incorporated by reference herein as Exhibit
                               10.6.3.

                  10.6.4*      1997 Equity Incentive Plan, which is attached as
                               Exhibit 10.14 to the IPO Registration Statement,
                               is incorporated by reference herein as Exhibit
                               10.6.4.

                  10.6.5*      First amendment to 1997 Equity Incentive Plan,
                               which is attached as Exhibit 10.1 to the
                               Company's July 31, 1998 Form 10-Q (Commission
                               file no. 001-13403), is incorporated by reference
                               here in as Exhibit 10.6.5.

                  10.6.6*      American Italian Pasta Company 2000 Equity
                               Incentive Plan, as amended, which is attached as
                               Exhibit 10.5 to the Company's quarterly report
                               dated August 13, 2001 on Form 10-Q (Commission
                               File No. 001-13403), is incorporated by reference
                               herein as Exhibit 10.6.6.

                  10.6.7*      Amendment to the 2000 Equity Incentive Plan which
                               is attached as Exhibit 10.1 to the Company's
                               quarterly report on Form 10-Q for the period
                               ending January 2, 2004, is incorporated by
                               reference herein as Exhibit 10.6.7.

                  10.6.8*      Form of Restricted Stock Agreement for Restricted
                               Stock Awards granted pursuant to the Company's
                               2000 Equity Incentive Plan, which is attached as
                               Exhibit 10.25 to the Company's Form 10-K for the
                               period ending September 30, 2002 is incorporated
                               by reference herein as Exhibit 10.6.8.

                  10.6.9*      Form of Stock Option Award Agreement for Stock
                               Option Awards Pursuant to the Company's 2000
                               Equity Incentive Plan, which is attached as
                               Exhibit 10.4 to the Company's quarterly report on
                               Form 10-Q for the period ending March 31, 2003,
                               is incorporated by reference herein as Exhibit
                               10.6.9.

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

32.               Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99                None

* Represents a management contract or a compensatory plan or arrangement.

