Form 10-Q
period 2004-12-31
AMERICAN ITALIAN PASTA CO
filed 2005-02-09
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal period ended December 31, 2004

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the transition period from ______to________

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

                                 (816) 584-5000
                  ---------------------------------------------
               Registrant's telephone number, including area code:

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

The number of shares outstanding as of February 9, 2004 of the Registrant's
Class A Common Stock was 18,381,582 ) and there were no shares outstanding of the Class B Common Stock.

                         American Italian Pasta Company
                                    Form 10-Q
                     Fiscal Quarter Ended December 31, 2004

                                Table of Contents

Part I - Financial Information                                                                     Page

         Item 1.           Consolidated Financial Statements (unaudited)                              3

                           Consolidated Balance Sheets at December 31, 2004 and October 1, 2004       3

                           Consolidated Statements of Operations for the three months ended           4
                           December 31, 2004 and January 2, 2004

                           Consolidated Statement of Stockholders' Equity for the
                           three months ended December 31, 2004                                       5

                           Consolidated Statements of Comprehensive Income for the
                           three months ended December 31, 2004 and January 2, 2004                   6

                           Consolidated Statements of Cash Flows for the three months ended
                           December 31, 2004 and January 2, 2004                                      7

                           Notes to Consolidated Financial Statements                              8-10

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                              10-15

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk             15-16

         Item 4.           Controls and Procedures                                                   16

Part II - Other Information

         Item 1.           Legal Proceedings                                                         16

         Item 2.           Changes in Securities and Uses of Proceeds                                16

         Item 3.           Defaults Upon Senior Securities                                           16

         Item 4.           Submission of Matters to a Vote of Security Holders                       16

         Item 5.           Other Information                                                         16

         Item 6.           Exhibits and Reports on Form 8-K                                          17

Certifications and Signature Page                                                                 18-21

Item 1.  Consolidated Financial Statements

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                               December 31,        October 1,
                                                                                   2004               2004
                                                                               --------------     --------------
         ASSETS                                                                   (Unaudited)
Current assets:
   Cash and temporary investments                                              $       1,351          $  4,350
   Trade and other receivables, net                                                  44,694             45,704
   Prepaid expenses and deposits                                                      9,631             10,554
   Inventory                                                                         60,716             60,704
   Deferred income taxes                                                                789                789
                                                                               --------------     --------------
Total current assets                                                                117,181            122,101
Property, plant and equipment:
    Land and improvements                                                            15,780             15,050
    Buildings                                                                       135,951            133,534
    Plant and mill equipment                                                        389,294            384,020
    Furniture, fixtures and equipment                                                31,370             29,990
                                                                               --------------     --------------
                                                                                    572,395            562,594
    Accumulated depreciation                                                        (152,997)        (145,836)
                                                                               --------------     --------------
                                                                                    419,398            416,758
    Construction in progress                                                         13,793             10,833
                                                                               --------------     --------------
Total property, plant and equipment                                                 433,191            427,591
Brands and trademarks                                                               190,473            189,984
Other assets                                                                          8,959              8,734
                                                                               --------------     --------------
Total assets                                                                      $ 749,804           $748,410
                                                                               ==============     ==============

         Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                              $ 33,139           $ 36,264
     Accrued expenses                                                                20,576             17,134
     Income tax payable                                                                  36                 --
     Current maturities of long-term debt                                                                2,040
                                                                                         --
                                                                               --------------     --------------
Total current liabilities                                                            53,751             55,438
Long-term debt, less current maturities                                             286,498            286,795
Deferred income taxes                                                                63,256             63,691
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares - 10,000,000                                                      --                 --
     Issued and outstanding shares - none
  Class A common stock, $.001 par value:
     Authorized shares - 75,000,000                                                      20                 20
     Issued and outstanding shares - 20,239,216 and 18,112,020 at
         December 31, 2004 and 20,233,855 and 18,108,139 at October 1, 2004
  Class B common stock, $.001 par value:
     Authorized shares - 25,000,000                                                      --                 --
     Issued and outstanding shares - none
  Additional paid-in capital                                                        232,257            232,184
  Treasury stock, 2,127,196 shares at December 31, 2004 and 2,125,696
     shares at October 1, 2004, at cost                                              (51,657)         (51,657)
  Unearned compensation                                                              (2,331)           (2,556)
  Retained earnings                                                                 159,421            160,720
   Accumulated other comprehensive income                                             8,589              3,775
                                                                               --------------     --------------
Total stockholders' equity                                                          346,299            342,486
                                                                               --------------     --------------
Total liabilities and stockholders' equity                                        $ 749,804           $748,410
                                                                               ==============     ==============
                     See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                       Three Months Ended
                                                                               ----------------    --------------
                                                                               December 31,            January 2,
                                                                                   2004                2004
                                                                               ----------------    --------------
                                                                                         (Unaudited)
               Revenues:
                  Retail                                                           $  75,685         $  74,974
                  Institutional                                                       23,436            26,625
                                                                               ----------------    --------------
                     Total Revenues                                                   99,121           101,599
                                                                                ----------------    --------------

               Cost of goods sold                                                     76,416            69,745
                                                                                ----------------    --------------
                     Gross profit                                                     22,705            31,854
                     Percent of total revenues                                          22.9%             31.4%

               Selling and marketing expense                                          12,248            13,578
               General and administrative expense                                      3,317             3,019
                                                                               ----------------    --------------
                     Operating profit                                                  7,140            15,257
                     Percent of total revenues                                          7.2%             15.0%

               Interest expense, net                                                   3,914             3,127
                                                                               ----------------    --------------
               Income before income tax expense                                        3,226            12,130
               Income tax provision                                                    1,129             4,003
                                                                               ----------------    --------------

               Net income                                                          $   2,097          $  8,127
                                                                               ================    ==============
               Percent of total revenues                                                  2.1%            8.0%

               Basic earnings per common share:
                   Net income per common share                                      $   0.12         $   0 .45
                                                                               ================    ==============
                   Weighted-average common shares outstanding                         18,112            18,046
                                                                               ================    ==============

               Diluted earnings per common share:
                   Net income per common share assuming dilution                   $   0 .11          $   0.44
                                                                               ================    ==============
                   Weighted-average common shares outstanding                         18,325            18,641
                                                                               ================    ==============

               Cash dividend declared per common share                             $  0.1875           $    --
                                                                               ================    ==============

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)

                               Three Months Ended
                                                                                                  December 31,
                                                                                                      2004
                                                                                                 ----------------
                                                                                                   (Unaudited)

Class A Common Shares
  Balance, beginning of period                                                                          20,234
  Issuance of shares of Class A Common stock to option holders and other issuances                           5
                                                                                                 ----------------
  Balance, end of period                                                                                20,239
                                                                                                 ================

Class A Common Stock
  Balance, beginning and end of period                                                                 $    20
                                                                                                 ================

Additional Paid-in Capital
  Balance, beginning of period                                                                       $ 232,184
  Issuance of shares of Class A Common stock to option holders and other issuances                          68
  Tax benefit from stock compensation                                                                        5
                                                                                                 ----------------
  Balance, end of period                                                                             $ 232,257
                                                                                                 ================

Treasury Stock
  Balance, beginning and end of period                                                              $  (51,657)
                                                                                                 ================

Unearned Compensation
  Balance, beginning of period                                                                       $  (2,556)
  Cancellation of common stock                                                                              75
  Issuance of common stock                                                                                 (58)
  Earned compensation                                                                                      208
                                                                                                 ----------------
  Balance, end of period                                                                             $  (2,331)
                                                                                                 ================

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
  Balance, beginning of period                                                                       $   4,705
   Change during the period                                                                              3,892
                                                                                                 ----------------
  Balance, end of period                                                                                 8,597
                                                                                                 ----------------

Interest rate swaps and forward exchange contract fair value adjustments:
  Balance, beginning of period                                                                            (930)
  Change during the period                                                                                 922
                                                                                                 ----------------
  Balance, end of period                                                                                    (8)
                                                                                                 ----------------

  Total accumulated other comprehensive income                                                       $   8,589
                                                                                                 ================

Retained Earnings
  Balance, beginning of period                                                                       $ 160,720
  Dividends declared                                                                                    (3,396)
  Net income                                                                                             2,097
                                                                                                 ----------------
  Balance, end of period                                                                             $ 159,421
                                                                                                 ----------------

Total Stockholders' Equity                                                                           $ 346,299
                                                                                                 ================

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)

                                                                               Three Months Ended
                                                                        ----------------------------------
                                                                         December 31,        January 2,
                                                                             2004               2004
                                                                        ---------------    ---------------
                                                                                  (Unaudited)

Net income                                                                  $  2,097           $  8,127

Other comprehensive income:

   Net unrealized gains on qualifying cash flow hedges (net of income
    tax expense of  $515 and $493, respectively)                                 922              1,000

   Foreign currency translation adjustment (net of income tax benefit
    of  $1,904 and $3,598, respectively)                                       3,892              3,303
                                                                        ---------------    ---------------

   Total other comprehensive income                                            4,814              4,303
                                                                        ---------------    ---------------

Comprehensive income                                                        $  6,911           $ 12,430
                                                                        ===============    ===============

                See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          Three Months Ended
                                                                                  -----------------------------------
                                                                                   December 31,         January 2,
                                                                                       2004                2004
                                                                                  ---------------     ---------------
                                                                                             (Unaudited)
Operating activities:
Net income                                                                            $  2,097            $ 8,127
Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                         7,328              6,471
   Deferred income tax expense                                                             954              4,675
Changes in operating assets and liabilities:
   Trade and other receivables, net                                                      2,311              4,313
   Prepaid expenses and deposits                                                           743             (1,764)
   Inventory                                                                               396             (3,894)
   Accounts payable and accrued expenses                                                 1,707             (5,951)
   Income taxes                                                                             40             (1,070)
   Other                                                                                  (223)               278
                                                                                  ---------------     ---------------
Net cash provided by operating activities                                               15,353             11,185
                                                                                  ---------------     ---------------

Investing activities:
Additions to property, plant and equipment                                              (8,286)            (8,703)
Purchase of pasta brands                                                                     --              (992)
                                                                                  ---------------     ---------------
Net cash used in investing activities                                                   (8,286)            (9,695)
                                                                                  ---------------     ---------------

Financing activities:
Proceeds from issuance of debt                                                          10,953                 --
Principal payments on debt and capital lease obligations                               (17,076)            (2,781)
Proceeds from issuance of common stock, net of issuance costs                               87                276
Dividends paid                                                                          (3,396)
                                                                                                               --
Other                                                                                     (824)               (50)
                                                                                  ---------------     ---------------
Net cash used in financing activities                                                  (10,256)            (2,555)
                                                                                  ---------------     ---------------

Effect of exchange rate changes on cash                                                    190                (85)
                                                                                  ---------------     ---------------

Net increase (decrease) in cash and temporary investments                                2,999             (1,150)

Cash and temporary investments at beginning of period                                    4,350              6,465
                                                                                  ---------------     ---------------
Cash and temporary investments at end of period                                      $   1,351            $ 5,315
                                                                                  ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Note payable exchanged for treasury stock                                         $     --            $ 4,000
                                                                                  ===============     ===============

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

American Italian Pasta Company (the "Company" or "AIPC") uses a 52/53 week financial reporting cycle with a fiscal year that ends on the last Friday of
September or the first Friday of October. The Company's first three fiscal quarters end on the Friday last preceding December 31, March 31, and June 30 or the first Friday of the following month. For purposes of this Form 10-Q, the first fiscal quarter of fiscal years 2005 and 2004 included thirteen weeks of activity.

Reclassifications - Certain amounts from the prior year have been reclassified to conform to the current year's presentation. Deferred debt issuance cost amortization expense totaling $230,000 has been reclassified from general and administrative expense to interest expense for the first quarter of fiscal 2004.

2.   STOCK OPTIONS/EARNINGS PER SHARE

A summary of the Company's stock option activity is as follows:

                                                              Number
                                                             of Shares
                                                           --------------
Outstanding at October 1, 2004                               2,810,562
     Exercised                                                 (1,819)
     Granted                                                    25,000
     Canceled/Expired                                         (64,200)
                                                           --------------
Outstanding at December 31, 2004                             2,769,543
                                                           ==============

Dilutive securities, consisting of options to purchase the Company's Class A common stock, included in the calculation of diluted weighted average common shares, were 213,000 shares for the three-month period ended December 31, 2004 and 595,000 shares for the three-month period ended January 2, 2004.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based
Compensation".

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of these options. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                           Three Months Ended
                                                     ----------------------------------
                                                      December 31,        January 2,
                                                          2004               2004
                                                     ---------------     --------------

Net income                                               $   2,097          $  8,127
Compensation cost under the fair value method                (647)             (991)
                                                     ---------------     --------------

Pro forma net income                                     $    1,450          $  7,136
                                                     ===============     ==============

Pro forma earnings per share:
     Basic                                                $    .08          $    .40
                                                     ===============     ==============
     Diluted                                              $    .08          $    .38
                                                     ===============     ==============

3.  RESTRUCTURING AND RIGHTSIZING PROGRAM

During the third quarter of fiscal year 2004, the Company announced a restructuring and rightsizing program to better align its production capacity and cost structure with the Company's current business and operating profile and the current pasta industry environment. The restructuring program responded to industry-wide reductions in demand related to recent changes in consumer diet trends and to manufacturing overcapacity in the pasta industry. The key strategic elements of the restructuring and rightsizing program included reductions in the Company's workforce, manufacturing capacity and inventory levels and the related reconfiguration of its distribution network. In that regard, during the fourth quarter of fiscal 2004, the Company suspended full operations at one of its manufacturing facilities; temporarily shut-down production at two of its four domestic manufacturing facilities; and exited certain leased domestic distribution centers. As a result of the restructuring and rightsizing, production capacity and output will more effectively match anticipated sales demand, significant cost savings are expected to be generated and lower inventory levels have been achieved.

During fiscal year 2004, the Company recorded $2,868,000 of restructuring expenses. These expenses primarily include employee severance and termination benefits, lease costs, and supply agreement costs. The severance and benefit costs relate to the termination of approximately 14% of the Company's workforce, a majority of whom were employed at manufacturing locations. Lease costs relate to the commitment and termination costs for certain leased warehouses that will no longer be required due to the distribution network restructuring facilitated by reduced inventory levels. Supply agreement costs relate to amounts to be paid under a raw materials supply agreement that includes a minimum purchase commitment not expected to be met in fiscal year 2005 due to the suspension of operations at one plant beginning in fiscal year 2004.

The table below sets forth the significant cost components and related activity in the restructuring program as discussed in Management's Discussion and
Analysis during the three-month period ended December 31, 2004. Certain non-cash adjustments have been made to reflect severance and supply agreement costs that will not be incurred due to the decision to reactivate the Kenosha facility during the quarter. These non-cash adjustments are reflected in the accompanying
2005 Statement of Operations (in thousands):

                                    Balance at
                                    October 1,         Non-Cash                            December 31,
                                       2004           Adjustments         Payments           2004
                                  ---------------    --------------    ---------------    --------------
Employee severance and
     termination benefits              $   279          $  (216)           $   (63)           $    --
Lease costs                                559                17              (432)               144
Supply agreement costs                     700             (100)                 --               600
Other                                       94                44              (138)                --
                                  ---------------    --------------    ---------------    --------------
Total                                 $  1,632          $  (255)           $  (633)           $   744
                                  ===============    ==============    ===============    ==============

As of December 31, 2004, the remaining liability related to the accrual of the restructuring costs was $744,000 and is included in "Accrued expenses" on the accompanying December 31, 2004 consolidated balance sheet.

4.       INVENTORIES

Inventories are carried at standard costs adjusted for capitalized variances, which approximate the lower of cost, determined on a first-in, first-out (FIFO)
basis, or market. The Company periodically reviews its inventory for slow-moving, damaged or discontinued items and provides reserves to reduce such items identified to their recoverable amount. Inventories consist of the following (in thousands):

                                                                              December 31,         October 1,
                                                                                  2004                2004
                                                                             ----------------    ---------------

    Finished goods                                                           $        39,053     $     43,564
    Raw materials, additives, packaging materials and  work-in-process                21,663           17,140
                                                                             ----------------    ---------------
                                                                             $        60,716     $     60,704
                                                                             ================    ===============

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
The Company recognizes the Byrd Amendment payment as revenue in the quarter in which the amount, and the right to receive the payment, can be reasonably determined.

In the first quarter of fiscal year 2005, the Company received notice from the
Department of Commerce of the amount to be received and recorded approximately
$1,000,000 as revenue. There was no revenue recorded in the first quarter of fiscal year 2004. It is not possible to reasonably estimate the potential amount, if any, to be received in future periods beyond fiscal year 2005.

6.     AMENDMENT TO CREDIT FACILITY

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

7.      DIVIDENDS

The Company declared and paid a dividend totaling $3,396,000 in the first quarter of fiscal 2005 (18.75 cents per share)

8.       SUBSEQUENT EVENT

On February 2, 2005, the Company's Board of Directors declared a quarterly dividend of 18.75 cents per share, payable to shareholders of record as of
February 22, 2005, to be paid on March 8, 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this quarterly report on form 10-Q ("Quarterly Report"), contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our Annual Report on Form 10-K filed on December 15, 2004. That report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the
SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

In this report, we have provided information about our "free cash flow". This is a non-GAAP financial measure which management believes provides useful information about operating results and cash generation. These amounts should be read in conjunction with our GAAP financial statements included in the report.

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

We generate revenues in two customer markets: retail and institutional. Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery, club, mass merchant and discount stores) and encompass sales of our branded, private label, imported and specialty products. These revenues represented 76.4% and 73.8% of our total revenue for the three-month periods ended December 31, 2004 and January 2, 2004, respectively. Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice (meals away from home) market. It also includes revenues from sales to government agencies and other customers that we pursue periodically. The institutional market represented 23.6% and 26.2% of our total revenue for the three-month periods ended December 31, 2004 and January 2, 2004, respectively.

During the thirteen weeks ended December 25, 2004, the retail dry pasta category
(as measured by AC Nielsen) in the United States experienced declines in consumption of approximately 2%, sequentially improving from the 4-5% decline in the previous thirteen week period.

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

Selling and marketing costs constituted 12.4% and 13.4% of revenues for the three-month periods ended December 31, 2004 and January 2, 2004, respectively.

Critical Accounting Policies

This discussion and analysis discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States. As discussed in Note 1 to our October 1, 2004 consolidated financial statements included in our Annual Report on Form 10-K, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the method of accounting for stock options, and the estimates used to record allowances for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory and derivatives. Our management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to our October 1, 2004 consolidated financial statements included in our Annual Report on Form 10-K, for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

Impairment Testing of Intangible Assets: In accordance with Statement of
Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible
Assets," we do not amortize the cost of intangible assets with indefinite lives, such as our brands and trademarks. SFAS No. 142 requires that we perform certain fair value based tests of the carrying value of indefinite lived intangible assets at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We completed our impairment testing at the end of fiscal year 2004 and determined that no material impairment existed. These impairment tests are impacted by judgments as to future cash flows and other considerations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Future events could cause our management to conclude that impairment indicators exist and that the value of intangible assets is impaired.

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

Pro forma information regarding net income and earnings per share is required by
SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.33% for fiscal years 2004 and 2005; dividend yield of 2.0%
for fiscal years 2004 and 2005; a volatility factor of the expected market price of our common stock of .35 for fiscal year 2004 and 2005; and a weighted-average expected life of the options of five years.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R,
"Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for
Stock-Based Compensation" and is applicable to fiscal quarters beginning after
June 15, 2005. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We expect to adopt SFAS No. 123R on July 2, 2005. The adoption of SFAS No. 123R will have a significant impact on our reported results of operations, although it will have no impact on our cash flow or overall financial position. Had we adopted SFAS No. 123R in prior periods, the impact of that Statement, net of taxes, would have been approximately $3.3 million, $5.2 million, and $2.9 million in fiscal years 2004, 2003 and 2002, respectively. The full impact of adoption of the Statement cannot be predicted at this time as it will depend, in part, on the levels and value of share-based payments granted in the future.

Prior to the adoption of SFAS 123R, we are considering accelerating the vesting of certain unvested options awarded to employees and officers that have exercise prices significantly greater than the current share price of the stock and vesting periods ending in fiscal years 2005 and 2006. The accelerated vesting would result in our not being required to recognize any compensation expense associated with these option grants in future periods included in the above disclosure.

Accounts Receivable - Significant Customers: During the three-month period ended
December 31, 2004, we generated 26% of our revenues and corresponding accounts receivable from sales to two multi-national customers. If our primary customers experience significant adverse conditions in their industry or operations, our customers may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing purchase and sale commitments.

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

Derivatives: We hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with variable rate long-term debt and foreign currency risks associated with our Italian operations. These derivatives qualify for hedge accounting as discussed in detail in Note 1 to our
October 1, 2004 consolidated financial statement. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

To hedge foreign currency risks, we use futures contracts. The fair values of these instruments are determined from market quotes. These forward contracts are valued in a manner similar to that used by the market to value exchange-traded contracts; that is, using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, and interest rates observed in the market. To hedge interest rate risks, an interest rate swap is used to effectively convert a portion of variable rate debt to fixed rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Our derivative instruments are not subject to multiples or leverage on the underlying commodity or price index. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note 1 to our October 1, 2004 consolidated financial statements included in our Annual
Report on Form 10-K, and the section titled "Quantitative and Qualitative
Disclosures About Market Risk."

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

Restructuring and Rightsizing Program

The pasta industry continued to experience the significant changes that have been seen over the last 18-21 months, with U.S. pasta consumption continuing to decrease as a result of recent changes in consumer diet trends. During this period, we estimate the decline in industry-wide consumption to be over 100 million annualized pounds. Retail consumption of dry pasta (as measured by AC
Nielsen) declined by approximately 2% in volume for the thirteen weeks ended
December 25, 2004. The production overcapacity that existed within the pasta industry, combined with decreasing consumer demand, has resulted in a highly competitive market with pricing levels and operating margins coming under increasing pressure.

During the fourth quarter of fiscal 2004 production and manufacturing cost inefficiencies were experienced in the transition period after the Company's restructuring program changes were implemented. This resulted in higher than projected operating costs due to product waste, production inefficiencies and incremental distribution costs. At the beginning of the 2005 fiscal year, the
Company expected that these operating processes and the related cost inefficiencies would come into line during the first two fiscal quarters. As anticipated, improvements in operating costs per unit manufactured were achieved during the first quarter and continued improvements are expected during the second quarter. These improvements should allow the Company to achieve its planned levels of production and cost efficiency in the last half of the fiscal year.

The operational factors surrounding the implementation of the restructuring and the concurrent reductions in inventory levels resulted in some specific product availability issues during the fourth quarter of 2004. While customer service levels improved during the first quarter, certain product availability issues have continued. To regain higher levels of customer service, in mid-October 2004 the Company partially re-activated the Kenosha, Wisconsin facility that was closed as part of the restructuring and rightsizing program. For the foreseeable future, the facility will continue to operate at partial production levels, consistent with the Company's strategy of having the plant available for short-term production needs. It is anticipated that customer service levels will return to historical performance during the second fiscal quarter.

QUARTER ENDED DECEMBER 31, 2004, COMPARED TO QUARTER ENDED JANUARY 2, 2004

Results of Operations

Revenues. Total revenues decreased $2.5 million, or 2.4%, to $99.1 million for the three-month period ended December 31, 2004, from $101.6 million for the three-month period ended January 2, 2004. Revenues decreased $1.6 million, or
1.5%, due to volume declines and decreased $1.9 million, or 1.9%, due to lower average selling prices and changes in sales mix. Overall, revenues were affected by declining category sales due in part to current reduced carbohydrate awareness trends in the American diet. Also impacting the comparability of revenue is the $1.0 million, or 1.0%, recognized in the quarter ended December
31, 2004 related to the payment received from the U.S. government under the
Continued Dumping and Subsidy Offset Act of 2000 (CDO), while no such amount was received or recognized in the quarter ended January 2, 2004. (See note 3 to the consolidated financial statements.)

Revenues for the Retail market increased $0.7 million, or 0.9%, to $75.7 million for the three-month period ended December 31, 2004, from $75.0 million for the three-month period ended January 2, 2004. Revenues increased $3.6 million, or
4.9%, due to volume growth and decreased $3.9 million, or 5.3%, due to lower average selling prices and changes in the sales mix. Our branded business revenues decreased by approximately 2.9%, offset by an increase of 5.3% for our private label business. The sales of our low and reduced carb product lines continued at our lower level of expectation. Total revenues from these product lines were $1.1 million in the three-month period ended December 31, 2004, $1.6 million lower than the prior year's quarter, in part due to the higher introductory sales of Atkins products last year. Additionally, as indicated
above, revenue increased by $1.0 million or 1.3% due to the revenue recognized on payments received from the U.S. government under the CDO.

Revenues for the Institutional market decreased $3.2 million, or 12.0%, to $23.4 million for the three-month period ended December 31, 2004, from $26.6 million for the three-month period ended January 2, 2004. Revenues decreased $5.2 million, or 19.5%, due to volume declines, and increased $2.0 million, or 7.5%
due to higher average selling prices and changes in sales mix. The volume decline was expected and is directly related to the idling of the Kenosha facility, as volume was lower with certain ingredient customers and low margin contract customers.

Gross Profit. Gross profit decreased $9.1 million, or 28.7%, to $22.7 million for the three-month period ended December 31, 2004, from $31.9 million for the three-month period ended January 2, 2004. Gross profit was impacted by a number of factors compared to the prior year's first quarter; primarily lower sales prices, higher freight costs, and higher material and overhead costs, on a per unit basis.

Gross profit as a percentage of revenues decreased to 22.9% for the three-month period ended December 31, 2004 from 31.4% for the three-month period ended
January 2, 2004 due to the factors discussed above.

Selling and Marketing Expense. Selling and marketing expense decreased $1.3 million or 9.8%, for the three-month period ended December 31, 2004 from $13.6 million for the three-month period ended January 2, 2004. This is primarily related to lower promotional spending, reduced consumer spending and lower payroll costs. Selling and marketing expense as a percentage of revenue decreased to 12.4% for the three-month period ended December 31, 2004, from
13.4% for the comparable prior year period.

General and Administrative Expense. General and administrative expenses increased $0.3 million, or 9.9% to $3.3 million for the three-month period ended
December 31, 2004 from $3.0 million for the three-month period ended January 2,
2004. This is attributable primarily to increased costs of information technology, regulatory compliance costs and organization-related costs. General and administrative expense as a percentage of revenues increased to 3.3% for the three-month period ended December 31, 2004 from 3.0% for the comparable prior year period due to the relatively fixed nature of these costs.

Operating Profit. Operating profit for the three-month period ended December 31,
2004, was $7.1 million, decreasing $8.1 million or 53.2% from the $15.3 million reported for the three-month period ended January 2, 2004. Operating profit decreased as a percentage of revenues to 7.2% for the quarter ended December 31,
2004, from 15.0% for the quarter ended January 2, 2004, as a result of the factors discussed above.

Interest Expense. Interest expense for the three-month period ended December 31,
2004, was $3.9 million, increasing $0.8 million from the $3.1 million reported for the three-month period ended January 2, 2004. The increase in interest is attributable to higher average borrowing rates, a higher interest rate spread under the lending agreement and increased amortization of deferred debt issuance costs. These increases were offset, in part, by lower average outstanding debt.

Income Tax. Income tax expense for the three-month period ended December 31,
2004, was $1.1 million, decreasing $2.9 million from the $4.0 million reported for the three-month period ended January 2, 2004, and reflects effective income tax rates of approximately 35% and 33%, respectively. The increase in effective tax rates is a result of the expiration of certain tax incentives utilized in prior years.

Net Income. Net income decreased $6.0 million, or 74.2%, to $2.1 million for the three-month period ended December 31, 2004 from $8.1 million for the three-month period ended January 2, 2004 due to the reduced margins and operating profits discussed above.

Diluted earnings per common share were $0.11 per share for the three-month period ended December 31, 2004 compared to $0.44 per share for the three-month period ended January 2, 2004. Net income as a percentage of net revenues was
2.1% for the three-month period ended December 31, 2004 versus 8.0% in the same period of the prior year.

Financial Condition and Liquidity

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and temporary investments totaled $1.4 million and net working capital totaled $63.4 million at December 31, 2004.

Our net cash provided by operating activities totaled $15.4 million and free cash flow (operating cash flow less capital expenditures as discussed below) was
$7.1 million, for the three-month period ended December 31, 2004 compared to
$11.2 million, and $2.5 million for the three-month period ended January 2,
2004, respectively. This increase relates to improved working capital management, partially offset by the reduced profitability.

Cash flow used in investing activities principally relates to investments in production and distribution, milling and management information system assets.
Capital expenditures were $8.3 million for the three-month period ended December
31, 2004, and $8.7 million for the three-month period ended January 2, 2004.

Net cash used by financing activities was $10.3 million for the three-month period ended December 31, 2004 compared to net cash used by financing activities of $2.6 million for the three-month period ended January 2, 2004. The $10.3 million of cash used in the three-month period ended December 31, 2004, is primarily a result of $17.1 million in principal payments on debt and capital lease obligations, and the payment of $3.4 million in dividends partially offset by $11.0 million proceeds from issuance of debt used to finance operating and capital expenditure needs. The $2.6 million of cash used in the three-month period ended January 2, 2004 is primarily a result of $2.8 million in principal payments on debt and capital lease obligations.

We currently use cash generated from operations to fund capital expenditures, repayment of debt, working capital requirements and dividend payments. We expect that future cash requirements will principally be the same.

At December 31, 2004, we had a $400 million credit facility consisting of a $300 million revolving credit facility (including availability for issuance of letters of credit) and a $100 million term loan facility. The $400 million facility includes $100 million dual currency availability in Euros or U.S.
dollars to finance our international business in Italy.

The facility provides for annual commitment reductions between October 1, 2002 and October 2, 2005 totaling $110 million. The credit facility matures on
October 2, 2006. The total capacity of the credit facility was $320 million as of December 31, 2004 and there was approximately $36.2 million of borrowings available at that time. At December 31, 2004, we had $50,000 of outstanding letters of credit.

On November 9, 2004, our credit facility was amended to revise the definitions of "Consolidated EBITDA" and "Fixed Charge Coverage Ratio" and to increase the
"Maximum Leverage Ratio" and to decrease the "Minimum Consolidated EBITDA". In addition, the lenders were granted a collateral interest in substantially all of our tangible and intangible domestic assets. There are no other material differences between the terms of the original credit facility and the amended credit facility.

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
                                                      ---------------
                                                         $400,000
                                                      ===============

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
Pursuant to the amendment to the credit facility agreement on November 9, 2004, which modified certain financial covenants that were in effect in fiscal year
2004, the Company was in compliance with the restrictive covenants as of
December 31, 2004.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk associated with financial instruments relates to interest rate risk associated with variable rate borrowings and foreign currency exchange rate risk associated with borrowings and purchases from foreign subsidiaries denominated in a foreign currency. We occasionally utilize simple derivative instruments such as interest rate swaps to manage our mix of fixed and floating rate debt. We had various fixed interest rate swap agreements with an aggregate notional amount of $110.0 million outstanding at
December 31, 2004. The estimated fair value of the interest rate swap agreements was ($0.7) million and approximates the amount we would be required to pay to terminate the swap agreements at December 31, 2004. If interest rates for our long-term debt under our credit facility had averaged 10% more and the full amount available under our credit facility had been outstanding for the entire quarter, our interest expense would have increased, and income before taxes would have decreased by $0.2 million for the quarter ended December 31, 2004.

At December 31, 2004, we had a net investment in our Italy operations of
(euro)44.5 million ($58.6 million). We hedge our net investment in our foreign subsidiaries with euro borrowings under our credit facility in the U.S. At
December 31, 2004, long-term debt includes obligations of (euro)40.9 million
($55.8 million). Interest on our Euro debt is at variable rates and based on
Euribor market rates. Changes in the U.S. dollar equivalent of euro-based borrowings are recorded as a component of the net foreign currency translation adjustment in the consolidated statement of stockholder's equity.

The functional currency for our Italy operations is the Euro. Our net annual transactional exposure is approximately (euro)16.4 million ($22.4 million). We have transactional exposure to various other European currencies, primarily the
British pound. We frequently use forward purchase contracts to hedge this exposure. At December 31, 2004, we have outstanding forward contracts of
(euro)6.3 million and (pound)0.9 million.

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

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Not applicable

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) The following table provides the information with respect to purchases made by the Company of shares of its common stock during the first fiscal quarter of
2005:
                                                                                Total Number of      Approximate Dollar
                                                                                Shares Purchased     Value of Shares that
                                          Total Number of    Average Price    as Part of Publicly    May Yet Be Purchased
                                         Shares Purchased    Paid per Share     Announced Plan         Under the Plan(1)
                                         ----------------    --------------     --------------         -----------------
Fiscal Period
October 2 to October 29                               --                --                   --              $7,881,000
October 30 to November 26                             --                --                   --               7,881,000
                                                      --                --                   --               7,881,000
                                        -----------------    ---------------    ----------------

Total                                                 --                --                   --
                                        =================    ===============    ================

(1)  On October 4, 2002 the Company's Board of Directors authorized up to $20 million to implement a common stock repurchase plan.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

Item 5.           OTHER INFORMATION

                  Not applicable

Item 6.           EXHIBITS

                  (a) Exhibits.

4.8.5 Fourth Amendment, dated as of November 10, 2004, to the Credit Agreement, dated July 16, 2001, among American Italian Pasta Company, various financial institutions and Bank of America, N.A., as administrative agent, which is attached as Exhibit 10.1 to the Company's Form 8-K dated November
      12, 2004, is incorporated by reference herein as Exhibit 4.8.5.

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

                                         American Italian Pasta Company

February 9, 2005                         /s/ Timothy S. Webster
---------------------------              -----------------------------------------------------

Date                                     Timothy S. Webster
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

February 9, 2005                         /s/ George D. Shadid
---------------------------              -----------------------------------------------------

Date                                     George D. Shadid
                                         Executive Vice President and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

