Form 10-Q
period 2005-04-01
AMERICAN ITALIAN PASTA CO
filed 2005-05-11
CIK 849667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For the fiscal period ended April 1, 2005

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the transition period from ______to________

                        Commission File Number: 001-13403

                         AMERICAN ITALIAN PASTA COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                       84-1032638
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         4100 N. Mulberry Drive, Suite 200, Kansas City, Missouri 64116
         ------------------------------------------------------------------
              (Address of principal executive office and Zip Code)

                                 (816) 584-5000
         ------------------------------------------------------------------
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

The number of shares  outstanding as of May 11, 2005 of the Registrant's Class A
Common Stock was 18,434,151 and there were no shares  outstanding of the Class B
Common Stock.

                         AMERICAN ITALIAN PASTA COMPANY
                                    Form 10-Q
                       Fiscal Quarter Ended April 1, 2005

                                Table of Contents

Part I - Financial Information                                                                            Page

         Item 1.           Consolidated Financial Statements (unaudited)                                     3

                           Consolidated Balance Sheets at April 1, 2005 and October 1, 2004                  3

                           Consolidated Statements of Operations for the three and six months ended          4
                           April 1, 2005 and April 2, 2004

                           Consolidated Statement of Stockholders' Equity for the
                           six months ended April 1, 2005                                                    5

                           Consolidated Statements of Comprehensive Income for the
                           three and six months ended April 1, 2005 and April 2, 2004                        6

                           Consolidated Statements of Cash Flows for the six months ended
                           April 1, 2005 and April 2, 2004                                                   7

                           Notes to Consolidated Financial Statements                                     8-10

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     10-17

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                       17

         Item 4.           Controls and Procedures                                                          18

Part II - Other Information

         Item 1.           Legal Proceedings                                                                19

         Item 2.           Unregistered Sales of Equity Securities and Uses of Proceeds                     19

         Item 3.           Defaults Upon Senior Securities                                                  19

         Item 4.           Submission of Matters to a Vote of Security Holders                              19

         Item 5.           Other Information                                                                20

         Item 6.           Exhibits                                                                         20

Certifications and Signature Page                                                                        21-24

Exhibit Index                                                                                               25

PART I.           FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AMERICAN ITALIAN PASTA COMPANY
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                 April 1,        October 1,
                                                                                   2005             2004
                                                                               -------------    -------------
         ASSETS                                                                (Unaudited)
Current assets:
   Cash and temporary investments                                                 $  3,371          $ 4,350
   Trade and other receivables, net                                                 38,357           45,704
   Prepaid expenses and deposits                                                     9,548           10,554
   Inventory                                                                        63,805           60,704
   Deferred income taxes                                                               789              789
                                                                               -------------    -------------
Total current assets                                                               115,870          122,101
Property, plant and equipment:
    Land and improvements                                                           15,187           15,050
    Buildings                                                                      135,037          133,534
    Plant and mill equipment                                                       386,949          384,020
    Furniture, fixtures and equipment                                               31,333           29,990
                                                                               -------------    -------------
                                                                                   568,506          562,594
    Accumulated depreciation                                                       (157,739)      (145,836)
                                                                               -------------    -------------
                                                                                   410,767          416,758
    Construction in progress                                                        15,794           10,833
                                                                               -------------    -------------
Total property, plant and equipment                                                426,561          427,591
Brands and trademarks                                                              190,250          189,984
Other assets                                                                         8,291            8,734
                                                                               -------------    -------------
Total assets                                                                     $ 740,972        $ 748,410
                                                                               =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $ 39,284         $ 36,264
     Accrued expenses                                                               17,690           17,134
     Income tax payable                                                                830               --
     Current maturities of long-term debt                                            2,000            2,040
                                                                               -------------    -------------
Total current liabilities                                                           59,804           55,438
Long-term debt, less current maturities                                            268,553          286,795
Deferred income taxes                                                               63,412           63,691
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares - 10,000,000                                                     --               --
     Issued and outstanding shares - none
Class A common stock, $.001 par value:
     Authorized shares - 75,000,000                                                     21               20
     Issued and outstanding shares - 20,559,997 and 18,430,811 at
     April 1, 2005 and 20,233,855 and 18,108,139 at October 1, 2004
     Class B common stock, $.001 par value:
     Authorized shares - 25,000,000                                                     --               --
     Issued and outstanding shares - none
  Additional paid-in capital                                                       237,685          232,184
  Treasury stock, 2,129,186 shares at April 1, 2005 and 2,125,696
     shares at October 1, 2004, at cost                                            (51,700)        (51,657)
  Unearned compensation                                                             (2,201)         (2,556)
  Retained earnings                                                                158,350          160,720
   Accumulated other comprehensive income                                            7,048            3,775
                                                                               -------------    -------------
Total stockholders' equity                                                         349,203          342,486
                                                                               -------------    -------------
Total liabilities and stockholders' equity                                        $740,972         $748,410
                                                                               =============    =============
          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                  Three Months Ended               Six Months Ended
                                                               April 1,        April 2,         April 1,        April 2,
                                                                 2005            2004             2005            2004
                                                              ------------    ------------     ------------    ------------
Revenues:                                                            (unaudited)                      (unaudited)
     Retail                                                     $74,746         $ 85,208       $ 150,431        $ 160,182
    Institutional                                                25,313           28,139          48,749           54,764
                                                              ------------    ------------     ------------    ------------
         Total revenues                                         100,059          113,347         199,180          214,946

Cost of goods sold                                               75,685           78,542         152,101          148,287                                                                                                     `
New product development and start-up expenses                        --            2,627              --            2,627
                                                              ------------    ------------     ------------    ------------
         Gross profit                                            24,374           32,178          47,079           64,032
           Percent of total revenues                              24.4%            28.4%           23.6%            29.8%

Selling and marketing expense                                    11,923           14,384          24,171           27,962
General and administrative expense                                3,907            3,691           7,224            6,710
                                                              ------------    ------------     ------------    ------------
         Operating profit                                         8,544           14,103          15,684           29,360
                                                              ------------    ------------     ------------    ------------
            Percent of total revenues                              8.5%            12.4%            7.9%            13.7%

Interest expense, net                                             4,508            2,819           8,422            5,946
                                                              ------------    ------------     ------------    ------------
Other income (expense):
    Loss on disposition of fixed assets                           (551)               --           (551)               --
    Other                                                           172               --             172               --
                                                              ------------    ------------     ------------    ------------
      Total other expense                                         (379)               --           (379)               --
                                                              ------------    ------------     ------------    ------------

Income before income tax expense                                  3,657           11,284           6,883           23,414
Income tax provision                                              1,280            3,723           2,409            7,726
                                                              ------------    ------------ --- ------------    ------------

Net income                                                      $ 2,377          $ 7,561         $ 4,474         $ 15,688
                                                              ============    ============     ============    ============
Percent of total revenues                                          2.4%             6.7%            2.2%             7.3%

Basic earnings per common share:
    Net income per common share                                 $  0.13          $  0.42         $  0.25          $  0.87
                                                              ============    ============     ============    ============
    Weighted average common shares outstanding
                                                                 18,293           17,996          18,203           18,021
                                                              ============    ============     ============    ============
Diluted earnings per common share:
    Net income per common share                                                                                $
                                                                $  0.13         $  0.41          $  0.24            0.84
                                                              ============    ============     ============    ============
    Weighted average common shares outstanding
                                                                 18,523           18,602          18,425           18,621
                                                              ============    ============     ============    ============

Cash dividend declared per common share                         $0.1875         $ 0.1875         $0.3750         $ 0.1875
                                                              ============    ============     ============    ============

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                Six Months Ended
                                                                                     April 1,
                                                                                       2005
                                                                                   -------------
                                                                                   (Unaudited)
Class A Common Shares
  Balance, beginning of period                                                          20,234
  Issuance of shares of Class A Common stock to option holders and other issuances
                                                                                           326
                                                                                     ---------
  Balance, end of period                                                                20,560
                                                                                     =========

Class A Common Stock
  Balance, beginning and end of period                                               $      21
                                                                                     =========

Additional Paid-in Capital
  Balance, beginning of period                                                       $ 232,184
  Issuance of shares of Class A Common stock to option holders and other issuances       3,845
  Tax benefit from stock compensation
                                                                                         1,656
                                                                                     ---------
  Balance, end of period                                                             $ 237,685
                                                                                     =========

Treasury Stock
  Balance, beginning of period                                                       $ (51,657)
  Purchase of treasury stock                                                               (43)
                                                                                     ---------
  Balance, end of period                                                             $ (51,700)
                                                                                     =========

Unearned Compensation
  Balance, beginning of period                                                       $  (2,556)
  Cancellation of common stock                                                              77
  Issuance of common stock                                                                (149)
  Earned compensation                                                                      427
                                                                                     ---------
  Balance, end of period                                                             $  (2,201)
                                                                                     =========

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment:
  Balance, beginning of period                                                       $   4,705
   Change during the period                                                              1,857
                                                                                     ---------
  Balance, end of period
                                                                                         6,562
                                                                                     ---------

Interest rate swaps and forward exchange contract fair value adjustments:
  Balance, beginning of period                                                            (930)
  Change during the period                                                               1,416
                                                                                     ---------
  Balance, end of period                                                                   486
                                                                                     ---------

  Total accumulated other comprehensive income                                       $   7,048
                                                                                     =========

Retained Earnings
  Balance, beginning of period                                                       $ 160,720
  Dividends declared                                                                    (6,844)
  Net income
                                                                                         4,474
                                                                                     ---------
  Balance, end of period                                                             $ 158,350
                                                                                     ---------

Total Stockholders' Equity                                                           $ 349,203
                                                                                     =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                            Three Months Ended               Six Months Ended
                                                         April 1,        April 2,        April 1,        April 2,
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    -------------
                                                              (unaudited)                       (unaudited)

Net income                                               $ 2,377         $ 7,561         $ 4,474          $15,688

Other comprehensive income (loss):

   Net unrealized gains (losses) on qualifying
    cash flow hedges (net of income
    tax benefit (expense) of ($275), $370, ($790)
    and ($122), respectively)                               494           (752)           1,416              248

   Foreign currency translation adjustment (net of
    income tax benefit (expense) of $990, $448,
    $1,904, and ($1,179), respectively)                  (2,035)           (910)           1,857            2,393
                                                       ------------    ------------    ------------    -------------

   Total other comprehensive income (loss)                 1,541         (1,662)           3,273            2,641
                                                       ------------    ------------    ------------    -------------
Comprehensive income                                      $  836         $ 5,899         $ 7,747          $18,329
                                                       ============    ============    ============    =============

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                    April 1,         April 2,
                                                                                     2005             2004
                                                                                  ------------    ------------
                                                                                          (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                          $  4,474            $ 15,688
Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                      14,451              12,939
   Deferred income tax expense                                                         1,499               5,990
   Loss on disposition of fixed assets                                                   666                --
Changes in operating assets and liabilities:
   Trade and other receivables, net                                                    8,203               2,861
   Prepaid expenses and deposits                                                         435              (2,963)
   Inventory                                                                          (2,873)             (9,152)
   Accounts payable and accrued expenses                                               5,160              (7,892)
   Income taxes                                                                          830                 549
   Other                                                                                (373)               (664)
                                                                                    --------            --------
Net cash provided by operating activities                                             32,472              17,356
                                                                                    --------            --------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                           (10,791)            (14,296)
Purchase of pasta brands                                                                --                (4,280)
                                                                                    --------            --------
Net cash used in investing activities                                                (10,791)            (18,576)
                                                                                    --------            --------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                        10,953              10,223
Principal payments on debt and capital lease obligations                             (29,076)             (9,041)
Proceeds from issuance of common stock, net of issuance costs                          3,137               1,772
Dividends paid                                                                        (6,844)               --
Purchase of treasury stock                                                               (43)             (1,013)
Other                                                                                   (834)               (269)
                                                                                    --------            --------
Net cash (used in) provided by financing activities                                  (22,707)              1,672
                                                                                    --------            --------

Effect of exchange rate changes on cash                                                   47                (296)
                                                                                    --------            --------

Net increase (decrease) in cash and temporary investments                               (979)                156

Cash and temporary investments at beginning of period                                  4,350               6,465
                                                                                    --------            --------
Cash and temporary investments at end of period                                     $  3,371            $  6,621
                                                                                    ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Note payable exchanged for treasury stock                                       $   --              $  4,000
                                                                                    ========            ========

          See accompanying notes to consolidated financial statements.

                                        7

                         AMERICAN ITALIAN PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions to Form 10-Q and Article 10 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating results for the six months ended April 1, 2005 are not necessarily  indicative  of the results that may be expected for the fiscal year ended  September 30, 2005. For further  information,  refer to the  consolidated financial  statements  and footnotes  thereto  included in the Company's  Annual
Report on Form 10-K for the fiscal year ended October 1, 2004.

American  Italian  Pasta  Company  (the  "Company"  or "AIPC") uses a 52/53 week financial  reporting  cycle with a fiscal  year that ends on the last  Friday of
September  or the first  Friday of October.  The  Company's  first three  fiscal quarters end on the Friday last preceding  December 31, March 31, and June 30 or the first Friday of the  following  month.  For purposes of this Form 10-Q,  the first and second fiscal quarters of fiscal years 2005 and 2004 included thirteen weeks of activity.

Reclassifications  - Certain amounts from the prior year have been  reclassified to conform to the current  year's  presentation.  Deferred  debt  issuance  cost amortization  expense totaling  $230,000 and $460,000 has been reclassified from general and  administrative  expense to interest expense for the three-month and six-month periods ended April 2, 2004.

2.   STOCK OPTIONS/EARNINGS PER SHARE

A summary of the Company's stock option activity is as follows:
                                                              Number
                                                            of Shares
                                                           -----------
Outstanding at October 1, 2004                              2,810,562
     Exercised                                              (311,575)
     Granted                                                  264,800
     Canceled/expired                                        (76,897)
                                                           -----------
Outstanding at April 1, 2005                                2,686,890
                                                           ===========

Dilutive  securities,  consisting of options to purchase the  Company's  Class A common stock,  included in the  calculation of diluted  weighted  average common shares,  were  230,000  and 222,000  shares for the  three-month  and  six-month periods ended April 1, 2005 and 606,000 and 600,000  shares for the  three-month and six-month periods ended April 2, 2004.

The following pro forma information  regarding net income and earnings per share has been  determined  as if the Company had  accounted  for its  employee  stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based
Compensation."

For purposes of pro forma  disclosures,  the estimated fair value of the options is amortized to expense over the vesting period of these options.  The Company's pro forma  information  follows (in  thousands,  except for  earnings  per share information, as presented below):

                                                            Three Months Ended                     Six Months Ended
                                                     April 1, 2005      April 2, 2004      April 1, 2005     April 2, 2004
                                                     ---------------    ---------------    --------------   ---------------

Net income                                                $  2,377          $  7,561          $  4,474           $ 15,688
Compensation cost under the fair value method                (643)             (976)            (1,091)            (1,849)
                                                     ---------------    ---------------    --------------    --------------

Pro forma net income                                      $  1,734          $  6,585          $  3,383           $ 13,839
                                                     ===============    ===============    ==============    ==============
Pro forma earnings per share:
     Basic                                                $   0.09          $  0 .37           $  0.19           $  0 .77
                                                     ===============    ===============    ==============    ==============
     Diluted                                              $   0.09          $  0 .35           $  0.18           $  0 .74
                                                     ===============    ===============    ==============    ==============

3. RESTRUCTURING AND RIGHTSIZING PROGRAM

The table below sets forth the significant  cost components and related activity in the  restructuring  program as  discussed  in our Annual  Report on Form 10-K filed on December  15,  2004.  Certain  non-cash  adjustments  have been made to reflect  severance and supply  agreement  costs that will not be incurred due to the decision to partially reactivate the Kenosha facility during the fiscal year
2005.  These  non-cash  adjustments  are  reflected  in  the  accompanying  2005
Statement of Operations (in thousands):

                                   Balances at                                         Balance at
                                   October 1,         Non-Cash                          April 1,
                                      2004          Adjustments        Payments           2005
                                  --------------    -------------    --------------    --------------
Employee severance and
     termination benefits             $   279         $  (216)          $   (63)           $    --
Lease costs                               559               17             (576)                --
Supply agreement costs                    700            (276)                --               424
Other                                      94               44             (138)                --
                                  --------------    -------------    --------------    --------------
Total                                $  1,632         $  (431)          $  (777)           $   424
                                  ==============    =============    ==============    ==============

As of April 1, 2005,  the  remaining  liability  related  to the  accrual of the restructuring  costs was $424,000  and is included in "Accrued  expenses" on the accompanying April 1, 2005 consolidated balance sheet.

4.       INVENTORIES

Inventories  are  carried  at  standard  costs  adjusted  for  variances,  which approximates  the lower of cost,  determined  on a  first-in,  first-out  (FIFO)
basis,  or  market.   The  Company   periodically   reviews  its  inventory  for
slow-moving,  damaged or discontinued items and provides reserves to reduce such items  identified  to  their  recoverable  amount.  Inventories  consist  of the following (in thousands):

                                                                                         April 1,        October 1,
                                                                                           2005             2004
                                                                                        ------------     ------------
             Finished goods                                                                $ 47,620         $ 43,564
             Raw materials, additives, packaging materials and  work-in-process              16,185           17,140
                                                                                        ------------     ------------
                                                                                           $ 63,805         $ 60,704
                                                                                        ============     ============

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

In the first quarter of fiscal year 2005, the Company  received  notice from the
Department  of Commerce of the amount to be received and recorded  approximately
$1,000,000 as revenue.  There was no revenue  recorded in the second  quarter of
2005 or the first  quarter of fiscal year 2004.  However,  the Company  received notice from the Department of Commerce of the amount to be received and recorded approximately  $1,500,000 in the second  quarter of 2004 and recorded the amount as revenue.  It is not possible to reasonably  estimate the potential amount, if any, to be received in future periods beyond fiscal year 2005.

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

7.      DIVIDENDS

The Company  declared and paid  dividends  totaling  $6,844,000 in the six-month period ended April 1, 2005 ($0.3750 per share).

8.    SUBSEQUENT EVENT

On April 27,  2005,  the  Company's  Board of  Directors  declared  a  quarterly dividend of $0.1875 per share,  payable to  shareholders of record as of May 20,
2005, to be paid on June 8, 2005.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The  discussion  set forth below,  as well as other  portions of this  quarterly report  on  Form  10-Q  ("Quarterly  Report"),  contains  statements  concerning
potential  future  events.  Such  forward-looking   statements  are  based  upon
assumptions  by our  management,  as of  the  date  of  this  Quarterly  Report, including  assumptions about risks and uncertainties  faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates,  believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our
actual  results  could  materially   differ  from  those   anticipated  by  such
forward-looking  statements.  The  differences  could be  caused  by a number of factors or combination of factors  including,  but not limited to, those factors identified  in our Annual  Report on Form 10-K filed on December 15, 2004.  That report has been filed with the Securities and Exchange  Commission (the "SEC" or the  "Commission")  in  Washington,  D.C. and can be obtained by contacting  the
SEC's  public  reference  operations  or through the SEC's web site on the World
Wide Web at  http://www.sec.gov.  Readers are  strongly  encouraged  to consider those factors when evaluating any such forward-looking  statements.  We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

In this  Quarterly  Report,  we have provided  information  about our "free cash flow". This is a non-GAAP  financial measure which management  believes provides useful  information about operating  results and cash generation.  These amounts should be read in  conjunction  with our GAAP financial  statements  included in this report.

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

We generate revenues in two customer markets:  retail and institutional.  Retail market revenues  include the sales of our pasta products to customers who resell the pasta in retail channels  (including  sales to grocery,  club, mass merchant and discount stores) and encompass sales of our branded, private label, imported and specialty products.  These revenues represented 75.5% and 74.5% of our total revenue  for the  six-month  periods  ended  April 1,  2005 and  April 2,  2004, respectively.  Institutional market revenues include revenues from product sales to customers  who use our pasta as an  ingredient in food products or who resell our pasta in the  foodservice  (meals away from home)  market.  It also includes revenues from sales to government  agencies and other  customers  that we pursue periodically.  The institutional market represented 24.5% and 25.5% of our total revenue  for the  six-month  periods  ended  April 1,  2005 and  April 2,  2004, respectively.

Average  sales  prices  for  our   non-branded   products   vary   depending  on
customer-specific packaging and raw material requirements, product manufacturing complexity  and other  service  requirements.  Average  prices  for our  branded products  are also  based on  competitive  market  factors.  Average  retail and institutional  prices also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e.,  product sales mix).  Generally, average retail sales prices are higher than institutional sales prices.  Selling prices of our branded products are  significantly  higher than selling prices in our other  business  units,  including  private  label.  This  results in higher revenues  and  gross  profits  than our  non-branded  businesses.  Revenues  are reported net of cash discounts,  product  returns,  and certain  promotional and slotting allowances.

We seek to develop strategic  customer  relationships with food industry leaders that have substantial pasta  requirements.  We have a long-term supply agreement through  December 31, 2006 with Sysco,  and other  non-contractual  arrangements with  food  industry  leaders  that  provide  for the  "pass-through"  of direct material  cost and  certain  other  cost  changes as  pricing  adjustments.  The pass-throughs  are generally limited to actual changes in cost and, as a result, impact margins in periods of changing costs and prices.  The  pass-throughs  are generally  effective  30 to 90 days  following  such cost  changes  and  thereby significantly  reduce the  long-term  exposure of our  operating  results to the volatility of raw material costs. These  pass-through  arrangements also require us to pass on the  benefits of any price  decreases  in raw material and certain other costs.

Our  cost  of  goods  sold  consists  primarily  of  raw  materials,  packaging,
manufacturing   costs  (including   depreciation)  and  distribution   costs.  A
significant  portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open  market  and,  consequently,  those

                                       10

purchases  are subject to  fluctuations  in cost. We manage our durum wheat cost risk through durum wheat cost  "pass-through"  agreements in long-term contracts and other non-contractual  arrangements with our customers,  as discussed above, and advance  purchase  contracts for durum wheat which are  generally  less than twelve months in duration.

Our  transportation  costs  (including fuel costs) are now expected to be higher than originally planned during the remainder of fiscal year 2005. Such costs are anticipated to continue at, or above,  the levels  experienced  during the first two fiscal quarters, especially considering the recent escalation in fuel costs.
Accordingly,  our operating  profit and margins for the remainder of fiscal year
2005 are likely to be negatively  impacted by transportation  costs, as compared to earlier expectations.

While we considered  projected  transportation cost increases in determining our price increases over the last two quarters, expected future costs will be higher than  planned  and will not be  fully  absorbed  by such  price  increases  when incurred. Additional price increases may be implemented in the future to reflect the  additional  transportation  costs;  however,  the timing and extent of such future adjustments has not yet been determined.

Our capital asset strategy is to achieve  low-cost  production  through vertical
integration  and  investment  in  the  most  current   pasta-making  assets  and
technologies.  The  manufacturing  and distribution  related capital assets that have been, or will be,  acquired to support this strategy are  depreciated  over their respective economic lives. Because of the capital-intensive  nature of our business,  we believe our  depreciation  expense for production and distribution assets may be higher than that of many of our competitors.  Depreciation expense is a component of inventory cost and cost of goods sold.

Selling and  marketing  costs  constituted  12.1% and 13.0% of revenues  for the six-month periods ended April 1, 2005 and April 2, 2004, respectively.

Our  interest  costs are  expected to be higher in the second half of the fiscal
2005 year than in the first half of fiscal 2005.

Critical Accounting Policies

This  discussion and analysis  discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United  States.  As  discussed  in Note 1 to our  October  1, 2004  consolidated financial  statements  included  in our  Annual  Report  on Form  10-K  filed on
December 15, 2004, the  preparation of financial  statements in conformity  with accounting  principles  generally  accepted in the United  States  requires  our management to make estimates and assumptions that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and  reported  amounts of  revenues  and expenses  during the reporting  periods.  On an ongoing  basis,  our  management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the method of accounting for stock options, and the estimates used to record allowances for doubtful accounts,  reserves for slow-moving,  damaged and discontinued inventory and derivatives. Our management bases its estimates and judgments on its substantial  historical  experience and other relevant factors, the results of which form the basis for making judgments about the  carrying  values  of  assets  and  liabilities  that are not  readily apparent  from other  sources.  See Note 1 to our  October 1, 2004  consolidated financial  statements  included  in our  Annual  Report  on Form  10-K  filed on
December  15,  2004,  for a  complete  listing  of  our  significant  accounting policies. Our most critical accounting policies are described below.

Impairment  Testing of  Intangible  Assets:  In  accordance  with  Statement  of
Financial  Accounting  Standards (SFAS) No. 142,  "Goodwill and Other Intangible
Assets," we do not amortize the cost of intangible assets with indefinite lives, such as our brands and trademarks. SFAS No. 142 requires that we perform certain fair value based tests of the  carrying  value of  indefinite  lived  intangible assets  at least  annually  and more  frequently  should  events or  changes  in circumstances  indicate  that the  carrying  amount of an asset may not be fully recoverable.  We completed our impairment testing at the end of fiscal year 2004 and determined that no material impairment  existed.  These impairment tests are impacted by judgments as to future cash flows and other considerations.  If such assets are  considered  to be  impaired,  the  impairment  to be  recognized  is measured by the amount by which the  carrying  amount of the assets  exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying  amount or fair value less costs to sell.  Future  events or trends could cause our management to conclude that impairment indicators exist and that the value of intangible assets is impaired.

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

In conjunction with our restructuring and rightsizing program, we suspended full operations  at  our  Kenosha,  Wisconsin  manufacturing  facility.  Although  we partially reactivated this facility in October 2004, for a temporary period, and the plant will continue to be available for production  requirements  as we deem necessary, we currently anticipate operations to be substantially suspended into fiscal 2006. We have

                                       11

reviewed this facility for impairment and have determined that this asset is not impaired.  Future events could cause our management to conclude that  impairment indicators exist and that the value of intangible assets is impaired.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R,
"Share-Based  Payment,"  which is a revision  of SFAS No. 123,  "Accounting  for
Stock-Based Compensation" and is applicable to fiscal years beginning after June
15,  2005.  SFAS No.  123R  requires  all  share-based  payments  to  employees, including  grants of employee  stock  options,  to be  recognized  in the income statement  based on their  fair  values.  Pro forma  disclosure  is no longer an alternative.

We currently  expect to adopt SFAS No. 123R at the  beginning of our 2006 fiscal year.  The  adoption  of SFAS No.  123R  will have a  significant  impact on our reported results of operations, although it will have no impact on our cash flow or overall  financial  position.  Had we adopted SFAS No. 123R in prior periods, the impact of that Statement,  net of taxes,  would have been approximately $3.3 million,  $5.2  million,  and $2.9 million in fiscal years 2004,  2003 and 2002, respectively,  assuming we continue to use the  Black-Scholes  option  valuation model.  The full impact of adoption of the Statement cannot be predicted at this time as it will depend, in part, on the levels and value of share-based payments granted in the future.

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

Accounts Receivable - Significant  Customers:  During the six-month period ended
April 1, 2005, we generated  approximately 26% of our revenues and corresponding accounts receivable from sales to two multi-national customers. If these primary customers  experience  significant  adverse  conditions  in  their  industry  or operations,  they may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing purchase and sale commitments.

Allowance for Doubtful Accounts:  We evaluate the collectibility of our accounts receivable  based on a combination  of factors.  In  circumstances  where we are aware of a specific customer's inability to meet its financial obligations to us
(e.g.  bankruptcy  filings,  and substantial  down-grading of credit scores), we record a specific  reserve for bad debts  against  amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers,  we recognize reserves for bad debts based on the length of
time  the  receivables  are  past  due,  and  our  historical   experience.   If
circumstances  change  (i.e.,  higher than  expected  defaults or an  unexpected material  adverse  change in a major  customer's  ability to meet its  financial obligations to us), our estimates of the  recoverability of amounts due us could be reduced by a material amount.

Reserve  for  Slow-Moving,  Damaged  and  Discontinued  Inventory:  We carry our
inventory  at  standard  costs,  adjusted  for  capitalized   variances,   which
approximate the lower of cost, determined on a first in, first-out (FIFO) basis, or market.  We periodically  review our inventory for  slow-moving,  damaged and discontinued  items and provide  reserves to reduce such items identified to our estimate of their future recoverable amounts.

Promotional Allowances: Promotional allowances related to our sales are recorded at the time  revenue is  recognized.  Such  allowances,  where  applicable,  are estimated  based on anticipated  volume and  promotional  spending with specific customers.

Derivatives: We hold derivative financial instruments to hedge a variety of risk exposures  including interest rate risks associated with variable rate long-term debt and foreign  currency risks associated with our Italian  operations.  These derivatives qualify for hedge accounting as discussed in detail in Note 1 to our
October 1, 2004 consolidated  financial statements included in our Annual Report on Form 10-K filed on December 15, 2004. We do not  participate  in  speculative derivatives trading. Hedge accounting results when we designate and document the hedging
                                       12

relationships  involving  these  derivative  instruments.  While  we  intend  to continue to meet the conditions for hedge accounting,  if hedges did not qualify as highly effective or if we did not believe that forecasted  transactions would occur,  the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

To hedge foreign  currency risks, we use futures  contracts.  The fair values of these instruments are determined from market quotes. These forward contracts are valued in a manner  similar to that used by the market to value  exchange-traded contracts;  that is, using standard  valuation  formulas with assumptions  about future foreign currency exchange rates derived from existing exchange rates, and interest rates observed in the market. To hedge interest rate risks, an interest rate swap is used to  effectively  convert a portion  of  variable  rate debt to fixed rate. This  instrument is valued using the market standard  methodology of netting the discounted  future fixed cash receipts and the  discounted  expected variable cash  payments.  The variable cash payments are based on an expectation of future interest rates derived from observed  market interest rate curves.  We have not changed our methods of calculating  these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash  receipts  and  payments  are made and as  market  conditions  change.  Our derivative  instruments  are  not  subject  to  multiples  or  leverage  on  the underlying commodity or price index. Information about the fair values, notional amounts,  and contractual  terms of these  instruments can be found in Note 1 to our October 1, 2004  consolidated  financial  statements  included in our Annual
Report  on Form  10-K  filed  on  December  15,  2004,  and the  section  titled
"Quantitative and Qualitative Disclosures About Market Risk."

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

Restructuring and Rightsizing Program

The Company  implemented a restructuring  and rightsizing  program in the fourth quarter of fiscal 2004, as discussed in the Company's Annual Report on Form 10-K filed on December 15, 2004. During the fourth quarter of fiscal 2004, production and manufacturing cost  inefficiencies were experienced in the transition period after  the  Company's  restructuring  program  changes  were  implemented.  This resulted  in  higher  than  projected  operating  costs  due to  product  waste, production  inefficiencies and incremental  distribution costs. At the beginning of the 2005 fiscal year, the Company expected that these operating processes and the related cost inefficiencies would come into line during the first two fiscal quarters. As anticipated,  improvements in operating costs per unit manufactured were  achieved  during  the first six months of fiscal  year 2005 and  continued
improvements  are expected during the remaining six months.  These  improvements should allow the Company to achieve its planned  levels of  production  and cost efficiency in the last half of the fiscal year.

The operational  factors surrounding the implementation of the restructuring and the concurrent  reductions in inventory levels resulted in some specific product availability  issues during the fourth quarter of 2004, which continued into the first six months of fiscal 2005. To regain higher levels of customer service, in mid-October  2004, the Company  partially  re-activated  the Kenosha,  Wisconsin facility that was idled as part of the restructuring and rightsizing program. In addition,  the  plant has been  utilized  to  balance  product  needs  that have resulted from higher levels of private label and  ingredient  business  retained subsequent to the  implementation of the Company's pricing strategy.  Consistent with the  Company's  strategy  outlined at the time the facility was idled,  the plant will continue to be available for production  requirements  as the Company deems necessary. By the end of the second quarter 2005, service levels had again reached our overall historical standards.

QUARTER ENDED APRIL 1, 2005, COMPARED TO QUARTER ENDED APRIL 2, 2004

Results of Operations

Revenues.  Total revenues  decreased $13.3 million,  or 11.7%, to $100.1 million for the  three-month  period  ended April 1, 2005,  from $113.3  million for the three-month  period ended April 2, 2004.  Revenues  decreased  $9.2 million,  or
8.1%, due to volume  declines and decreased $4.1 million,  or 3.6%, due to lower average selling prices and changes in sales mix.

Revenues for the Retail  market  decreased  $10.5  million,  or 12.3%,  to $74.7 million for the  three-month  period ended April 1, 2005 from $85.2  million for the three-month period ended April 2, 2004.  Revenues decreased $5.3 million, or
6.2%, due to volume  declines and decreased $5.2 million,  or 6.1%, due to lower average  selling  prices  and  changes in the sales mix.  Our  branded  business revenues decreased by approximately 26.7%, offset by an increase of 5.7% for our private label business.  Also impacting the comparability of revenue is the $1.5 million recognized in the three-month period ended April 2, 2004, related to the payment  received  from the U.S.  Government  under the  Continued  Dumping  and
Subsidy  Offset  Act of  2000,  while  no  such  amount  was  recognized  in the three-month  period  ended April 1, 2005.  The sales of our low and reduced carb product lines continued at our lower level of  expectation.  Total revenues from these product lines were $800,000 in the three-month period ended April 1, 2005,
$7.3 million lower than the prior year's quarter, due to the higher introductory sales of reduced carb products last year.

Significant brand volume decreases of 21.6% (mainly driven by lower reduced carb sales,  decreased  Mueller's  brand  promotions and Golden  Grain-Mission  brand declines of 41.6%)  were offset by  increases  for private  label/club  of 2.6%.
Actual volume declines were higher than originally anticipated, primarily due to the Golden  Grain-Mission  re-positioning  and the loss of certain key  seasonal promotional  events in the second quarter because of recent service  issues.  We expect that promotional  events will generally return to original planned levels at our major accounts in the last six months of fiscal year 2005.

We believe that the market  performance of the Golden  Grain-Mission  brand will significantly improve during the remainder of the year based on more promotional support and increased customer acceptance. We will continue to closely watch the performance  of our brands as it relates to specific  customers and markets,  as well as low price competitive events. We will tactically defend our market share where  appropriate,  but will not  change  our  overall  strategy  of  improving profits.

Revenues for the Institutional market decreased $2.8 million, or 10.0%, to $25.3 million for the  three-month  period ended April 1, 2005, from $28.1 million for the three-month period ended April 2, 2004.  Revenues decreased $3.4 million, or
11.9%, due to volume  declines,  and increased  $600,000,  or 1.9% due to higher average  selling  prices and changes in sales mix. The volume decline was due to planned  reductions in certain high volume,  low margin  ingredient and contract business that has been  discontinued.  Food Service  volumes also decreased from the prior year quarter, which benefited from significant one-time military sales by a major customer.

Gross Profit.  Gross profit  decreased $7.8 million,  or 24.3%, to $24.4 million for the  three-month  period  ended  April 1, 2005,  from $32.2  million for the three-month period ended April 2, 2004. Gross profit was impacted by a number of factors  compared to the prior year's second  quarter;  primarily lower revenues described above,  combined with significantly  higher  transportation  costs. In addition,  certain  operating  costs  continued at higher levels  resulting from inefficiencies  following the restructuring.  Higher  transportation  costs have
been  experienced  primarily  due  to  the  continued   transportation  industry
environment and significantly higher fuel costs. Transportation costs during the second  quarter,  as a percentage of revenues,  increased  from the prior year's quarter by  approximately  180 basis  points  (6.9% of  revenues  this year,  as compared to 5.1% of revenues last year).

Gross  profit,  as  a  percentage  of  revenues,  decreased  to  24.4%  for  the three-month  period  ended April 1, 2005 from 28.4% for the  three-month  period ended April 2, 2004 due to the factors discussed above.

Selling and Marketing  Expense.  Selling and marketing  expense  decreased  $2.5 million,  or 17.1%, to $11.9 million for the  three-month  period ended April 1,
2005,  from $14.4 million for the  three-month  period ended April 2, 2004. This decrease  is  primarily  related to higher  costs  recognized  in the prior year relating to the introduction of our reduced carb product line. In addition, such costs decreased in the second quarter due to lower branded promotional spending, reduced  consumer  marketing  spending  and lower  payroll  costs.  Selling  and marketing  expense,  as a  percentage  of  revenue,  decreased  to 11.9% for the three-month period ended April 1, 2005, from 12.7% for the comparable prior year period due to the reductions discussed above.

General and Administrative  Expense. General and administrative expenses increased  $200,000,  or 5.9%, to $3.9 million for the three-month  period ended
April 1, 2005, from $3.7 million for the three-month period ended April 2, 2004.
The  increase  is  primarily  attributable  to  increased  costs  of  regulatory compliance costs  (Sarbanes-Oxley) and additional reserves for doubtful accounts
related  to  specifically   identified   uncollectible   accounts  and  customer
deductions.  General and  administrative  expense,  as a percentage of revenues, increased to 3.9% for the three-month  period ended April 1, 2005, from 3.3% for the  comparable  prior year period due to the  relatively  fixed nature of these costs, combined with decreasing revenue in the quarter.

Operating  Profit.  Operating  profit for the three-month  period ended April 1,
2005, was $8.5 million,  decreasing $5.6 million or 39.4% from the $14.1 million reported  for the  three-month  period  ended  April 2, 2004.  Operating  profit decreased, as a percentage of revenues, to 8.5% for the three-month period ended
April 1, 2005, from 12.4% for the  three-month  period ended April 2, 2004, as a result of the factors discussed above.

Interest  Expense.  Interest  expense for the three-month  period ended April 1,
2005, was $4.5 million,  increasing $1.7 million from the $2.8 million  reported for the three-month  period ended April 2, 2004. The increase is attributable to higher average  borrowing rates, a higher interest rate spread under our lending agreement and increased  amortization  of deferred  debt issuance  costs.  These increases were offset, in part, by lower average outstanding debt.

Other Income (Expense).  Other expense for the three-month period ended April 1,
2005 was $400,000,  consisting of a $600,000 loss on disposition of fixed assets offset by $200,000 in other income.

Income Tax. Income tax expense for the three-month period ended April 1,
2005, was $1.3 million,  decreasing $2.4 million from the $3.7 million  reported for the three-month  period ended April 2, 2004, and reflects  effective  income tax rates of  approximately  35.0% and  33.0%,  respectively.  The  increase  in effective  tax rates is a result of the  expiration  of certain  tax  incentives utilized in prior years.

Net Income. Net income decreased $5.2 million, or 68.6%, to $2.4 million for the three-month  period  ended April 1, 2005 from $7.6  million for the  three-month period  ended  April 2,  2004 due to the lower  revenue  and  related  decreased margins and decreased operating profits, as discussed above.

Diluted  earnings  per common  share  were  $0.13 per share for the  three-month period  ended  April 1, 2005,  compared  to $0.41 per share for the  three-month period ended April 2, 2004.  Net income,  as a percentage of net  revenues,  was
2.4% for the three-month  period ended April 1, 2005, as compared to 6.7% in the same period of the prior year.

SIX MONTHS ENDED APRIL 1, 2005, COMPARED TO SIX MONTHS ENDED APRIL 2, 2004.

Results of Operations

Revenues.  Revenues decreased $15.8 million,  or 7.3%, to $199.2 million for the six-month  period  ended April 1, 2005,  from $214.9  million for the  six-month period ended April 2, 2004.  Revenues  decreased  $12.9 million,  or 6.0% due to volume  declines and  decreased  $2.9  million,  or 1.3%,  due to lower  average selling  prices and  changes in sales mix.  Overall  revenues  were  affected by declining category sales due in part to reduced carbohydrate awareness trends in the American diet.

Revenues  for the Retail  market  decreased  $9.8  million,  or 6.1%,  to $150.4 million for the six-month  period ended April 1, 2005,  from $160.2  million for the six-month period ended April 2, 2004.  Revenues  decreased $1.4 million,  or
0.9%, due to volume  declines and decreased $8.4 million,  or 5.2%, due to lower average selling prices and changes in sales mix. Our branded  business  revenues decreased by approximately  15.7%, offset by an increase of 5.5% for our private label business. The sales of our low and reduced carb product lines continued at our lower level of  expectation.  Total  revenues  from these product lines were
$1.9 million in the  six-month  period ended April 1, 2005,  $8.8 million  lower than the prior year's six-month period, due to the higher  introductory sales of reduced carb products last year.

Brand volume  decreases  of 12.0%  (mainly  driven by lower  reduced carb sales, decreased Mueller's brand promotions and Golden  Grain-Mission brand declines of
36.1%) were offset by increases for private  label/club  of 6.0%.  Actual volume declines were higher than anticipated, primarily due to the Golden Grain-Mission re-positioning  and the loss of certain key seasonal  promotional  events in the six-month  period because of recent service issues.  We expect that  promotional events will generally return to original planned levels at our major accounts in the last six months of fiscal year 2005.

We believe that the market  performance of the Golden  Grain-Mission  brand will significantly improve during the remainder of the year based on more promotional support and increased customer acceptance. We will continue to closely watch the performance  of our brands as it relates to specific  customers and markets,  as well as low price competitive events. We will tactically defend our market share where  appropriate,  but will not  change  our  overall  strategy  of  improving profits.

Revenues for the Institutional market decreased $6.0 million, or 11.0%, to $48.7 million for the six-month period ended April 1, 2005, from $54.8 million for the six-month period ended April 2, 2004. Revenues decreased $8.6 million, or 15.7%, due to volume  declines  and  increased  $2.6  million,  or 4.7%,  due to higher average  selling  prices and changes in sales mix. The volume decline was due to planned reductions in certain  high-volume,  low-margin  ingredient and contract business that has been discontinued.

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

Gross Profit.  Gross profit decreased $17.0 million,  or 26.5%, to $47.1 million for the  six-month  period  ended  April 1,  2005,  from $64.0  million  for the six-month  period ended April 2, 2004.  Gross profit was impacted by a number of factors  compared  to the prior  year's six  months;  primarily  lower  revenues described above,  combined with significantly  higher  transportation  costs. In addition,  certain  operating  costs  continued at higher levels  resulting from inefficiencies  following the restructuring.  Higher  transportation  costs have
been  experienced  primarily  due  to  the  continued   transportation  industry
environment and significantly higher fuel costs. Transportation costs during the second  quarter,  as a percentage of revenues,  increased  from the prior year's quarter by  approximately  170 basis  points  (6.9% of  revenues  this year,  as compared to 5.2% of revenues last year).

Gross profit, as a percentage of revenues,  decreased to 23.6% for the six-month period ended April 1, 2005,  from 29.8% for the six-month  period ended April 2,
2004, due to the factors discussed above.

Selling and Marketing Expense.  Selling  and marketing expense decreased
$3.8 million, or 13.6%, to $24.2 million for the six-month period ended April 1,
2005,  from $28.0  million for the  six-month  period ended April 2, 2004.  This decrease  is  primarily  related to higher  costs  recognized  in the prior year relating to the introduction of our reduced carb product line. In addition, such costs decreased in the second quarter due to lower branded promotional spending, reduced  consumer  marketing  spending  and lower  payroll  costs.  Selling  and marketing  expense,  as a  percentage  of  revenues,  decreased to 12.1% for the six-month  period ended April 1, 2005, from 13.0% for the comparable  prior year period due to the reductions discussed above.

General and Administrative  Expense.  General and administrative expense increased  $500,000,  or 7.7%,  to $7.2 million for the  six-month  period ended
April 1, 2005, from $6.7 million for the comparable prior period.  This increase
is  primarily   attributable  to  increased  regulatory   compliance  costs  and
additional  reserves for doubtful  accounts  related to specifically  identified uncollectible  accounts and customer deductions.  Such costs, as a percentage of revenues,  were 3.6% and 3.1% for the six-month  periods ended April 1, 2005 and
April 2, 2004, respectively,  due to the relatively fixed nature of these costs, combined with decreased revenue in the six-month period.

Operating Profit. Operating profit for the six-month period ended April 1, 2005, was $15.7 million, a decrease of $13.7 million, or 46.6%, from the $29.4 million reported  for the  six-month  period  ended  April  2,  2004.  Operating  profit decreased,  as a percentage of revenues,  to 7.9% for the six-month period ended
April 1, 2005,  from 13.7% for the  six-month  period  ended  April 2, 2004 as a result of the factors discussed above.

Interest Expense. Interest expense for the six-month period ended April 1, 2005, was $8.4  million,  increasing  $2.5  million  or 41.6%,  from the $5.9  million reported  for the  six-month  period  ended  April  2,  2004.  The  increase  is attributable  to higher average  borrowing  rates, a higher interest rate spread under our  lending  agreement,  and  increased  amortization  of  deferred  debt issuance  costs.  These  increases  were  offset,  in  part,  by  lower  average outstanding debt.

Other Income  (Expense).  Other expense for the six-month  period ended April 1,
2005 was $400,000,  consisting of a $600,000 loss on disposition of fixed assets offset by $200,000 in other income.

Income Tax. Income tax expense for the six-month period ended April 1, 2005, was
$2.4  million,  decreasing  $5.3 million from the $7.7 million  reported for the six-month  period ended April 2, 2004, and reflects an effective income tax rate of approximately  35.0% and 33.0%,  respectively.  The increase in effective tax rates is a result of the expiration of certain tax incentives  utilized in prior years.

Net Income.  Net income for the six-month  period ended April 1, 2005,  was $4.5 million,  decreasing $11.2 million or approximately 71.5% from the $15.7 million reported  for the six months  ended  April 2, 2004 due to the lower  revenue and related decreased  margins and operating  profits,  as discussed above.  Diluted earnings  per common share were $0.24 per share for the  six-month  period ended
April 1, 2005 compared to $0.84 per share for the  six-month  period ended April
2, 2004. Net income, as a percentage of net revenues, was 2.2% for the six-month period ended April 1, 2005,  as compared to 7.3% in the same period of the prior year.

Financial Condition and Liquidity

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and temporary  investments totaled $3.4 million and net working capital totaled $56.1 million at April 1, 2005.

Our net cash  provided by operating  activities  totaled  $32.5 million and free cash flow (operating cash flow less capital  expenditures,  as discussed  below)
was $21.7  million,  for the six-month  period ended April 1, 2005,  compared to
$17.4  million,  and $3.1 million for the six-month  period ended April 2, 2004, respectively.  These increases  relate to improved  working capital  management, which considerably more than offset the effects of reduced profitability.

Cash  used  in  investing  activities  principally  relates  to  investments  in production and distribution,  milling and management  information system assets.
Capital  expenditures were $10.8 million for the six-month period ended April 1,
2005, and $14.3 million for the six-month period ended April 2, 2004. There were no brand acquisition costs incurred in the six-month period ended April 1, 2005, compared to $4.3 million spent in the comparable prior period.

Net cash used by financing activities was $22.7 million for the six-month period ended April 1, 2005  compared to net cash  provided by financing  activities  of
$1.7 million for the six-month  period ended April 2, 2004. The $22.7 million of cash used in the  six-month  period ended April 1, 2005, is primarily the result of $29.1 million in principal  payments on debt and capital  lease  obligations, and the payment of $6.8 million in dividends,  partially offset by $11.0 million proceeds from issuance of debt used to finance operating and capital expenditure needs and $3.1  million of proceeds  received  from the exercise of common stock options.  The $1.7 million of cash provided in the six-month  period ended April
2, 2004,  is  primarily a result of $1.8  million in proceeds  from  issuance of common stock with little net change in long-term debt levels.

We currently use cash  generated from  operations to fund capital  expenditures, repayment of debt, working capital requirements and dividend payments. We expect that future cash requirements will principally be the same.

At April 1, 2005, we had a $400 million secured credit facility  consisting of a
$300 million revolving credit facility  (including  availability for issuance of letters of credit)  and a $100  million  term loan  facility.  The $400  million facility  includes  $100 million  dual  currency  availability  in Euros or U.S.
dollars to finance our international business in Italy.

The facility provides for annual commitment  reductions  between October 1, 2002 and  October 2, 2005  totaling  $110  million.  The credit  facility  matures on
October 2, 2006. The total  capacity of the credit  facility was $320 million as of April 1,  2005,  and there were  approximately  $50.9  million of  borrowings available at that time. At April 1, 2005, we had $500,000 of outstanding letters of credit.

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
                                           -------------
                                              $400,000
                                           =============

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

Our credit agreement contains restrictive  covenants which include,  among other things, financial covenants requiring minimum and cumulative earnings levels and limitations  on the payment of  dividends,  stock  purchases  and our ability to enter into certain  contractual  arrangements.  We do not currently expect these limitations to have a material  effect on our business or results of operations.
The Company was in  compliance  with the  restrictive  covenants  as of April 1,
2005.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal  exposure to market risk  associated  with  financial  instruments relates to interest  rate risk  associated  with variable  rate  borrowings  and foreign  currency  exchange rate risk  associated  with borrowings and purchases from foreign  subsidiaries  denominated in a foreign  currency.  We occasionally utilize simple derivative  instruments such as interest rate swaps to manage our mix of fixed and floating  rate debt.  We had various  fixed  interest rate swap agreements  with an aggregate  notional  amount of $110 million  outstanding  at
April 1, 2005. The estimated fair value of the interest rate swap agreements was
$500,000 and  approximates the amount we would receive due to the termination of the swap  agreements at April 1, 2005. If interest  rates for our long-term debt under our credit  facility had  averaged 10% more and the full amount  available under our credit  facility  had been  outstanding  for the entire  quarter,  our interest  expense  would have  increased,  and income  before  taxes  would have decreased by $300,000 for the three-month period ended April 1, 2005.

At April 1, 2005, we had a net investment in our Italy  operations of (euro)43.6 million ($55.7 million). We hedge our net investment in our foreign subsidiaries with Euro  borrowings  under our credit  facility  in the U.S. At April 1, 2005, long-term  debt includes  obligations  of (euro)40.9  million  ($53.0  million).
Interest  on our Euro debt is at  variable  rates and  based on  Euribor  market rates.  Changes in the U.S.  dollar  equivalent  of  Euro-based  borrowings  are recorded as a component of the net foreign  currency  translation  adjustment in the consolidated statement of stockholders' equity.

The  functional  currency for our Italy  operations is the Euro.  Our net annual transactional  exposure is approximately  (euro)16.4 million ($21.3 million). We have transactional exposure to various other European currencies,  primarily the
British  pound.  We  frequently  use forward  purchase  contracts  to hedge this exposure.  At April 1, 2005, we have outstanding  forward contracts of (euro)8.5 million and (pound)1.0 million.

ITEM 4.           CONTROLS AND PROCEDURES

As of the end of the period covered by this report,  Mr.  Webster,  our CEO, and
Mr. Shadid,  our CFO, evaluated our disclosure  controls and procedures.  During fiscal year 2005,  management has been working diligently to identify and assess the Company's disclosure controls and internal controls over financial reporting in preparation to fulfill the requirements of Section 404 of the  Sarbanes-Oxley
Act.  Through  this  process,   we  currently  have  identified  three  material
weaknesses in internal control.  These weaknesses involve the business processes and controls over trade  promotional  allowances and related  customer  accounts receivable,  spare  parts  inventory,  and the  valuation  reserves  related  to inventory.  We are developing and will implement  procedures to remediate  these weaknesses.  As a result,  we are evaluating the financial  statement impact, if any, of these  weaknesses.  There have been no changes in our  internal  control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides the information  with respect to purchases made by the Company of shares of its common stock during the second fiscal quarter of
2005:

                                                                                Total Number of      Approximate Dollar
                                                                               Shares Purchased
                                                                                  as Part of        Value of Shares that
Period                                     Total Number      Average Price   Publicly Announced    May Yet Be Purchased
------                                    Shares Purchased   Paid per Share          Plan            Under the Plan (1)
                                          ----------------   --------------          ----            -----------------

January 1 - January 14                             451(2)          $ 21.35                   --              $7,881,000
January 15 - January 19                          1,539(2)            21.45                   --              $7,881,000
January 20 - April 1
                                          -------------     -------------     -----------------
                                                      --                --                   --              $7,881,000
Total                                              1,990           $ 21.43                   --
                                          ==============    ==============    =================

(1)  On October 4, 2002 the  Company's  Board of Directors  authorized up to $20 million to implement a common stock repurchase plan.
(2)  Shares  received  as payment  for taxes  related  to vesting of  restricted stock.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

                    Not applicable

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The Annual Meeting of Shareholders  was held on February 17,
                    2005.  There  were  three  matters  submitted  to a vote  of security holders.

                    The first matter was the election of directors.  Each of the persons  named  in the  Proxy  Statement  as a  nominee  for director  was elected to a  three-year  term ending in 2008.
                    Following are the voting results on each of the nominees for director:

                      Nominees                            Votes For              Votes Withheld
                      --------                            ---------              --------------
                       Jonathan Baum                      16,535,338                  528,763
                       Robert Niehaus                     11,146,366                5,917,735
                       Richard Thompson                   16,564,505                  499,596

                  The following directors continued in office:

                      Serving Until 2006:                         Serving Until 2007:
                      -------------------                         -------------------
                        Horst Schroeder                             Tim M. Pollak
                        Mark Demetree                               William R. Patterson
                        Timothy S. Webster                          Terence C. O'Brien
                        James A. Heeter

                    The  second  matter  was  the  amendment  to  the  Company's
                    Employee   Stock   Purchase  Plan  to  increase  the  shares
                    available  under  the  Plan  from  50,000  to  100,000.  The shareholder's  cast 14,281,443  votes in the affirmative and
                    124,099 votes in the negative,  shareholders  holding 37,130 votes abstained from voting and there were 2,621,428  broker non-votes on the  amendment to the Employee  Stock  Purchase
                    Plan.

                    The  third  matter  was the  ratification  of the  Board  of
                    Directors'  selection  of Ernst & Young  LLP to serve as the
                    Company's independent auditors for the fiscal year 2005. The shareholders  cast  14,301,913  votes in the affirmative and

                    2,726,084  votes in the  negative and  shareholders  holding
                    36,103 votes  abstained from voting on the  ratification  of
                    Ernst & Young LLP as the Company's  independent auditors for the fiscal year 2005.

ITEM 5.             OTHER INFORMATION

                    Not applicable

ITEM 6.             EXHIBITS

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

May 11, 2005                               /s/ Timothy S. Webster
---------------------------                -----------------------------------------------------
Date                                       Timothy S. Webster
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

May 11, 2005                               /s/ George D. Shadid
---------------------------                -----------------------------------------------------
Date                                       George D. Shadid
                                           Executive Vice President and Chief Financial Officer
                                           (Principal Financial and Accounting Officer)

                         AMERICAN ITALIAN PASTA COMPANY
                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
-------   ----------------------------------------------------------------------`
  31.1    Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
          of 2002.

  31.2    Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
          of 2002.

  32.     Certification  of the CEO  and  CFO  Pursuant  to  Section  906 of the
          Sarbanes-Oxley Act of 2002.

