Form 10-K
period 2005-09-30
AMERICAN ITALIAN PASTA CO
filed 2008-06-16
CIK 849667

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  (Mark one)
     |X|  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 2005

                                       OR

     | |  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                  For the transition period from    to
                        Commission file number 001-13403

                         AMERICAN ITALIAN PASTA COMPANY
             (Exact name of registrant as specified in its charter)

             Delaware                                          84-1032638
    (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

    4100 N. Mulberry Drive, Suite 200                            64116
          Kansas City, Missouri                                (Zip Code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (816) 584-5000

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Class A Convertible
                    Common Stock: $.001 par value per share

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act. Yes | | No |X|

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes | | No |X|

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes | | No |X|

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.
(Check one):
Large accelerated filer | | Accelerated filer |X| Non-accelerated filer | |

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Act). Yes | | No |X|

     As of April 1, 2005, March 31, 2006, March 30, 2007 and March 28, 2008, the
aggregate market value of the Registrant's Class A Convertible Common Stock held
by  non-affiliates  (using  closing  prices)  was  approximately   $506,479,000,
$116,997,000, $196,346,000 and $100,039,000, respectively.

     The  number of shares  outstanding  as of June 2, 2008 of the  Registrant's
Class A  Convertible  Common  Stock  was  19,387,454  and  there  were no shares outstanding of the Registrant's Class B Convertible Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                         AMERICAN ITALIAN PASTA COMPANY

                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                      INDEX

                                                                            Page

Explanatory Note                                                              ii

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                MATTERS AND ISSUER PURCHASES
                OF EQUITY SECURITIES..........................................24

   ITEM 6.      SELECTED FINANCIAL DATA.......................................26

   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................125

   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

                                       i

                                Explanatory Note

Restatement of Historical Financial Statements

As more fully described in Note 3 to the consolidated financial statements under the heading "Financial  Statements and Supplementary Data" in this Annual Report on Form 10-K ("Note 3") and Item 7 -  Management's  Discussion  and  Analysis of
Financial Condition and Results of Operations, we are restating our consolidated balance  sheet  as of  October  1,  2004  and  our  consolidated  statements  of operations,  stockholders'  equity and cash flows for fiscal years 2004 and 2003
(the "Restatement").  Certain restatement  adjustments affected periods prior to fiscal year 2003. The effect of these prior year  adjustments has been reflected in Item 8 - Financial  Statements and Supplementary Data as an adjustment to the opening balance of retained  earnings as of September 28, 2002, the first day of our fiscal year 2003. The information  contained in Item 6 - Selected  Financial
Data reflects restated information for fiscal years 2001, 2002, 2003 and 2004.

In addition,  as disclosed in Note 23 to the consolidated  financial statements, the Restatement  adjustments affected certain interim financial  information for fiscal  years 2004 and 2005,  which were  previously  reported in our  Quarterly
Reports on Form 10-Q (with  respect to the first  three  quarters of fiscal year
2004 and the first and second  quarters of fiscal  year  2005),  and on Form 8-K
(with respect to the third quarter of fiscal year 2005).  These adjustments have been  reflected in the unaudited  selected  quarterly  financial  data appearing herein.

The  Restatement,  which  is  more  fully  described  in  Item 7 -  Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations  and
Note 3 to the consolidated  financial  statements,  corrects errors arising from
poor  record  keeping,   recording   transactions  without  economic  substance,
recording  unsupported  journal entries to the general ledger, not maintaining a proper tone as to internal  controls and failure to adjust accounts for required amounts. These errors impacted accounting for revenues; accounting for inventory costs; accounting for promotional allowances and customer deduction receivables;
operating  start-up  costs  recorded  as plant  and  equipment;  accounting  for property, plant and equipment; accounting for brand acquisitions; accounting for stock-based compensation;  accounting for deferred expenses,  accruals and other items; accounting for hedges; and accounting for foreign currency gain (loss).

In the  summer of 2005,  management  undertook  an  assessment  of its  internal control  environment  and  concluded  that  the  value  of  certain  assets  and liabilities  as  reflected  on our  historical  financial  statements  should be adjusted,  which adjustments would materially impact our previously reported net income for certain periods.  As a result of these findings and other information provided by employees, our Audit Committee engaged independent counsel to assist in  conducting  an internal  investigation.  On August 9, 2005, we announced our decision  to delay the  release of our  financial  results and the filing of our
Form  10-Q  for  the  third  fiscal  quarter  of  2005.  Further,  we  announced preliminary  adjustments to pre-tax income of $60.7 million related primarily to impairment of long-lived intangible assets, previously unrecorded disposition of
fixed  assets,  inventory  adjustments,   promotional  allowances  and  customer
deduction receivables.  Additionally,  we disclosed that certain potential other adjustments  related to previous errors in 2000 through 2004, among other items, were being  considered.  We also announced the pendency of the ongoing  internal investigation,  and the fact that the  currently  known  adjustments  were being assessed to  determine  whether  they were a result of changes in  estimates  or prior errors requiring  restatement.  The Audit Committee  investigation pursued all matters that it had a basis to believe required  examination (or which might reasonably lead to additional  matters  requiring  examination)  and which could have a material  impact on the fair  presentation  of financial  statements  and selected  financial  data presented in this Form 10-K (fiscal years 2001 through
2005)  of the  Company.  Those  issues  included  accounting  for  spare  parts, capitalization  of expenses related to the  construction and operating  start-up costs  recorded  as  plants  and  equipment,  revenue  recognition,  promotional expenses and other accrued liabilities, customer agreements, hedge transactions, foreign currency gains and losses,  deferred  expenses,  brand  acquisitions and inventory, among other issues reflected in the restated financials.

On  October  27,  2005,  we  announced  that  our   previously   issued  audited
consolidated  financial  statements  for fiscal  years  2002,  2003 and 2004 and unaudited consolidated financial statements for the first two fiscal quarters of fiscal year 2005 should be restated to correct certain errors contained  therein and, accordingly,  that such consolidated  financial statements should no longer be relied upon.

                                       ii

On June 9, 2006, we announced that our previously issued consolidated  financial statements for fiscal years 2000 and 2001 should be restated to correct  certain errors contained therein,  and,  accordingly,  that such consolidated  financial statements  should  no  longer  be  relied  upon.  Further,  we  announced  that adjustments could result in cumulative charges to pre-tax income in the range of
$53 to $65 million, in addition to previously disclosed asset impairment charges for  certain  inventories  and  long-lived  assets  totaling  approximately  $76 million.

As a result of the  foregoing and upon the  completion of the Audit  Committee's investigation  and our  determination  to correct  errors,  we have restated our consolidated financial statements for fiscal years 2004 and 2003. The cumulative effects of  Restatement  adjustments  for periods prior to fiscal year 2003 have been reflected as an adjustment to beginning  retained  earnings as of September
28,  2002,  the first day of fiscal  year 2003.  The  Restatement  amounts  also include a voluntary change in the accounting for certain  warehousing costs from a capitalized inventory cost to a period cost.

As a  result  of the  Restatement,  we were  unable  to  timely  file  with  the
Securities and Exchange Commission ("SEC") our Quarterly Report on Form 10-Q for
the quarterly  period ended July 1, 2005,  this Annual Report on Form 10-K,  our
Quarterly  Reports on Form 10-Q for the  quarterly  periods  ended  December 30,
2005,  March 31, 2006, and June 30, 2006, our Annual Report on Form 10-K for the
fiscal year ended September 29, 2006, our Quarterly Reports on Form 10-Q for the
quarters ended  December 29, 2006,  March 30, 2007 and June 29, 2007, our Annual
Report on Form 10-K for the  fiscal  year  ended  September  28,  2007,  and our
Quarterly  Reports on Form 10-Q for the  quarters  ended  December  28, 2007 and
March 28, 2008.

Due to the proximity of the timing of the completion of the  Restatement and the filing of this Annual  Report on Form 10-K,  we have not amended our  previously filed Annual Reports on Form 10-K or our previously  filed Quarterly  Reports on
Form 10-Q for periods affected by the restatement adjustments.  Accordingly, the financial statements and related financial information contained in such reports should not be relied upon.

Except for items  indicated as being  presented "as  previously  reported,"  all financial data for fiscal year 2004 and prior periods and the first two quarters of  fiscal  year  2005  included  in this  Annual  Report on Form 10-K have been adjusted as necessary to give effect to the Restatement.

The financial statement impact of the Restatement for fiscal years 2004 and 2003 is summarized as follows (in thousands, except per share amounts):

                                        2004                                           2003
                      ------------------------------------------    -------------------------------------------
                          As                                              As
                      Previously                          As          Previously                         As
                       Reported       Adjustments (1)  Restated        Reported     Adjustments (1)   Restated
                       --------       ---------------  --------        --------     ---------------   --------
      Revenue          $417,354       $      (24,652)  $392,702        $438,844     $      (39,477)   $399,367

     Net Income        $  2,989       $         1,070  $  4,059        $ 42,633     $      (21,913)   $ 20,720

   Net Income per
    Common Share
      (assuming
      dilution)        $   0.16       $          0.06  $   0.22        $   2.31     $        (1.19)   $   1.12

   Stockholders'
     Equity (2)        $342,486       $       (49,374) $293,112        $343,505     $      (52,812)   $290,693

     (1)  Adjustment to net income includes the effect of a voluntary  change in accounting for certain  warehousing costs of $768 and $(681), or $0.04 and $(0.04) per common share, assuming dilution, for fiscal years 2004
          and  2003,  respectively.   The  adjustment  to  stockholders'  equity
          includes $(798) and $(1,566) related to the change in accounting as of the end of fiscal years 2004 and 2003, respectively.

     (2)  The effect of the  Restatement  and change in  accounting to beginning retained earnings, a component of stockholders' equity, in fiscal year
          2003 is a reduction of $(42,295) and $(885), respectively.

                                      iii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements  concerning potential future events.  These  forward-looking  statements  are based upon  assumptions  by our management,  as of the  date of this  Annual  Report  on  Form  10-K,  including assumptions  about risks and  uncertainties  faced by us.  Readers can  identify
these  forward-looking   statements  by  the  use  of  verbs  such  as  expects,
anticipates,  believes,  estimates,  intends,  projects, may, will, predicts, or similar verbs or conjugations  of such verbs.  If any of our  assumptions  prove incorrect or should unanticipated  circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences  could be caused by a number of  factors or  combination  of factors including,  but not limited to, those factors  described below in Item 1A - Risk
Factors.  Readers  are  strongly  encouraged  to  consider  those  factors  when evaluating any such forward-looking statements.  Except as otherwise required by the federal securities laws, we will not update any  forward-looking  statements in this Annual Report on Form 10-K to reflect future events or developments.

                                       iv

                                     PART I

ITEM 1.  BUSINESS

Significant Events Since Our Last Regular Periodic Report

Below is a summary of significant events that have occurred since April 1, 2005, the last day of the period covered by the periodic report we most recently filed with  the  Securities  and  Exchange  Commission  (the  "SEC").  For  additional background  information,  see Management's  Discussion and Analysis of Financial
Condition  and Results of  Operations  in Item 7 and Note 3 to the  consolidated financial statements in Item 8 - Financial Statements and Supplementary Data.

Audit Committee Investigation

•    On July 15, 2005,  the Audit  Committee  of our Board of Directors  ("Audit
     Committee")  began  an  independent  investigation  of  certain  accounting procedures and practices,  including those relating to previously  reported material  weaknesses  in internal  controls.  The  initial  areas of review included  accounting for spare parts and the circumstances  surrounding the purchasing  of spare  parts,  accounting  for the  disposal  of  plant  and equipment, inventory and accounts receivable valuations.  Subsequently, the
     Audit  Committee  investigation  was expanded to include the accounting for capitalization  of internal  labor and plant  start-up  costs,  promotional
     liabilities,   certain   contractual   relationships   with  suppliers  and
     customers, certain accounts receivable, logistics and warehousing expenses, acquisition accounting,  and revenue recognition,  among other issues. With respect to these matters,  the Audit  Committee  received full and complete access to information and personnel under our control.  The Audit Committee investigation  pursued all matters that it had a basis to believe  required examination (or which might reasonably lead to additional matters requiring
     examination)   and  which  could  have  a  material   impact  on  the  fair
     presentation of financial  statements and selected financial data presented in this Form 10-K (fiscal years 2001 through 2005) of the Company.

•    To assist in the investigation,  the Audit Committee  retained  independent legal counsel,  Katten,  Muchin,  Rosenman LLP ("Katten").  Katten retained
     Huron   Consulting   Services,   LLC  ("Huron")  as  independent   forensic
     accountants.

•    The Audit Committee conducted its investigation from July 15, 2005, through
     August 31, 2007. That  investigation  included the  collection,  review and
     analysis  of  hundreds  of  thousands  of  documents.   In  addition,   the
     investigation  included  interviews  with 56 present and former  employees,
     including  senior  management,   accounting  personnel,   and  others.  The
     investigation  received the  cooperation of all company  employees and most former employees.

•    The Audit Committee's  investigation  identified prior financial  statement inaccuracies due to control  environment  weaknesses,  poor record keeping, unsupported  journal  entries  recorded  to the general  ledger,  recording
     transactions   without  economic   substance,   incorrect   application  of
     accounting principles, and failure to adjust accounts for required amounts.
     The Audit Committee  recommended  adjustments to prior financial statements and certain remedial measures.

Management Changes and Changes to Board of Directors

•    On August 11, 2005, Richard Thompson resigned from our Board of Directors.

•    On September 28, 2005, we engaged the management consulting firm of Alvarez
     & Marsal,  LLC ("A&M") and  appointed Jim Fogarty,  a Managing  Director of
     A&M, as our Co-Chief Executive Officer.

•    On September  30, 2005,  Warren B.  Schmidgall  resigned as Executive  Vice
     President.

•    On October 19, 2005, we announced the  resignation of Horst  Schroeder from the  position  as Chairman of our Board of  Directors  and the  election of
     William Patterson,  Chair of the Audit Committee, as non-executive Chairman of our Board. Robert Niehaus continued as our lead independent director.

•    On December 4, 2005,  Timothy  Webster  resigned as our Co-Chief  Executive
     Officer  and from our Board of  Directors.  Mr.  Fogarty  was  named  Chief
     Executive  Officer on December 5, 2005 and added the title of  President on
     January 26, 2006.

•    On January 27, 2006, Horst Schroeder resigned from our Board of Directors.

•    On March 7, 2006,  we announced a  realignment  of our sales and  marketing organization,  and that Daniel W. Trott,  Executive Vice President of Sales and Marketing would be leaving the Company.

•    On May 8, 2006, David Allen was appointed to our Board of Directors.

•    On June 1, 2006, Ronald Kesselman was appointed to our Board of Directors.

•    On June 5, 2006, Robert Schuller was hired as our General Counsel and Chief
     Compliance Officer.

•    On July 14, 2006, Raymond Silcock was appointed to our Board of Directors.

•    On August 8, 2006,  George  Shadid,  who, soon after joining the Company as its  Chief  Financial  Officer,  brought  to the  attention  of  the  Audit
     Committee the accounting issues that lead to the investigation, resigned as our Chief  Financial  Officer,  principal  financial  officer and principal accounting officer.

•    On August 14, 2006,  Paul Geist,  our Vice President and  Controller,  who,
     soon after  joining the Company in October  2004,  together with Mr. Shadid brought to the attention of the Audit Committee the accounting  issues that lead to the  investigation,  became and continues to serve as our principal financial and accounting officer.

•    On August 2, 2007, Raymond Silcock resigned from our Board of Directors.

•    On November 6, 2007,  we  announced  that we hired John (Jack) P. Kelly,  a
     30-year food industry executive,  as Chief Operating Officer to succeed Jim
     Fogarty as President  and Chief  Executive  Officer upon  completion of our restatement of historical financial statements.

•    On  December  12,  2007,  Robert  Druten  was  appointed  to our  Board  of
     Directors.

•    On January 23, 2008,  Jack Kelly our Chief  Operating  Officer,  became our
     President and Chief Executive  Officer and member of our Board of Directors and Paul Geist became our Chief Financial Officer.  Robert Niehaus resigned from our Board of Directors.

Operations and Financing

•    On August 9, 2005,  we  announced  our decision to delay the release of our financial  results  and the  filing of our Form  10-Q for the third  fiscal quarter of 2005. Further, we announced  preliminary  adjustments to pre-tax income of $60.7  million  related  primarily to  impairment  of  long-lived assets and previously  unrecorded  disposition  of fixed assets,  inventory adjustments,  promotional  allowances and customer  deduction  receivables.
     Additionally, we disclosed that certain potential other adjustments related to previous  errors in 2000 through  2004,  among other  items,  were being considered.

•    On  September  15,  2005,  we  received a waiver of default  under  certain financial and other covenants from our lenders.

•    On December 15, 2005,  we received an  additional  waiver of default  under certain financial and other covenants from our lenders.

•    On January 26, 2006, A&M presented a  comprehensive  report to our Board of
     Directors  regarding  the  status  of our  business,  management  team  and customer relationships.  The report recommended and described changes, some already under way, to our business strategies,  operating approach, working
     capital   management,   plant   footprint,   optimization,   product   line
     rationalization,  capital expenditure plans and cost structure.  The report also addressed refinancing alternatives and recommendations.

•    On February 14, 2006,  we announced our decision to  permanently  close and sell our Kenosha,  Wisconsin  manufacturing facility and to divest our line of specialty pasta products under the Eddie's and Mrs.  Leeper's brands, as well as other assets,  which we estimated to result in aggregate impairment charges in a range of $62.3 million to $71.3 million.

•    On March 15, 2006, we entered into a five-year  Amended and Restated Credit
     Agreement with Bank of America, N.A., and a new group of lenders.

•    On May 2, 2006, we announced additional fixed asset divestures resulting in an aggregate pre-tax charge of $1.8 million.

•    On June 6, 2006, we announced  certain revenue  information for fiscal year
     2005  and  the  six-month   period  ended  March  31,  2006  and  liquidity
     information as of May 26, 2006.

•    On June 9, 2006, we announced that  adjustments  could result in cumulative charges to pre-tax  income in the range of $53 to $65 million,  in addition to previously  disclosed asset impairment  charges for certain  inventories and long-lived assets estimated to total approximately $76 million.

•    On June 26, 2006, we announced that our mutually exclusive supply agreement with Sysco Corporation ("Sysco") would end at the end of December 2006.

•    On August 4, 2006, we completed the sale of our Kenosha plant, resulting in proceeds of approximately $5.9 million.

•    On August 11, 2006, we completed the sale of the Eddie's and Mrs.  Leeper's specialty  pasta  brands and related  inventory,  resulting  in proceeds of approximately $1.8 million.

•    On August 14, 2006, we announced certain revenue  information for the third quarter  of fiscal  year 2006 and  liquidity  information  as of August 11,
     2006. In addition, we announced that $4.5 million of the proceeds generated from the sale of the  Kenosha  plant,  and the  Eddie's  and Mrs.  Leeper's brands were utilized to reduce borrowings under our credit facility.

•    On November 21, 2006,  we announced  certain  revenue  information  for the fiscal year 2006,  liquidity  information  as of September  29,  2006,  and
     October 20,  2006,  and that $8.0 million of excess  liquidity  was used to reduce borrowings under our credit facility.

•    On December 15, 2006,  we announced  that the New York Stock  Exchange (the
     "NYSE")  would  suspend  trading in shares of our common stock prior to the opening of trading on December 20, 2006.  On December 20, 2006,  our shares of  common  stock  become  eligible  to be quoted  on the Pink  Sheets,  an electronic quotation service for securities traded over-the-counter,  under the symbol (AITP or AITP.PK).

•    On February 2, 2007, we announced certain revenue information for the first quarter ended December 29, 2006,  liquidity  information as of December 29,
     2006, and provided an update on the restatement process.

•    On March 14,  2007,  we  announced  an  amendment  to our credit  facility, provided an update on the restatement process and stated we would no longer pursue an appeal of the NYSE delisting.

•    On April 23, 2007, our common stock was delisted from the NYSE.

•    On May 10, 2007, we announced certain revenue and liquidity information for the  second  quarter  of  fiscal  year 2007 and  provided  an update on the restatement process.

•    On May 18, 2007, we provided an update on the restatement process.

•    On August 2, 2007, we announced  certain revenue and liquidity  information for the third  quarter of fiscal year 2007,  discussed  durum wheat  market conditions, provided an update on the restatement process and announced the resignation of Raymond Silcock from our Board of Directors.

•    On September 7, 2007,  we announced the  completion of the Audit  Committee investigation.  In addition, we announced fiscal year 2005 brand impairment of $89.2 million which  includes  $35.1 million  related to the  impairment charge previously  announced in August 2005, and a 2006 brand impairment of
     $1.0 million.

•    On October 29, 2007, we announced the settlement of the federal  securities class action lawsuit for $25 million,  comprised of $11 million in cash, to be provided by our insurers,  and $14 million in our common shares. We also discussed  durum wheat market  conditions  and announced the  retirement of
     $2.5 million of debt under our credit facility.

•    On November 30, 2007,  we announced  certain  revenue  information  for the fiscal year 2007 and liquidity information as of September 28, 2007.

•    On December 28, 2007, we announced an amendment to our credit  facility and gave an update to the durum wheat market.

•    On February 5, 2008, we announced certain revenue information for the first quarter of 2008 and liquidity information as of December 28, 2007.

•    On  February  13,  2008,  we  announced  the final  court  approval  of the settlement of the federal securities class action lawsuit.

•    On March 13, 2008, we announced  certain  operating results for fiscal year
     2007 and the first  quarter of fiscal year 2008. We also provided an update on durum wheat and related  costs and  announced the agreement in principle to settle the remaining  civil suits arising from the events leading to the
     Company's Restatement.

•    On May 16, 2008,  we  announced  certain  operating  results for the second quarter and first half of fiscal year 2008.

Restatement of Financial Statements

•    In the summer of 2005, we undertook an  assessment of our internal  control environment  and concluded that certain assets and liabilities as reflected
     on  our  historical   financial   statements  should  be  adjusted,   which
     adjustments would materially impact our previously  recorded net income for certain  periods.  As a result  of these  findings  and  other  information provided by employees,  the Audit Committee engaged  independent counsel to assist in  conducting  an  internal  investigation.  On August 9, 2005,  we announced the ongoing pendency of the internal investigation, the financial
     statement   adjustments   then  known,   the   possibility   of  additional
     adjustments,  and that the  adjustments  were being  assessed as to whether they  were a result of  changes  in  estimates  or prior  errors  requiring restatement.

•    On October 27,  2005,  we  announced  that our  previously  issued  audited consolidated  financial statements for fiscal years 2002, 2003 and 2004 and unaudited  consolidated  financial  statements  for the  first  two  fiscal quarters of fiscal year 2005 should be restated to correct  certain  errors contained  therein  and,  accordingly,  that  such  consolidated  financial statements should no longer be relied upon.

•    On  June  9,  2006,  we  announced  that  our  previously   issued  audited
     consolidated  financial statements for fiscal years 2000 and 2001 should be restated to correct certain errors  contained  therein,  and,  accordingly, that  such  consolidated  financial  statements  should no longer be relied upon.

•    On November 21, 2006, we announced a determination  to change our reporting of revenues to record promotional expenses as reductions in revenues, which were  previously  allocated  between  selling and  marketing  expenses  and
     revenue.   This  retroactive   change  in  classification  did  not  impact
     previously  reported net income (loss)  amounts.  We also announced that we had identified  other necessary  revenue  adjustments  related to errors in accounting for promotional  expenses,  accounting period cut-off, and other related revenue  recognition  issues,  the impact of which had not yet been fully determined.

Governmental Investigations and Other Matters

•    Beginning  in the late summer of 2005,  we received  document  requests and subpoenas  from  the  Enforcement  Division  of  the  SEC  relating  to our accounting  practices,  financial  reporting,  proxy solicitation and other matters in connection with a formal,  non-public  investigation  by the SEC staff of us and certain persons and entities employed by or associated with
     us.  The  United  States  Attorney's  Office for the  Western  District  of
     Missouri  ("DOJ") has also been  investigating  these  matters and has been coordinating  with  the SEC  staff.  We have  had,  and  continue  to have, discussions with the SEC staff, and separately with the DOJ,  regarding the conclusion of their investigation  activities and of their respective views of  appropriate  bases on which to reach mutually  acceptable  settlements.
     Such settlements could result in a Deferred  Prosecution  Agreement,  which could include the assignment of a corporate monitor,  continued cooperation with any ongoing  investigations  and/or a monetary fine. Due to the status of ongoing  discussions  with the DOJ and SEC  staff,  the  Company  cannot estimate a range of possible  loss that could result from a monetary  fine, if any.  There can be no  assurance  that any  settlement  would not have a material adverse effect on our business,  financial  condition,  results of
     operations   or  cash   flows.   We  have  been   cooperating   with  these
     investigations.

•    On October 28, 2005, we received notice from the Employee  Benefit Security
     Administration  of the U.S.  Department of Labor ("EBSA") that the EBSA was commencing an investigation regarding our 401(k) plan. The EBSA visited our offices on January 18, 2006 to review  requested  information and interview our  Director  of  Human  Resources  regarding  our  401(k)  plan.  We have cooperated  with the EBSA and have  provided  the EBSA  with all  requested information.

•    During our ongoing analysis of financial matters, we reviewed  transactions reported to the U.S. Department of Commerce (the "DOC") for the period July
     1,  2002  through  June 30,  2003 in the  antidumping  proceeding  on pasta imported  from  Italy.  Based on the data  reported  by us and our  Italian subsidiary,  Pasta Lensi,  S.r.l.,  the DOC revoked the anti-dumping  order
     (the "AD Order")  with respect to Pasta  Lensi.  During our  investigation, information came to our attention that certain data reported to the DOC was incorrect  and as a result,  Pasta  Lensi may not have  been  eligible  for revocation  of the AD  Order.  We have  disclosed  the  issue  to the  DOC.
     Simultaneously,  we provided this  information to the DOJ, which  requested further  information  on this matter.  As a result of our disclosure to the
     DOC, it published  notice on February  22, 2008 in the Federal  Register of its  preliminary  determination  to  reinstate  Pasta Lensi in the existing antidumping  duty order at a cash  deposit rate of 45.6%.  The  preliminary determination  applies,  on a prospective  basis, to all imports of subject products  from and after  February  22,  2008. A cash deposit rate of 45.6%
     would have a significant adverse impact to our working capital position. We have  appealed  this  determination.  We have  substantially  mitigated the impact of this order by  changing  our  ingredient  to organic  semolina in
     March, 2008, thereby  manufacturing  products for import into the U.S. that are exempt from the antidumping duty order.  Based on our review, we do not believe this order will have a material effect on our financial condition.

Each of these matters is ongoing and involves  various  risks and  uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Additional information regarding these and other legal proceedings is included under the heading "Legal  Proceedings" in Item 3 of this
Annual Report on Form 10-K.

Federal Securities, Shareholder Derivative Litigation

•    Beginning in August 2005, seven lawsuits  containing similar allegations of misrepresentations and omissions of material facts concerning our financial statements  and asserting  both  derivative and direct claims were filed in the United  States  District  Court for the  Western  District  of Missouri
     against us, certain of our current and former  directors and officers,  and our independent  registered  public  accounting firm,  Ernst & Young,  LLP.
     These  lawsuits were  consolidated  into a single  lawsuit  asserting  both derivative  and direct claims.  On June 16, 2006,  the Court  dismissed the derivative  claims because the plaintiffs  failed to make a required demand on our Board of Directors.  By  stipulation  of  settlement  filed with the
     Court on October 29,  2007,  we agreed to settle all claims  alleged in the lawsuit, including those alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.  On February 12, 2008, the Court granted final approval of the settlement.  The settlement of the federal securities class action lawsuit was for $25 million, comprised of $11 million in cash, to be provided by our insurers, and $14 million in our common shares. Under the terms of the  settlement,  on

     March  27,  2008,   class  counsel   received   527,903  common  shares  in
     satisfaction  of the court  approved  fee  award.  The class  will  receive approximately  930,000  common  shares,  subject  to  adjustment  upward or downward,  based  upon  the  Company's  stock  price  as  provided  in  the stipulation  of  settlement.  The  settlement  was  recorded  in the fourth quarter of fiscal year 2005.

•    In November 2005, a shareholder  derivative action was filed in the Circuit
     Court of Jackson County,  Missouri.  The plaintiff  alleges that certain of our  former  officers  and  directors  are  liable  to us for  breaches  of fiduciary  duties and aiding and abetting such breaches,  corporate  waste, gross  mismanagement,  unjust  enrichment,  abuse of control based upon our
     accounting   practices  and  financial   reporting,   insider  selling  and
     misappropriation of information, and that our independent registered public accounting  firm,  Ernst & Young  LLP,  is  liable  to us for  professional negligence  and  accounting  malpractice,  aiding and abetting  breaches of fiduciary  duties  and  breach  of  contract.  We are  named  as a  nominal defendant  in  this  matter.  The  plaintiff  seeks  equitable  relief  and unspecified  compensatory  and  punitive  damages.  On March 13,  2008,  we reached an agreement in  principle,  subject to court  approval,  to settle this  action.  The  proposed  settlement  requires  the adoption of certain governance reforms by the Company and payment of $1.5 million in attorney's fees and costs to counsel for the  plaintiff,  which  payment  will be made under our insurance  policies.  The  settlement was recorded in fiscal year
     2006.

•    In September  2006,  another action was filed in the United States District
     Court  for  the  Western  District  of  Missouri.   The  plaintiff  asserts
     derivative  claims against  certain of our former and current  officers and directors for breaches of their fiduciary duties relating to our accounting practices and financial reporting.  Plaintiff also asserts claims on behalf of a putative  class against our current  directors for failing to schedule or hold an annual  meeting for 2006.  We are named as a nominal  defendant.
     The plaintiff seeks unspecified monetary damages on our behalf and an order requiring  that an annual  meeting be scheduled  and held.  On February 12,
     2007, the Court stayed all further proceedings in the suit until forty-five days after our issuance of restated financial  results,  and required us to provide monthly reports regarding the status of our restatement process. On
     March 13,  2008,  we reached an agreement  in  principle,  subject to court approval,  to settle this action on a consolidated  basis with the November
     2005 shareholder derivative action described above.

•    On March 7,  2007,  a lawsuit  was  filed in the  Delaware  Chancery  Court against us alleging that no annual  meeting of  shareholders  had been held since February 7, 2005,  and requesting  that we be compelled to convene an annual  meeting.  Proceedings  in  that  matter  are  currently  stayed  by agreement  of the parties.  On March 13,  2008,  we reached an agreement in principle to settle this action as part of the  resolution of the other two derivative actions.

Each of these  actions is ongoing,  and we  continue to defend them  vigorously.
Although  we cannot  predict  the  outcome of any of these  actions,  an adverse result  in one or more of them  could  have a  material  adverse  effect  on our business, results of operations and financial condition.  Additional information on these and other  legal  proceedings  is  included  under the  heading  "Legal
Proceedings" in Item 3 of this Annual Report on Form 10-K.

General

Note:  Throughout the remaining sections of Item 1 - Business, we have, where we believe  it  to  be  material  to  an  understanding  of  our  current  business operations,  provided certain  information related to fiscal years subsequent to
2005.  However,  because we have not completed  and filed our annual  reports on
Form 10-K for  subsequent  fiscal years,  no financial  information  for periods subsequent to our 2005 fiscal year is being provided.

American  Italian Pasta Company is a Delaware  corporation and was  incorporated and commenced  operations in 1988. Unless the context otherwise  indicates,  all references  in this Annual  Report on Form 10-K to "the  Company",  "we",  "us",
"our",  and  similar  words  are to  American  Italian  Pasta  Company  and  its subsidiaries.  We believe we are the largest  producer and marketer of dry pasta in  North  America,  by  volume,  based on data  available  from  A.C.  Nielsen, published  competitor  financial  information,  industry  sources  such  as  the
National  Pasta  Association,  suppliers,  trade  magazines  and our own  market research.  During the fiscal year ended  September  30, 2005, we had revenues of
$364.2 million.

Our fiscal  year ends on the last  Friday of  September  or the first  Friday of
October, resulting in a 52- or 53-week year depending on the calendar. Our first three quarters end on the Friday last  preceding  December 31, March 31 and

June 30 or the first Friday of the following month of each quarter. Fiscal years
2005 and 2004 were 52 weeks and ended on September 30, 2005 and October 1, 2004.
The 2003 fiscal year was 53 weeks and ended on October 3, 2003.

We  produce  approximately  200 dry pasta  shapes  in  milling,  production  and distribution facilities, located in Excelsior Springs, Missouri, Columbia, South
Carolina,  Tolleson, Arizona, and Verolanuova,  Italy. We outsource distributing operations at all of our facilities and we outsource  milling at the Arizona and
Italy plants.  Operations at our Wisconsin plant were temporarily  idled in July
2004 through  October 2004 and that plant was  permanently  closed in April 2006 and sold in August 2006.  Our U.S.  plants  serve both retail and  institutional customers. We believe the construction of the Missouri plant in 1988 represented the first use in North America of a vertically  integrated,  high-capacity pasta plant using Italian milling and pasta production technology.  Our South Carolina plant, which is also vertically  integrated,  commenced  operations in 1995, and our Arizona plant commenced operations in 2003. The Italy plant, which commenced operations in 2001,  serves retail and institutional  customers  internationally and retail customers in the United States.

Our executive  offices are located at 4100 N. Mulberry Drive,  Suite 200, Kansas
City, Missouri 64116, and our telephone number is (816) 584-5000. Our website is located at  http://www.aipc.com.  We make  available  free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K,  and all  amendments  to those  reports as soon as they are reasonably  available  after these  materials are  electronically  filed with or furnished to the Securities and Exchange  Commission.  Information  contained in our website is not a part of this Annual Report on Form 10-K.

AIPC Way

During fiscal year 2006, we developed the AIPC Way,  which  embodies our vision, mission, operational model, business approach, core capabilities and values. The components of the AIPC Way are as follows:

•    Vision  - What  we  will  achieve  - To be,  and to be seen  as,  the  best developer of category solutions for our customers in dry grocery.

•    Mission - What we will do - Focus on dry  grocery  categories  where we can leverage our  relationships  and  capabilities,  to develop  private label, branded and ingredient solutions for our retail, foodservice and industrial
     customers  and  by  exceeding  expectations,   provide  our  customers  and
     shareholders with enhanced value.

•    Operating  Model - How we plan and  execute  -  Always  operate  with  high ethical standards.  Strategic  planning.  Business planning and performance
     management.   Sales  and  operations   planning.   People   evaluation  and
     development.

•    Core  Capabilities  - What do we need to be great - Great people.  Category leadership.  Service leadership.  Speed to market.  Operational excellence.
     Cross function collaboration. Strong customer relationships.

•    Values   -  What   we   believe   -   Integrity.   Quality.   Environmental
     sustainability. Empowerment and accountability. Passion to exceed.

Products and Brands

Our product  line is  comprised of  approximately  2,700 items or  stock-keeping units  ("SKUs").  In many instances,  we produce pasta to our customers'  unique specifications. We produce approximately 200 different shapes and sizes of pasta products  in  multiple  package  configurations,  including  bulk  packages  for institutional  customers  and smaller  individually-wrapped  packages for retail consumers.  The varied  shapes and sizes  include long goods such as  spaghetti, linguine,  fettuccine,  angel hair and  lasagna,  and short  goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles.

In early  fiscal  year 2004,  we  introduced  a portfolio  of new  reduced  carb products  that were  designed  to help  mitigate  the  impact of  general  pasta consumption declines. In addition, we developed a "low carb" product line during fiscal  year 2004 under a supply  agreement  with Atkins  Nutritional  Services.
Sales trends for these products did not meet our expectations and the production of these product lines was  subsequently  discontinued.  The Company  recorded a write down of low and reduced  carb  inventories  totaling  $4.1  million in the third  quarter of fiscal  year 2005,  and $1.1  million of Atkins  inventory  in fiscal year 2004.

In fiscal  year 2006,  we  developed a  comprehensive  strategy to ensure we are pursuing a  profitable  health  platform  through our private  label and branded business in grocery retailers,  club stores, mass merchants and discount stores.
We have  developed a number of whole wheat and  multi-grain  products  and began introducing  whole wheat and  multi-grain  products into the branded and private label  channels  in  fiscal  years  2004 and  2005,  respectively.  We have also developed a number of organic  products and began selling them in February 2006.
In addition,  we developed an enriched multi-grain product that we began selling spring of 2007.

Our products are produced to satisfy the specifications of our customers as well as our own product  specifications.  We conduct internal  laboratory  evaluation
against   competitive   products   on  physical   characteristics   and  cooking
performance.  Physical  characteristics  considered  include color, speck count,
shape  and  consistency.   Cooking  performance  considerations  include  starch
release,  protein content,  and texture.  Our customers also perform competitive product comparisons on a regular basis.

Our U.S. production facilities are inspected each year by the American Institute of Baking ("AIB"),  the leading United States baking, food processing and allied industries  evaluation  agency,  for  sanitation  and food  safety.  Our  plants consistently achieve the AIB  Excellent/Superior  ratings. We also implemented a comprehensive  Hazard  Analysis  Critical  Control  Point  ("HACCP")  program to continuously monitor and improve the safety,  quality and  cost-effectiveness of the Company's facilities and products.

Our Italian plant is inspected by AIB and a European  representative  similar to
AIB, the British Retail Consortium - Food Safety ("BRC"),  one of the recognized
European Food Safety Bodies.  Our facility  received the "Grade A" certification from the BRC. Our Italian plant is an ISO 9002 certified production facility and
certified  organic  by  Consorzio  Per  Il  Controllo  Dei  Prodotti   Diologici
(Consortium  for the Control of  Biological  Production).  In addition,  we have implemented HACCP and Food Safety Programs consistent with the U.S. facilities.

Marketing and Distribution

We actively sell and market our domestic  products  through our sales  employees and with the use of food brokers and distributors  throughout the United States,
Canada, Mexico, and the Caribbean. Our senior management is directly involved in the  selling  process  in all  customer  markets.  Our  over-arching  sales  and marketing  strategy  is to  provide  category  leadership,  a  complete  product offering, quality product,  competitive pricing and superior customer service to attract  new  customers  and to  maintain  and  grow  pasta  sales  to  existing customers.  We work with our  customers  to develop  marketing  and  promotional programs  specifically  tailored to stimulate pasta consumption in their trading area based upon the specific strategy and role for pasta.

We have established a significant market presence in North America by developing
strategic   customer   relationships   with  food  industry  leaders  that  have
substantial  pasta  requirements.  We supply  private label and branded pasta to many of the largest grocery retailers in the United States, including serving as a primary supplier of pasta to Wal-Mart, Inc. ("Wal-Mart"). We have historically been the largest  pasta  supplier to Sysco,  the nation's  largest  marketer and
distributor  of  food  service   products.   We  also  have   developed   supply
relationships with leading food processors, which use our pasta as an ingredient in their branded food products.

Our Italian plant enables us to offer  authentic  Italian pasta  products.  This facility serves North American,  European,  and other international markets with branded, private label, industrial and food service products.

As  part of our  overall  customer  development  strategy,  we use our  category management  expertise  to assist  customers  in their  distribution  and  supply management decisions regarding pasta products. Our category management expertise allows us to recommend  pricing,  SKU assortment  and shelf space  allocation to both private label and branded customers.  Our representatives  also assist food processors in incorporating  our pasta as an ingredient in their customers' food products. We provide dedicated technical support to our institutional  customers by making recommendations regarding the processing of pasta in their facilities.
We believe that these  value-added  activities  provide  customers with a better appreciation and awareness of our products.

We have  demonstrated our commitment to customer service through the development of enhanced  customer service  programs.  Examples of these programs include our creation of an Efficient  Customer  Response ("ECR") model which uses Electronic
Data  Interchange  ("EDI")  and  vendor  replenishment  programs  to assist  key customers,  and category  management  services for our private label and branded customers.

Our primary distribution  centers in North America are strategically  located at our production  facilities in South Carolina,  Missouri and Arizona to serve the national market.  Finished products are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for palletizing and storage until shipping. The combination of integrated facilities and  multiple  distribution  centers  enables  us to realize  distribution  cost savings and provides lead-time, fill rate and inventory management advantages to our  customers.  The  operation  of the  Missouri,  South  Carolina  and Arizona distribution centers is outsourced under a long term agreement with OHL, Inc., a firm specializing in warehouse and logistics management services.

Pasta Production

Pasta's  primary  ingredient  is semolina,  which is extracted  from durum wheat through a milling process. Durum wheat is used primarily for pasta. Each variety of durum  wheat has its own unique set of  protein,  gluten  content,  moisture, density,  color  and  other  attributes  which  affect  the  quality  and  other characteristics  of  the  semolina.  We  blend  semolina  from  different  wheat varieties as needed to meet customer specifications.

Our ability to produce high-quality pasta generally begins with purchasing durum wheat  directly  from  farmer  elevators  and  grower-owned  cooperatives.  This purchasing method ensures that the extracted semolina meets our  specifications.
We have  several  sources  for  durum  wheat  and are not  dependent  on any one supplier or sourcing area. As a result, we believe that we have adequate sources of supply for durum wheat. We occasionally  buy and sell semolina to balance our milling and production requirements.

Durum wheat is a cash crop whose market price  fluctuates.  To a certain extent, we manage our durum wheat cost risk through  cost  pass-through  mechanisms  and other  arrangements with our customers and advance purchase  contracts for durum wheat that are generally a few months in duration. We seek to manage the balance of such risk through  continued  improvement in our  efficiencies and pricing of our products.  Competitive pressures may limit our ability to pass-through these costs.

Durum wheat is shipped by rail to our  production  facilities  in  Missouri  and
South  Carolina.  We have one rail contract  that will expire in July 2008.  For other rail carriers that we utilize, we negotiate annual pricing arrangements.

We purchase  durum wheat and have it converted  to semolina  and  semolina/flour blends for our  Tolleson,  Arizona  facility from an adjacent  milling  facility owned by Bay State Milling  Company ("Bay State") under the terms of a long-term supply  agreement.  The  agreement  is for an initial  10-year term with renewal
provisions   thereafter.   In  the  event  of  ownership  changes  or  sustained
under-performance,  we have  contractual  rights to purchase  the mill at a book value established at the start of the supply agreement less future depreciation.
We are  obligated  to  purchase  80% of our  annual  Tolleson  requirements  for semolina  from Bay State with an annual  minimum of 50 million  pounds.  We have satisfied  our  minimum  requirements  and paid Bay  State  approximately  $12.6 million in fiscal year 2005, $10.9 million in fiscal year 2004, and $8.9 million in fiscal year 2003.

Until the April 2006 shutdown of our Kenosha,  Wisconsin facility,  we purchased semolina for that plant from Horizon Milling, LLC ("Horizon"),  (a joint venture between Cenex Harvest  States and Cargill  Foods) under the terms of a long-term supply  agreement.  In August of 2006, we advised  Horizon that the economic and business  circumstances had changed since  commencement of the supply agreement, that we were  invoking  the material  adverse  effect  provisions  of the supply agreement and that we had sold the facility. See Item 3 - Legal Proceedings.

In Italy, we purchase our semolina  requirements  from Italian mills to meet our specific quality and customer needs.

We generate  and sell  by-products  from our milling  operations  in the form of flour and mill feed.  These products compete in the marketplace with alternative products  for feed usage and,  therefore,  fluctuate  in price  accordingly.  We manage  our  by-product  sales  price  risk  through a variety  of pass  through mechanisms and with forward sales contracts.

We  purchase  our  packaging  supplies,  including  poly-cellophane,  paperboard cartons, boxes and totes from third parties. We believe we have adequate sources of packaging supplies. In addition, we rely on supply and operations planning to optimize  finished  goods  inventory,  minimize  the  risk of  obsolescence  for finished  goods  and raw  materials,  maximize  customer  service,  and  achieve efficient factory utilization.

Trademarks and Patents

We hold a number of  federally  registered  and common law  trademarks  which we consider to be of value and importance to our business.  We have also registered other trademarks.  Although we hold numerous  patents,  we do not believe any of the patents to be material to our business.

Dependence on Major Customers

Historically,  a limited  number of customers  have  accounted for a substantial portion of our  revenues.  During the fiscal  years ended,  September  30, 2005,
October  1,  2004,  and  October  3,  2003,  sales  to  Wal-Mart  accounted  for approximately 21%, 18%, and 17%, respectively,  and sales to Sysco accounted for approximately  11% of our revenues for each of the fiscal years listed.  Through
December 31, 2006,  we had an exclusive  supply  contract with Sysco (the "Sysco
Agreement").  We  expect  to  continue  to rely on a  limited  number  of  major customers for a substantial portion of our revenues in the future.

Under the terms of the Sysco Agreement,  we served as the exclusive U.S. private label  supplier to Sysco of certain  dry pasta  products  bearing a  Sysco-owned label and sold through Sysco's network of operating  companies.  During the term of the Sysco  Agreement,  we were the primary supplier of dry pasta to Sysco and had the  exclusive  right to supply  dry pasta to Sysco for sale  under  Sysco's brand names.  Subsequent  to December 31, 2006,  we continue to supply Sysco and its network of operating companies on a non-exclusive  basis. Under the terms of the  Sysco  Agreement,  we were  precluded  from  pursuing  other  food  service distributors.  We are pursuing  other food service  distributors  representing a market  opportunity of approximately  75% of the food service space not occupied by Sysco.

We do not have long-term supply contracts with a substantial number of our other customers, including Wal-Mart.  Accordingly, we are dependent upon our customers to sell our  products and to assist us in promoting  market  acceptance  of, and creating  demand for, our  products.  An adverse  change in, or  termination  or expiration without renewal of, our relationships with or the financial viability of one or more of our major  customers  could have a material  adverse effect on our business, financial condition and results of operations.

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
Some of these companies with which we compete have longer  operating  histories, significantly  greater brand recognition and financial and other resources.  Our products  compete  with a broad range of food  products,  both in the retail and institutional customer markets.  Competition in these markets generally is based on achieving distribution,  product quality, pricing,  packaging or advertising, promotion and customer service and logistics capabilities.

Our direct  competitors  include Barilla (a large  multi-national  Italian-owned diversified  food company  with two  manufacturing  facilities  operating in the
U.S.), New World Pasta Company (acquired in 2006 by Ebro Puleva, Spain's leading food processor),  Dakota Growers Pasta Company,  Philadelphia  Macaroni Co. Inc.
and A. Zerega's Sons, Inc., and foreign companies such as Italian pasta producer
De Cecco. For sales in Europe and other international markets, our Italian plant competes with Barilla and numerous Italian pasta producers.

Pasta Markets

Although we have  international  sales,  more than 93% of our revenues in fiscal year 2005 were from sales in North America.

North  American  pasta (in all its forms)  consumption is estimated to have been approximately  $5.2  billion in fiscal year 2005 (as  measured by A.C.  Nielsen, which  data does not  include  Wal-Mart).  The pasta  industry  consists  of two primary  customer  markets:  (i) Retail,  which includes  grocery  stores,  club stores,  mass merchants,  drug and discount stores that sell branded and private label pasta to  consumers;  and (ii)  Institutional,  which  includes  both food service distributors that supply restaurants,  hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

Customer Markets - Retail: The U.S. retail market includes  traditional  grocery retailers,  club stores,  mass merchants,  drug and discount stores.  We are the leading  producer of retail dry pasta in the U.S.  consisting  of our brands and the Private Label  businesses  of our  customers.  The second,  third and fourth largest  purveyors of retail pasta in the United  States by volume are New World
Pasta, Barilla and Dakota Growers Pasta Company,  respectively.  Our strategy is to provide our retail  partners  with a full  portfolio of pasta  products  from regional  brands to store  brands to  authentic  Italian  imported  products and specialty  products all delivered within the highest quality  standards and with exceptional customer service.

Customer Markets - Institutional:  The  Institutional  market includes both food service distributors that supply restaurants,  hotels, schools and hospitals, as well as food  processors  that use  pasta  as a food  ingredient.  Food  service
customers   include   businesses  and   organizations   that  sell  products  to
restaurants,  healthcare  facilities,  schools,  hotels and industrial  caterers
("broadliners")   and  multi-unit   restaurant   chains  that  procure  directly
("multi-units").  The food service market is highly  fragmented and is served by numerous  regional  and  local  food  distributors.  We have  been  historically constrained to the  approximate 25% of the food service market occupied by Sysco
Corporation.  We are now seeking to  participate  more fully in the other 75% of this market.

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

The  size  of the  Institutional  market  is  affected  by the  number  of  food processors that elect to produce pasta internally  rather than outsourcing their production.  A substantial  amount of the pasta used by food processors has been and continues to be manufactured  internally for use by food processors in their own products.

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

The Comprehensive  Environmental Response Compensation and Liability Act of 1980
("CERCLA"),  as amended,  and other  similar  state laws  require the cleanup of hazardous waste disposal sites.  Parties that may be liable under CERCLA for the cleanup of a hazardous  waste disposal site include the current  property owner, the  operator,  owners and operators of the property at the time of a release of hazardous  substances,  the arranger of the  disposal,  and the  transporter  of
hazardous  substances.   To  date,  we  have  not  been  notified  by  the  U.S.
Environmental  Protection  Agency,  any state agency, or any other private party that we are considered responsible or potentially responsible for some aspect of the  cleanup of any  hazardous  waste  disposal  site under  CERCLA or any other similar state laws.

In fiscal year 2004, we received the Customs Trade Partnership Against Terrorism
("C-TPAT")  certification  from the United States Customs and Border  Protection
("CBP")  division of the Department of Homeland  Security.  CBP developed C-TPAT after the  September  11, 2001  terrorist  attacks as a way to identify low risk importers and facilitate the efficient  release of goods,  even under heightened security  conditions.  To become a participant of C-TPAT,  our security measures were  reviewed  and  certified by CBP. As part of the C-TPAT  certification  and review process,  CBP is reviewing the  implementation of our security  measures.
C-TPAT  certification  includes  certain  benefits to participants  and may help reduce the risk of significant delays in the importation of our product.

All imported pasta is subject to U.S. import regulations. Duties are assessed in accordance with the Harmonized Tariff Schedule of the United States.

See Item 3 - Legal Proceedings.

Employees

As of September 30, 2005, we employed 604  full-time  persons  worldwide of whom
192 were administrative and 412 manufacturing  employees. Our 548 U.S. employees were not represented by any labor unions.  Our 56 Italian employees were subject to a national labor agreement and were represented by a labor union. We consider our employee relations to be excellent.

Pasta Industry Environment

During  the later  part of our 2003  fiscal  year and  continuing  into our 2004 fiscal year, the pasta industry  experienced  significant changes, as retail dry pasta demand  declined  during this period  resulting in lower  industry  sales.
Retail grocery  consumption of dry pasta (as measured by A.C. Nielsen and Retail
Link) declined  significantly  in volume by approximately 3% to 4% during the 12 months  ended  October  2, 2004.  We believe  the  declines  in demand  resulted
primarily   from  a  shift  in  consumer  diet  trends  to  lower   carbohydrate
consumption.  During this  period,  the pasta  industry  also  continued to have manufacturing overcapacity.  The combination of overcapacity and declining sales demand resulted in an increasingly competitive industry environment.

During the latter part of the 2004  fiscal  year,  we reduced our  manufacturing capacity by idling full  operations at one of our  manufacturing  facilities (as outlined below) and a competitor closed one of their plants.

During fiscal year 2005, the dry pasta market  improved and consumer  demand for pasta products increased in fiscal year 2005 compared to fiscal year 2004.

Restructuring and Rightsizing Program; Subsequent Company Developments

In response to the pasta industry  conditions  that existed in fiscal year 2004, we announced a  Restructuring  and  Rightsizing  program during our third fiscal quarter of that year.  The key  elements of the  Restructuring  and  Rightsizing program included reductions in the Company's workforce,  manufacturing  capacity and inventory  levels and related changes to our distribution  network.  In that regard,  during the fourth quarter of fiscal year 2004, we idled full operations
at  our  Kenosha,  Wisconsin  manufacturing  facility;   temporarily  shut  down
production at two of our other  domestic  manufacturing  facilities;  and exited certain leased domestic distribution centers.

In connection with this  Restructuring  and Rightsizing  program,  during fiscal year 2004, we recorded $2.9 million of restructuring  expenses primarily related to  employee  severance  and  termination  benefits,  lease  costs,  and  supply agreement  costs.  In 2005, we recognized  $0.6 million  benefit  related to the reversal  of a  previously  established

restructuring  reserve due to the early  reactivation of the Kenosha plant which was not contemplated at the time the restructuring reserve was established.

Following the  implementation  of the Company's  Restructuring  and  Rightsizing
Program  in  the  third   quarter   of  2004,   production   and   manufacturing
inefficiencies,  reduced inventory levels and product  availability  resulted in customer shipment delays and other customer service shortfalls.  We proceeded to rebuild  inventory  and it took  until the second  quarter  of fiscal  year 2005 before customer shipment delays were corrected and customer order fill rates had returned to historical levels.

During the 2005 fiscal year, and through April 2006, we continued to operate our
Wisconsin  plant on an "as needed" basis to meet  production  needs. In February
2006, we determined that the plant would be permanently  closed and divested and that we would relocate two production lines to our South Carolina plant. In that regard,  the plant was  permanently  closed in April 2006 and was sold in August
2006. We completed the relocation of our production  lines to our South Carolina plant in August 2006.

In late 2005,  we performed a  comprehensive  review of the  composition  of our inventory and identified  significant quantities that had become excess, damaged and obsolete  due  primarily to our  significant  decrease in revenues,  and the continued aging of our inventory. This focused effort continued into fiscal year
2006 and resulted in the sale or disposal of  substantial  quantities  of excess and/or obsolete finished goods, packaging and raw material inventories.  In that regard,  we recorded  obsolescence  expense of  approximately  $12.2  million in fiscal year 2005 and an additional provision for obsolescence of $1.4 million in fiscal year 2006.

ITEM 1A. RISK FACTORS

You should  carefully  consider the risks described  below, as well as the other information  included or incorporated by reference in this Annual Report on Form
10-K before  investing in our common stock. If any of the following risks occur, our  business,  financial  condition or operating  results  could be  materially adversely  affected.  The risks  described below are not the only risks we face.
Additional  risks  and  uncertainties  not  presently  known  to us or  that  we currently  believe to be immaterial  may also  materially  adversely  affect our business, financial condition and operating results.

Risks relating to lack of current information about our business.

Material information about our current operating results and financial condition is  unavailable  because of the delay in filing with the SEC our 2005,  2006 and
2007 annual  reports and quarterly  reports for any quarter  through the date of this filing.  While we have released  periodic updates  regarding our liquidity, revenue performance and certain financial data, investors have not had access to complete  information  about  the  current  state  of our  business.  When  this information  becomes available to investors,  it may result in an adverse effect on the trading price of our common stock.

Reputational risks and other risks relating to negative publicity.

We  may  be  subject  to  negative  publicity   resulting  from  our  accounting
restatement  and related  investigations  and  litigation.  While we believe our customers  focus  primarily on the quality of our  products and service  levels, this negative publicity could affect our relationship with our current customers and suppliers if our customers and suppliers  lose  confidence in our ability to fulfill our commitments,  and could affect our ability to develop  relationships with  potential  customers and  suppliers,  which could have a material  adverse effect on our business.

We are subject to ongoing governmental  investigations which could require us to pay substantial  fines or other  penalties or otherwise have a material  adverse effect on us.

We have been  responding to subpoenas from the  Enforcement  Division of the SEC relating to our accounting  practices,  financial reporting,  proxy solicitation and other matters in connection with an ongoing formal, non-public investigation by the SEC staff.  While we are  cooperating  with this  investigation,  adverse developments  in connection with the  investigation,  including any expansion of scope,  could negatively impact us and could divert the efforts and attention of our  management  team from our ordinary  business  operations.  The DOJ has been coordinating  with the SEC staff on this  matter.  The  nature of the  relief or remedies the SEC or the DOJ may seek

cannot be  predicted at this time,  but may include  monetary  penalties  and/or injunctive relief, either of which could have a material adverse effect on us. A more detailed  description of these investigations is included under the heading
"Legal Proceedings" in this Annual Report on Form 10-K.

We are  currently  cooperating  with the DOJ on a matter  related  to the  prior revocation of the  anti-dumping  orders with respect to our Italian  subsidiary,
Pasta Lensi,  S.r.l.  The DOJ may take action  related to this matter that could have a material adverse effect on us. A more detailed description of this matter is included under the heading "Legal  Proceedings" in this Annual Report on Form
10-K.

The efforts of our current  management team and our Board of Directors to manage our business have been hindered at times by their need to spend significant time and effort to resolve issues related to our accounting  restatement  and matters under  investigation.  To the  extent  our  management  team  and our  Board  of
Directors will be required to devote  significant  attention to these matters in the  future,  this may have,  at least in the near term,  an  adverse  effect on operations.

Pending civil litigation and related claims could have a material adverse effect on us.

A number of lawsuits  have been filed  against us and certain of our current and former  officers and directors  relating to our  accounting  restatement.  These suits  include  our  court  approved  settlement  in the  federal  class  action securities  lawsuit and derivative cases currently  pending in the U.S. District
Court for the Western District of Missouri, the Circuit Court of Jackson County,
Missouri,  and the  Delaware  Chancery  Court for which we have an  agreement in principle to settle,  subject to court  approval.  Our  directors' and officers'
liability  policies for the applicable  policy year will be depleted as a result of these lawsuits,  and as a result,  any such  continuing or additional  claims could have a material adverse effect on our business,  results of operations and cash flows.  We are unable at this time to estimate our  potential  liability in such matters.  The defense of these lawsuits may consume  substantial  time, and they may divert management's  attention and resources from our ordinary business operations.  More  information  regarding  these  lawsuits is included under the heading "Legal Proceedings" in this Annual Report on Form 10-K.

Our  indemnification  obligations  and  limitations  of our director and officer liability  insurance  could  have a  material  adverse  effect on our  business, results of operations and financial condition.

Several of our current and former  directors,  officers  and  employees  are the subject of lawsuits and investigations  relating to our accounting  restatement.
Under  Delaware  law,  our  articles  and bylaws,  and  certain  indemnification agreements,  we may have an  obligation  to  indemnify  our  current  and former
officers   and   directors  in  relation  to  these   matters.   Some  of  these
indemnification  obligations may be covered by certain insurers under applicable directors'  and officers'  liability  policies.  Our  applicable  directors' and officers'  liability  policies  for the policy year during  which these  matters arose has been depleted with the final court approval of the federal  securities class  action  lawsuit and the  proposed  settlement  of the  derivative  cases, thereby leaving certain  additional  indemnity  obligations as uninsured.  If we incur significant uninsured indemnity obligations,  these obligations could have a material  adverse effect on our business,  results of operations and financial condition.

Ongoing SEC review may require us to amend our public disclosures further.

We may receive comments from the staff of the SEC relating to this Annual Report on Form 10-K and our other periodic filings.  As a result, we may be required by the SEC to amend this Annual Report on Form 10-K or other reports filed with the
SEC in order to make adjustments or additional disclosures.

We could  face  additional  adverse  consequences  as a  result  of our late SEC filings.

We will continue to incur  additional  expenses  until we are current in our SEC reporting obligations. Until we are current in our SEC reporting obligations, we will be precluded from registering any securities with the SEC. In addition,  we will not be eligible to use a "short  form"  registration  statement on Form S-3 until we have been  current in our  periodic  reporting  obligations  for twelve months,  which would increase the cost of raising  capital  through the issuance and sale of equity.

If  we  fail  to  establish  and  maintain  effective  disclosure  controls  and procedures and internal control over financial  reporting,  we may have material misstatements  in our financial  statements and we may not be able to report our financial results in a timely manner.

As   required  by  Section   404  of  the   Sarbanes-Oxley   Act  of  2002  (the
"Sarbanes-Oxley  Act"),  management  has conducted an assessment of our internal control over financial  reporting.  Management has identified  numerous material weaknesses in our internal  control over financial  reporting and concluded that our internal control over financial  reporting was not effective as of September
30, 2005. A description  of these  material  weaknesses,  is included  under the heading "Controls and Procedures" in this Annual Report on Form 10-K.

These  and other  previously  reported  historical  material  weaknesses  in our internal control over financial reporting contributed to the restatements to our consolidated  financial statements for fiscal year 2004 and prior periods.  Each of our  material  weaknesses  resulted in more than a remote  likelihood  that a material  misstatement  would not be  prevented  or  detected.  As a result,  we performed extensive additional work to obtain reasonable assurance regarding the reliability of our financial  statements.  Even with this additional work, given the  numerous  material  weaknesses  identified,  there is a risk of  additional errors not being  prevented or detected which could cause us to fail to meet our reporting obligations or result in additional restatements.

We have developed and are  implementing  specific  measures for remedying all of the identified  material  weaknesses and other  deficiencies that existed at the end of fiscal year 2005.  There can be no assurance  as to when the  remediation plan will be fully  implemented.  Until our  remediation  efforts are completed, management  will  continue to devote  significant  time and  attention  to these efforts. There will also continue to be an increased risk that we will be unable to timely file future  periodic  reports with the SEC,  that a default under our debt  agreements  could occur as a result of further  delays and that our future financial statements could contain errors that will be undetected.

In the future,  we may  identify  further  material  weaknesses  or  significant deficiencies in our internal  control over financial  reporting that we have not discovered  to date.  In addition,  we cannot be certain that we will be able to maintain adequate  disclosure  controls  procedures over our financial reporting processes.

A change in our relationship with our major customers could adversely affect our revenues.

Historically,  a limited  number of customers  has  accounted  for a substantial portion  of our  revenues.  If our  relationship  with one or more of our  major customers  changes or ends, our sales could suffer,  which could have a material adverse effect on our business,  financial  condition and results of operations.
We expect that we will continue to rely on a limited  number of major  customers for a substantial portion of our revenues in the future. During the fiscal years ended  September  30,  2005,  October 1,  2004,  and  October 3, 2003,  sales to
Wal-Mart accounted for approximately 21%, 18%, and 17%, respectively,  and sales to Sysco accounted for  approximately 11% of our revenues for each of the fiscal years listed.  Currently,  we do not have  long-term  supply  agreements  with a substantial number of our customers, including Wal-Mart and Sysco. Our exclusive arrangement  with Sysco expired on December 31, 2006. There is no guarantee that the Sysco volumes and revenues will continue as they were under the contract.

Cost increases in raw materials,  energy or packaging  materials could adversely affect us.

Increases in the cost of raw materials  (including  durum wheat  ingredients and egg  products),  energy or  packaging  materials  could have a material  adverse effect on our operating  profit and margins unless and until we are able to pass the increased cost along to our customers.  Historically, changes in sale prices of our pasta  products have lagged changes in our materials  costs.  Competitive pressures  may also limit our  ability  to raise  prices or affect the timing or magnitude  of such price  increases in response to  increased  raw  materials or packaging material costs. Accordingly,  we do not know whether, or the extent to which,  we will be able to offset raw  materials  or  packaging  materials  cost increases with increased product prices. In addition,  a consequent  increase in pricing could cause a reduction in both industry and our own sales volumes.

The  principal  raw material in our  products is durum wheat.  The cost of durum wheat  represents a substantial  portion of our total cost of goods sold.  Durum wheat is used almost  exclusively in pasta  production and is a narrowly traded, cash-only  commodity crop. Our commodity  procurement and pricing  practices are intended to reduce the risk of durum wheat cost increases on our  profitability, but by forward  procurement of our durum needs,  we may

temporarily  affect our  ability  to  benefit  from  possible  durum  wheat cost decreases.  In  2006,  durum  prices  in North  America  escalated  from  recent historical levels and then stabilized at the higher pricing levels. In the third quarter of fiscal year 2007 and continuing  into fiscal year 2008,  durum prices sharply escalated and have risen to price levels not previously experienced.

The supply and price of durum wheat in North  America  and on a global  scale is subject to market  conditions  and is influenced by several  factors  beyond our control, including:

     •    general economic conditions;

     •    global  supply  and  demand   (including  acres  planted  and  harvest
          quality);

     •    natural disasters, insects, plant diseases, and weather conditions;

     •    competition;

     •    trade relations;

     •    governmental programs and regulations;

     •    natural gas costs; and

     •    transportation and fuel cost.

While we procure durum directly from North Dakota,  Montana,  and Canada for our
Missouri and South  Carolina  plants,  our Arizona plant is highly  dependent on durum  from  the  southwest  section  of the  U.S.  Adverse  market  conditions, including supply  constraints caused by weather or other conditions could have a material adverse effect on our operating profit and margins.

We also rely on the supply of plastic,  corrugated and other packaging materials
(a significant  portion of our cost of goods sold), which fluctuate in price due to market conditions beyond our control.

If our customers  curtail their  operations,  our financial  performance  may be adversely affected.

Due to  the  highly  competitive  environment  currently  existing  in the  food retailing  and  foodservice  industries,  some  of our  retail  and  foodservice customers have experienced economic difficulty.  In addition, the food retailing industry has  experienced  consolidation.  A number of our  customers  have been forced to close stores and certain others have sought bankruptcy protection.  If a  material  number  of our  customers,  or any one  large  customer,  closed  a significant number of stores, filed for bankruptcy  protection,  or consolidated operations with another company, we could be materially adversely affected.

A  decline  in  demand  for dry  pasta  could  adversely  affect  our  financial performance.

We focus  primarily  on producing  and selling dry pasta.  We expect to continue this  primary  focus.  Because  of our  product  concentration,  any  decline in consumer  demand or preference  for dry pasta or any other factor that adversely affects  the  pasta  market  could  have a  significant  adverse  effect  on our business,  financial condition and results of operations.  During the later half of fiscal  year 2004 and  continuing  in fiscal  year  2005,  we  experienced  a significant  decline in demand for dry pasta products  caused  primarily by diet
driven   changes  to  consumer   preference,   which   adversely   affected  our
profitability.  If demand were to materially  decline again, we could experience additional  material  adverse impacts on our business,  financial  condition and results of operations.

If aggregate  production  capacity in the U.S.  pasta  industry  increases or is under-utilized,  we may have to adopt a more aggressive pricing strategy,  which could adversely affect our results of operations.

Our  competitive  environment  depends  on the  relationship  between  aggregate industry  production  capacity and aggregate  market demand for pasta  products.
Production  capacity  above market demand can have a material  adverse effect on our  business,  financial  condition  and  results of  operations.  Barilla  has recently opened a new pasta-making  and  distribution  facility in New York with capacity to produce 200 million pounds of pasta annually.

If we are not able to compete effectively with established  domestic and foreign producers  of  pasta  products,  our  financial  performance  may  be  adversely affected.

The  markets in which we  operate  are highly  competitive.  We compete  against numerous  well-established  national,  regional,  local and foreign companies in every aspect of our business. Our customers may not continue to buy our products and we may not be able to compete effectively with all of these competitors.

Some of our  competitors  have longer  operating  histories,  and greater  brand recognition and financial and other resources than we do. Our direct competitors include:

     •    U.S. pasta producers,  including Barilla,  Ebro Puleva/New World Pasta
          Company, Dakota Growers Pasta Company,  Philadelphia Macaroni Co. Inc.
          and A. Zerega's Sons, Inc.;

     •    Foreign pasta producers,  including Barilla,  Rummo, De Cecco and Ebro
          Puleva;

     •    U.S. food  processors  that produce pasta  internally as an ingredient for use in food products,  including  Kraft Foods,  ConAgra,  Campbell
          Soup Company and Stouffers Corp.; and

     •    Foreign  food  processors,  including  Pasta  Foods,  food brokers and
          Italian pasta manufacturers.

If we are unable to manage our production and inventory  levels,  our ability to operate  cost-effectively and to maintain high customer service standards may be adversely affected.

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

Our need for substantial  capital and our level of indebtedness may restrict our operating and financial  flexibility  and could  adversely  affect our business, financial condition or operating results.

Our  business  required a  substantial  capital  investment,  which we  financed through third-party  lenders and public equity offerings.  The amount of debt we carry and the terms of our  indebtedness  could  adversely  affect us in several ways, including:

     •    our ability to obtain  additional  financing in the future for working
          capital,   capital  expenditures,   and  general  corporate  purposes,
          including strategic acquisitions, may be impaired;

     •    our ability to use operating  cash flow in other areas of our business may be  limited  because a  substantial  portion of our cash flow from operations  may have to be dedicated  to the payment of the  principal and interest on our indebtedness;

     •    the terms of such indebtedness restrict our ability to pay dividends;

     •    our ability to use operating  cash flow in other areas of our business or to  reduce  our  level of  indebtedness  may be  limited  because a substantial  portion of our cash flow from  operations  may have to be dedicated  to the  payment of  on-going  legal,  accounting  and other professional fees;

     •    we may be more highly  leveraged than some of our  competitors,  which may place us at a competitive disadvantage;

     •    the level of debt we carry could  restrict our  corporate  activities, including our ability to respond to competitive market conditions,  to provide for capital  expenditures  beyond those  permitted by our loan agreements, or to take advantage of acquisition opportunities and grow our business; and

     •    because  substantially all of our assets are now pledged as collateral for our debt,  an uncured  default could allow our lenders to sell our assets to satisfy our debt obligations.

In the event that we fail to comply with the  covenants  in our  current  credit facility,  or any future  loan  agreements,  there  could be an event of default under the applicable instrument.  As a result, all amounts outstanding under our current or any future debt  instruments may become  immediately due and payable.
We have used,  and may  continue to use,  interest  rate  protection  agreements covering  our  variable  rate  debt to limit our  exposure  to  variable  rates.
However, we may not be able to enter into such agreements or such agreements may adversely affect our financial  performance.  If interest rates were to increase significantly  or if we  are  unable  to  generate  sufficient  cash  flow  from operations in the future, we may not be able to service our debt and may have to refinance all or a portion of our debt,  structure our debt differently,  obtain additional  financing  or sell assets to repay such debt.  We may not be able to affect such refinancing,  additional financing or asset sales on favorable terms or at all.

If existing  anti-dumping  measures  imposed  against  certain  foreign  imports terminate,  we will face increased  competition  from foreign  companies and our profit margins or market share could be adversely affected.

Anti-dumping  and  countervailing  duties on certain Italian and Turkish imports imposed by the DOC in 1996  enable us and our  domestic  competitors  to compete more favorably  against Italian and Turkish  producers in the U.S. pasta market.
In September 2007, the U.S.  International Trade Commission ("ITC") extended the antidumping and countervailing duty orders for an additional five years, through
2011. If the anti-dumping and countervailing duty orders are repealed or foreign producers sell competing products in the United States at prices lower than ours or enter the U.S.  market by  establishing  production  facilities in the United
States, the result would further increase  competition in the U.S. pasta market.
We may be unable to compete effectively with these competitors.  This could have a material  adverse effect on our business,  financial  condition and results of operations.

A write-off of our intangible and other long lived assets could adversely affect our results of operations.

Our total assets reflect  substantial  intangible  assets. The intangible assets represent the value of our brands and  trademarks  resulting  primarily from our acquisitions  of the  Mueller's,  Golden  Grain/Mission,  and seven  other pasta brands  acquired from Borden Foods.  We review our  indefinite-lived  assets for impairment annually or whenever events or changes in circumstances indicate that the carrying  amount of an asset may not be recoverable.  When future  operating performance  of one or more of our  acquired  brands falls  significantly  below current or expected  levels,  we record an impairment  expense.  A determination requiring  the  write-off of a  significant  portion of our  intangible  assets, although a non-cash charge to operations,  would have a material negative effect on our results of operations and total  capitalization.  In fiscal year 2004, we recorded  brand  impairment  expenses of $0.1 million and in fiscal year 2005 we recorded brand impairment  expenses of $88.6 million.  The intangible balance at
September 30, 2005 was $88.8 million.

Our total assets also reflect  substantial  long lived fixed assets for property plant and equipment.  We review  long-lived  assets for  impairment  annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing  the carrying  amount of an asset to future net cash flows expected  to be  generated  by the asset.  If such assets are  considered  to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying  amount or fair value less costs to sell. A determination  requiring write off of a significant  portion of fixed assets,  although a non-cash  charge to operations,  would have a material negative  effect on our  results  of  operations  and total  capitalization.  At
September 30, 2005 and October 1, 2004,  long lived fixed assets  totaled $360.7 million and $384.3 million, respectively.

Because we produce food products,  we may be subject to product liability claims and have costs related to product recalls.

We may need to recall some of our products if they become adulterated, infested, misbranded  or  mislabeled.  We may also be subject to claims or lawsuits if the consumption of any of our products causes injury. A widespread product recall or a significant  product liability  judgment against us could cause products to be unavailable for a period of time and result in a loss of consumer  confidence in our food products and could have a material  adverse effect on our business.  We carry insurance against most of these matters;  however,  our insurance coverage may not be adequate.  The cost of commercially available insurance has increased significantly  and such  insurance  may not be available in the future at prices that we can afford.  In addition,  because we often  indemnify our customers for costs related to product recalls, we could be subject to additional expenses and any significant  expenses not covered by insurance would  negatively  impact our operating results.

The loss of the  services of one or more members of our senior  management  team could have a material  adverse effect on our business,  financial  condition and results of operations.

Our  operations  and prospects  depend in large part on the  performance  of our senior  management  team. We may not be able to find qualified  replacements for any of these individuals if their services were no longer  available.  We do not currently  maintain  key  person  life  insurance  on any  member of our  senior management  team.  While we  maintain a Severance  Plan and a  long-term  equity program for employees,  we do not provide employment agreements to our executive officers,  except for the  agreement  with Mr. John P. Kelly our  President  and
Chief Executive Officer.

If our  competitors  develop  or  acquire  advanced  technology,  our  financial performance may be adversely affected.

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

Durum wheat is shipped by rail to our  production  facilities  in  Missouri  and
South  Carolina.  We have one rail contract  that will expire in July 2008.  For other rail carriers that we utilize,  we negotiate annual pricing  arrangements.
There is no assurance that the  transportation  costs will remain the same under these arrangements when renewed.  We also have a rail contract to ship semolina, milled and processed at the Missouri  facility,  to our South Carolina facility.
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

Our international business may not be successful.

We  operate  a  pasta-producing  facility  in  Italy.  We do not  have  the same competitive  scale of  operations  or historic  relationships  with the European trade or European supply base in these overseas markets that we do in the U.S.

There are several risks  inherent in doing business on an  international  level.
These risks include:

     •    export and import restrictions;

     •    tariffs and other trade barriers;

     •    difficulties in staffing and managing foreign operations;

     •    managing    regulatory    requirements    across   multiple    foreign
          jurisdictions;

     •    fluctuations in currency exchange rates and inflation risks;

     •    seasonal  fluctuations  in  business  activity  in other  parts of the world;

     •    changes in a specific  country's  or  region's  political  or economic conditions, particularly in emerging markets;

     •    potentially adverse tax consequences; and

     •    difficulty in securing or  transporting  raw materials or transporting finished product.

Any of these  risks  could  adversely  impact the  success of our  international operations.  If our international  revenues are inadequate to offset the expense of maintaining foreign operations,  our business and results of operations could be harmed.

Our competitive  position and financial results and condition could be adversely impacted if we are unable to protect our intellectual property.

Our brand trademarks are important to our success and our competitive  position.
Our actions to establish and protect our brand trademarks and other  proprietary rights  may be  inadequate  to  prevent  imitation  of our  products  by others.
Moreover, we may face claims by third parties that we violate their intellectual property rights. Any litigation or claims against us, whether or not successful, could result in substantial  cost,  divert  management's time and attention from our core business, and significantly harm our reputation.

A failure to comply with applicable laws and regulations  could adversely affect our business.

We are subject to laws and regulations administered by federal, state, and other governmental  agencies  relating to the operation of our production  facilities, the production,  packaging, labeling and marketing of our products and pollution control, including air emissions. Any determination by the FDA or other agencies that our  facilities are not in compliance  with  applicable  regulations  could interfere  with the  continued  manufacture  and  distribution  of the  affected products  and,  in some  cases,  might also  require  the  recall of  previously distributed  products.  Any such  determination  could have a  material  adverse effect on our business, financial condition and results of operations.

As a result of our voluntary  disclosure to the DOC of incorrect data previously reported by us to the DOC in  connection  with the DOC  anti-dumping  proceeding regarding pasta imported from Italy through our Italian subsidiary, Pasta Lensi,
S.r.l., the DOC has initiated a change  circumstances  review of Pasta Lensi and has  reinstated  Pasta Lensi in the existing  antidumping  order at a 45.6% cash deposit rate. The preliminary  determination applies, on a prospective basis, to all imports of subject products from and after February 22, 2008. A cash deposit rate of 45.6% would have a  significant  adverse  impact to our working  capital position. We have appealed this determination.  At the time of our disclosure to the DOC, we also provided this  information  to the DOJ. Our  disclosure of such information  could  result in  additional  actions  by the DOC and/or DOJ taking action that could have a material adverse effect on us.  Additional  information is  provided  in this  Annual  Report on Form  10-K  under  the  heading  "Legal
Proceedings - Department of Commerce matter."

Under  environmental laws, we are exposed to liability primarily as an owner and operator of real property,  and as such, we may be responsible  for the clean-up
or  other  remediation  of  contaminated   property.   Environmental   laws  and
regulations  can  change  rapidly  and we may become  subject to more  stringent environmental  laws and  regulations  in the  future  that may be  retroactively
applied  to  earlier  events.  In  addition,   compliance  with  more  stringent
environmental   laws  and   regulations   could  involve   significant   capital
investments.  Additional  information  is provided in this Annual Report on Form
10-K  under the  heading  "Business  -  Governmental  Regulation;  Environmental
Matters."

The suspension  and delisting of our common stock from the NYSE could  adversely affect the value and liquidity of our common stock.

As a result of the delay in filing this Annual Report on Form 10-K and other SEC periodic and annual  reports,  our common stock has been delisted from the NYSE.
We  currently  are  quoted  under the symbol  ("AITP")  on the Pink

Sheets, an electronic quotation service for securities traded  over-the-counter.
As a result,  there may be  significantly  less  liquidity in the market for our common stock. In addition,  our ability to raise  additional  necessary  capital through equity  financing,  and attract and retain  personnel by means of equity compensation,  may be  impaired.  Furthermore,  we may  experience  decreases in
institutional  and  other  investor  demand,  analyst  coverage,   market-making
activity and information  available  concerning  trading prices and volume,  and fewer broker-dealers may be willing to execute trades with respect to our common stock.  The delisting may also decrease the  attractiveness  of our common stock and cause the trading volume of our common stock to decline,  which could result in a decline in the market price of our common stock.

We  intend  to seek to be  re-listed  on a  securities  exchange  when we become current in our SEC reporting.  There can be no assurance whether we will satisfy the  standards  for listing on an exchange or that an exchange  will approve our listing.  Nor can there be any  assurance at this time when a  re-listing  would occur.  Continuing to be quoted only on Pink Sheets could  adversely  affect the trading market - and potentially the market price - of our common stock.

Our ability to pay dividends to shareholders is restricted by factors  including contractual provisions and our financial performance.

We have not paid dividends since June 2005 and do not expect to pay dividends in the  foreseeable  future.  We anticipate that future free cash flow will be used principally to fund interest expense and repayment of debt. Payment of dividends is restricted by provisions in our credit facility.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Production  Facilities:  As of  September  30, 2005,  we owned pasta  production plants  located  in  Excelsior  Springs,  Missouri,  Columbia,  South  Carolina,
Kenosha,  Wisconsin,  Tolleson,  Arizona,  and Verolanuova,  Italy. The Kenosha,
Wisconsin  facility was permanently closed in April 2006 and sold in August 2006 with two  production  lines from the facility  being moved to our South Carolina plant. Our U.S.  facilities are strategically  located to support North American distribution  of our products and benefit from the rail and  interstate  highway infrastructure  near each  facility.  As of September 30, 2005,  our  facilities
(excluding  our Kenosha  facility) had combined  annual  production  capacity of approximately 940 million pounds of pasta. In addition, we occasionally purchase pasta products from other manufactures for resale.

Distribution  Centers:  We own the distribution  centers adjoining our Missouri,
South Carolina,  and Arizona plants.  In addition,  as of September 30, 2005, we leased space in public warehouses located in Kansas, Missouri and Arizona.

The  warehousing  operations  at each of our  distribution  centers in Missouri,
South  Carolina  and Arizona,  including  our leased  facility in Missouri,  are outsourced  under  a  long-term  agreement  with  Ozburn-Hessey  Logistics,  LLC
("OHL").  OHL  specializes in warehouse and logistics  management  services.  In addition,  OHL provides  traffic and freight  management  services to us under a long term  contract,  thereby  effectively  providing  for the  shipment  of all finished products from our facilities.

Our credit  facility,  executed on March 13, 2006 and last amended  December 27,
2007,  and our prior  credit  facility,  granted a  collateral  interest  to our lenders in substantially all of our tangible and intangible domestic assets.

ITEM 3.  LEGAL PROCEEDINGS

Federal Securities, Shareholder Derivative Litigation

Since August, 2005, a number of substantially similar class action lawsuits have been filed and  consolidated  into a single action in the United States District
Court for the Western  District of Missouri styled In re American  Italian Pasta
Company  Securities  Litigation  (Case No.  05-CV-0725-W-ODS).  The consolidated amended  complaint names us as a defendant and certain of our former and current officers and directors,  and our independent  registered public accounting firm,
Ernst & Young  LLP.  It  generally  alleges  that  the  defendants  made  public statements concerning

our  financial  results  that were false and  misleading.  The  plaintiffs  seek unspecified  monetary  damages for alleged  violations  of Section  10(b) of the
Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder,  and alleged violations  of  Section  20(a)  of the  Securities  Exchange  Act of  1934.  The
consolidated  amended complaint also asserted purported  shareholder  derivative claims  against  various of our current and former  officers and  directors  for breaches of their fiduciary duties and unjust enrichment, against certain of our former  officers for  violation of the  Sarbanes-Oxley  Act, and against Ernst &
Young LLP for professional  negligence,  accounting malpractice,  and aiding and abetting breaches of fiduciary duty. These allegations  generally related to our accounting  practices  and  financial  reporting,  as well as  claimed  improper insider  trading  and the  claimed  improper  award of bonuses to certain of our officers and directors.  The court subsequently dismissed the derivative claims.
The case has been certified as a class action on behalf of all purchasers of our common  stock on or after  January  23,  2002,  and who held shares on August 9,
2005.

By a stipulation of settlement with us and our named former and current officers and directors  ("settling  defendants"),  executed on October 26, 2007 and filed with the Court on October 29,  2007,  lead counsel for  plaintiffs  and settling defendants  agreed to settle the consolidated  action. On February 12, 2008, the
Court gave final  approval  to the  settlement.  The  settlement  of the federal securities class action lawsuit was for $25 million, comprised of $11 million in cash,  to be provided  by our  insurers,  and $14 million in our common  shares.
Under the terms of the  settlement,  on March 27, 2008,  class counsel  received
527,903 common shares in satisfaction of the Court approved fee award. The class will receive approximately  930,000 common shares,  subject to adjustment upward or downward, based upon the Company's stock price as provided in the stipulation of settlement.  The settlement was recorded in the fourth quarter of fiscal year
2005.

In November 2005, a shareholder derivative action styled Haag v. Webster, et al.
(Case  No.  05-CV-33137)  was  filed in the  Circuit  Court of  Jackson  County,
Missouri.  The petition names as defendants  certain of our former  officers and directors and our independent  registered  public accounting firm, Ernst & Young
LLP.  We are  named  as a  nominal  defendant.  The  petition  alleges  that the defendants  are liable to us for  breaches  of  fiduciary  duties and aiding and abetting such breaches, corporate waste, gross mismanagement, unjust enrichment, and  abuse  of  control  based  upon  our  accounting  practices  and  financial reporting; that certain former and current officers and directors are liable for breaches  of  fiduciary  duties for  insider  selling  and  misappropriation  of information;  and that Ernst & Young is liable for  professional  negligence and accounting  malpractice,  aiding and abetting  breaches of fiduciary  duty,  and breach  of  contract.  The  petition  seeks  equitable  relief  and  unspecified compensatory and punitive damages. The proposed settlement requires the adoption of certain  governance  reforms by the Company  and  payment of $1.5  million in attorney's  fees and costs to counsel for the  plaintiff,  which payment will be made under our insurance policies.

On  September  6, 2006,  an action  styled  Chaiet v.  Allen,  et al.  (Case No.
06-744-CV-W-DW)  was filed in the United States  District  Court for the Western
District of Missouri. The complaint asserts claims against certain of our former and current  officers  and  directors  for  breaches of their  fiduciary  duties relating to our  accounting  practices and financial  reporting.  Plaintiff also asserts claims on behalf of a putative  class against our current  directors for failing  to  schedule  or hold an annual  meeting  for  2006.  We are named as a nominal  defendant.  The complaint  seeks  unspecified  monetary  damages on our behalf and an order  requiring that an annual meeting be scheduled and held. The defendants have moved to dismiss this lawsuit as well. On February 12, 2007, the court stayed all future proceedings in the matter until forty-five days after we issue restated  financial  results,  and required us to provide  monthly reports regarding the status of its restatement  process.  On March 13, 2008, we reached an agreement, in principle,  subject to court approval, to settle this action on a consolidated basis with the Haag action.

On March 7, 2007, a suit styled Zaleon v.  American  Italian Pasta Company (C.A.
No. 2775-N) was filed in the Delaware Chancery Court against us alleging that no annual  meeting of  shareholders  had been held  since  February  7,  2005,  and requesting  that we be compelled to convene an annual  meeting.  Proceedings  in that matter are currently stayed by agreement of the parties. The agreement,  in principle, to settle the other two derivative actions will resolve this action.

SEC and DOJ Investigations

Since July 2005, we have been in communication with the staff of the Enforcement
Division  of the  SEC  about  the  matters  under  investigation  by  our  Audit
Committee. In late July 2005, the SEC staff issued a voluntary request to us for a wide range of  documents  relating  to,  among other  things,  our  accounting practices,  financial reporting and

other  public  disclosures,   2004  restructuring   program,   internal  control
weaknesses  identified in our prior SEC filings,  and  compensation and benefits information  for certain  persons  employed by or associated  with us during the time period under investigation by the Audit Committee.

On January 31,  2006,  as part of a formal,  non-public  investigation,  the SEC staff  issued a subpoena to us,  expressly  incorporating  its earlier  document requests and requesting additional documents and information  concerning,  among other things, actual or potential errors in our financial statements,  budgeting process,  communications  with investors,  and  compensation  for and securities transactions  by certain  persons  employed by or associated  with us during the time period under investigation by the Audit Committee. Since that time, the SEC staff has issued  additional  subpoenas  to us,  seeking  additional  documents, testimony,  and  information  relating to the same or similar  subject  matters.
Representatives  of the DOJ have  been  coordinating  with the SEC staff in this investigation.

We are cooperating with these  investigations  and have provided  information to the SEC staff and the DOJ in response to the  subpoenas  and  requests.  We have had, and continue to have,  discussions  with the SEC staff, and separately with the DOJ, regarding the conclusion of their investigation activities and of their respective  views of  appropriate  bases on which to reach  mutually  acceptable settlements.  Such settlements could result in a Deferred Prosecution Agreement, which could include the assignment of a corporate monitor, continued cooperation with any ongoing  investigations  and/or a monetary  fine.  Due to the status of ongoing  discussions  with the DOJ and SEC staff,  the Company cannot estimate a range of possible loss that could result from a monetary fine, if any. There can be no assurance that any settlement  would not have a material adverse effect on our business,  financial condition, results of operations or cash flows. We have been cooperating with these investigations.

Department of Commerce Matter

In 1996, an investigation by the International  Trade  Administration of the DOC
revealed  that  Italian  and Turkish  producers  were  engaging in unfair  trade practices  by  selling  pasta at less than fair  value in the U.S.  markets  and benefiting from subsidies from their respective  governments.  The International
Trade Commission ("ITC") subsequently determined that the unfair trade practices caused or would cause material injury to U.S.  manufacturers.  As a result,  the
ITC imposed  anti-dumping  duties under the AD Order and  countervailing  duties
(the "CV Order") on certain imported pasta from Italy and Turkey  (collectively, the "AD/CV Orders").  In 2001, the AD/CV Orders were extended five years through
2006.  In  September  2007,  the ITC  extended the AD/CV Orders for another five years through 2011. Under the AD/CV Orders, U.S. importers of certain pasta from
Italian and Turkish  producers  are  assessed  anti-dumping  and  countervailing duties at rates  determined by the DOC for the relevant foreign  producer.  Each foreign producer may undergo an annual administrative review which may result in an increase or decrease of the producer's rate.

During its  ongoing  analysis of  financial  matters,  we reviewed  transactions reported  to the DOC for the period  July 1, 2002  through  June 30, 2003 in the antidumping  proceeding on pasta imported from Italy. Based on the data reported by us and our Italian  subsidiary,  Pasta Lensi,  S.r.l., the DOC revoked the AD
Order with respect to Pasta Lensi. During our investigation, information came to our  attention  that certain  data  reported to the DOC was  incorrect  and as a result,  Pasta Lensi may not have been eligible for  revocation of the AD Order.
We  disclosed  the  issue  to the  DOC  and  simultaneously,  we  provided  this information to the DOJ, which requested further information on this matter. As a result of our disclosure to the DOC, it published notice on February 22, 2008 in the Federal  Register of its preliminary  determination to reinstate Pasta Lensi in the existing  antidumping  duty order at a cash  deposit  rate of 45.6%.  The preliminary  determination  applies,  on a prospective  basis, to all imports of subject  products from and after February 22, 2008. A cash deposit rate of 45.6%
would have a significant adverse impact to our working capital position. We have appealed this determination.  We have substantially mitigated the impact of this order by changing our  ingredient to organic  semolina in March,  2008,  thereby manufacturing  products  for  import  into the U.S.  that  are  exempt  from the antidumping duty order.  Based on our review,  we do not believe this order will have a material effect on our financial condition.

Arbitration

Until the April 2006 shutdown of our Kenosha,  Wisconsin facility,  we purchased semolina for that plant from Horizon Milling, LLC (a joint venture between Cenex
Harvest States and Cargill) under the terms of a long-term supply agreement.  In
August of 2006, we advised Horizon  Milling,  LLC ("Horizon")  that the economic and  business  circumstances  had  changed  since  commencement  of  the  supply agreement,  that we were invoking the

material adverse effect  provisions of the supply agreement and that we had sold the facility.  Horizon has made demand for a purchase deficiency of $0.5 million from the  contract  year  ending  September  30,  2006 and has  notified us that
Horizon believes additional  purchase  deficiencies of $2.1 million will be owed through  September  2009, and has filed a claim in  arbitration.  An arbitration hearing  was held on  November  13 and 14,  2007.  On  December  21,  2007,  the
arbitrator  ruled in favor of Horizon  Milling,  LLC.  Under the ruling,  we are obligated  to  satisfy  our  minimum  purchase  requirements  for  the  purchase deficiencies  for fiscal year 2006 and 2007  totaling  $1.2 million and purchase deficiencies  for fiscal 2008 and 2009 totaling $1.4 million,  which will be due at the conclusion of the  respective  fiscal years.  As a result,  we recorded a
$2.6 million  liability in fiscal year 2006 related to the  cancellation  of the supply agreement when we permanently shutdown our Kenosha facility.

From time to time and in the ordinary course of our business, we are the subject of  government  investigations  or  audits  and  named as a  defendant  in legal proceedings  related to various other issues,  including  worker's  compensation claims, tort claims and contractual disputes.

The matters described above are ongoing and their ultimate resolution may impact our financial results for the period in which they are resolved,  and may have a material adverse effect upon our business or consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of our stockholders  during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Convertible  Common  Stock,  par value $0.001 per share (the "common stock")  traded on the NYSE under the symbol  "PLB" until the opening of trading on December 20, 2006, at which time the NYSE suspended  trading in shares of our common stock due to our inability to file with the SEC by December 31, 2006 this
Annual Report on Form 10-K.  Effective on the opening of trading on December 20,
2006,  our  common  stock  was  eligible  to be quoted  on the Pink  Sheets,  an electronic quotation service for securities traded  over-the-counter,  under the symbol  "AITP" or  "AITP.PK."  On April 23, 2007,  our common stock was delisted from the NYSE.

The range of the high and low prices  per share of the  common  stock for fiscal year 2005 and 2004 was as follows:

                                  Year Ended                 Year Ended
                              September 30, 2005           October 1, 2004

                               High          Low         High          Low
     First Quarter            $27.75       $19.01       $42.85        $36.80
     Second Quarter           $28.16       $20.95       $41.65        $37.05
     Third Quarter            $29.85       $20.44       $38.81        $28.01
     Fourth Quarter           $21.86       $10.66       $31.01        $25.70

Holders

As of June 2, 2008 there were 267 shareholders of record of our common stock. No shares of our Class B Convertible  Common Stock, par value $0.001 per share (the
"Class B common  stock") are  outstanding  on the date of this Annual  Report on
Form 10-K.

Dividends

We  declared  and paid  dividends  on our  common  stock in the  amount of $10.3 million  during fiscal year 2005 (paid in November  2004,  March 2005,  and June
2005) and $6.8  million  during  fiscal  year 2004  (paid in April 2004 and July
2004). We have not declared or paid dividends since June 2005.

For the foreseeable  future,  we intend to use our earnings to provide funds for the operation of our business and for the repayment of indebtedness.  Our credit facility that was in effect at September 30, 2005 contained  certain  provisions that limited the amount we could pay in dividends.  Our current credit  facility
(executed on March 13, 2006 and last amended on December 27, 2007) also contains limitations  on the payment of  dividends.  We do not expect to pay dividends in the foreseeable  future. We had no restricted retained earnings at September 30,
2005.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional  information on our equity  compensation plans is available under the heading "Security Ownership of Certain Beneficial Owners and Management" in this
Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On September 28, 2005, we entered into a letter agreement,  as amended, with A&M
pursuant  to  which  A&M  agreed  to  provide  management   services  to  us  in
consideration  of, among other things,  warrants (with  customary  anti-dilution provisions) to purchase  472,671 shares of our common stock at an exercise price equal to $5.67 per share.  The warrants have vested and will expire on September
28, 2010.  The warrants were issued by us in reliance  upon the  exemption  from registration  provided  by  Section  4(2)  of  the  Securities  Act.  Additional
information  regarding  the  letter  agreement  with A&M is  included  under the
heading  "Certain   Relationships   and  Related   Transactions,   and  Director
Independence" in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

In the third and fourth  quarters of fiscal year 2005,  we  repurchased  706 and
5,206 shares,  respectively,  in connection  with the  withholding of taxes upon vesting of restricted stock.

        Third Quarter                  Total Number of       Average Price
        Fiscal Year 2005              Shares Purchased      Paid Per Share
        ----------------              ----------------      --------------
        April 2 - May 30                      589               $   23.00
        June 2 - June 8                       117               $   22.90
        June 9 - July 1                         -                       -
                                          -------               ---------

                                              706               $   22.98
                                          =======               =========

        Fourth Quarter                 Total Number of       Average Price
        Fiscal Year 2005              Shares Purchased      Paid Per Share
        ----------------              ----------------      --------------
        July 2 - August 4                      4,063           $    21.76
        August 5 - August 20                      29           $    11.08
        August 21 - August 25                    334           $    11.26
        August 26 - August 27                    780           $    11.21
        August 28 - September 30                   -                    -
                                             -------            ---------
                                               5,206           $    19.45
                                             =======           ==========

On October 4, 2002 the Company's Board of Directors authorized up to $20 million to implement a common stock  repurchase  plan. There were no purchases under the plan in fiscal third and fourth quarters.  There is $7.9 million available under the Common Stock repurchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

In the  summer of 2005,  management  undertook  an  assessment  of its  internal control  environment  and  concluded  that  the  value  of  certain  assets  and liabilities  as  reflected  on our  historical  financial  statements  should be adjusted,  which adjustments would negatively impact our previously reported net income for certain periods.  As a result of these findings and other information provided by employees, our Audit Committee engaged independent counsel to assist in  conducting  an internal  investigation.  On August 9, 2005, we announced our decision  to delay the  release of our  financial  results and the filing of our
Form  10-Q  for  the  third  fiscal  quarter  of  2005.  Further,  we  announced preliminary  adjustments to pre-tax income of $60.7 million related primarily to impairment of long-lived intangible assets, previously unrecorded disposition of
fixed  assets,  inventory  adjustments,   promotional  allowances  and  customer
deduction receivables.  Additionally,  we disclosed that certain potential other adjustments  related to previous errors in 2000 through 2004, among other items, were being  considered.  We also announced the pendency of the ongoing  internal investigation,  and the fact that the  currently  known  adjustments  were being assessed  as to  whether  they were a result of changes  in  estimates  or prior errors requiring restatement.

On  October  27,  2005,  we  announced  that  our   previously   issued  audited
consolidated  financial  statements  for fiscal  years  2002,  2003 and 2004 and unaudited consolidated financial statements for the first two fiscal quarters of fiscal year 2005 should be restated to correct certain errors contained  therein and, accordingly,  that such consolidated  financial statements should no longer be relied upon.

On June 9, 2006, we announced that our previously issued consolidated  financial statements for fiscal years 2000 and 2001 should be restated to correct  certain errors contained therein,  and,  accordingly,  that such consolidated  financial statements  should  no  longer  be  relied  upon.  Further,  we  announced  that adjustments could result in cumulative charges to pre-tax income in the range of
$53 to $65 million, in addition to previously disclosed asset impairment charges for  certain  inventories  and  long-lived  assets  totaling  approximately  $76 million.

As a result of the  foregoing and upon the  completion of the Audit  Committee's investigation  and our  determination  to correct  errors,  we have restated our consolidated financial statements included in this Annual Report on Form 10K for fiscal years 2001 through 2004. The  Restatement,  which is more fully described in Item 7 -  Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations  and in Item 8 - Financial  Statements  and  Supplementary
Data, Note 3, corrects  errors made in the application of accounting  principles generally accepted in the United States ("GAAP"),  including errors with respect to accounting  for revenues;  accounting  for inventory  costs;  accounting  for promotional  allowances and customer deduction  receivables;  operating start-up costs  recorded  as plant and  equipment;  accounting  for  property,  plant and
equipment;  accounting  for  brand  acquisitions;   accounting  for  stock-based
compensation;  accounting  for  deferred  expenses,  accruals  and other  items;
accounting  for hedges;  and accounting  for foreign  currency gain (loss).  The restated financial  statements also include a voluntary change in the accounting for certain  warehousing  costs from a  capitalized  inventory  cost to a period cost.

The following  selected  statement of operations data for the fiscal years ended
September  30,  2005,  October 1, 2004 and  October 3,  2003,  and the  selected balance sheet data as of September 30, 2005 and October 1, 2004 are derived from our Consolidated  Financial  Statements  including the Notes thereto.  This data should  be read in  conjunction  with  the  Consolidated  Financial  Statements, related notes, and other financial  information  included herein.  The following selected  statement of operations  data for the fiscal years ended September 27,
2002 and September 28, 2001,  and the selected  balance sheet data as of October
3, 2003,  September 27, 2002, and September 28, 2001, have been derived from our financial statements (as restated) not included herein.

Except for items  indicated as being  presented "as  previously  reported,"  all financial  data for fiscal year 2004 and prior  periods  included in this Annual
Report on Form  10-K  have been  adjusted  as  necessary  to give  effect to the
Restatement.

                                                                          FISCAL YEAR ENDED (1)
                                                ------------------------------------------------------------------------------
                                                Sept. 30, 2005  Oct. 1, 2004  Oct. 3, 2003  Sept. 27, 2002  Sept. 28, 2001
                                                               (restated)    (restated)    (restated)       (restated)

                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues(2)                                     $    364,159    $   392,702     $  399,367      $    343,887     $    285,248
Cost of goods sold                                   300,151        320,851        304,228           254,474          211,867
                                                ------------    -----------     ----------      ------------     -------------

Gross profit                                          64,008         71,851         95,139            89,413           73,381
Selling and marketing expense                         20,342         27,155         21,649            19,945           14,042
General and administrative expense                    23,198         21,277         17,517            17,626           15,998
Litigation settlement (3)                             14,000              -              -                 -                -
Impairment charges to brands and trademarks           88,550            132              -                 -                -
Losses related to long-lived assets (4)                9,759          1,099             41               989              926
Provision for (recovery from) restructuring
      program (5)                                      (554)          2,868              -                 -                -
Acquisition and plant start-up expenses(6)                 -            240          4,047                28            5,537
                                                ------------    -----------     ----------      ------------     -------------
Operating profit (loss)                             (91,287)         19,080         51,885            50,825           36,878
Interest expense, net                                 16,234         10,990         12,937            12,944            9,986
Other (income) expense (7)                          (3,544)          2,518          6,871             2,666            4,074
                                                ------------    -----------     ----------      ------------     -------------
Income (loss) before income taxes                  (103,977)          5,572         32,077            35,215           22,818
Income tax provision (benefit)                       (3,730)          1,513         11,357            12,958            9,077
                                                ------------    -----------     ----------      ------------     -------------
Net income (loss) (8)                            $ (100,247)    $     4,059     $   20,720      $     22,257     $     13,741
                                                 ===========    ===========     ==========      ============     =============

Net income (loss) per common share (basic)       $    (5.49)    $      0.22     $     1.16      $      $1.24     $       0.79
                                                 ===========    ===========     ==========      ============     =============

Weighted-average common shares outstanding            18,247         18,043         17,833            17,879           17,404
                                                 ===========    ===========     ==========      ============     =============

Net income (loss) per common share
    (assuming dilution)                          $    (5.49)    $      0.22     $     1.12      $      $1.19     $       0.76
                                                 ===========    ===========     ==========      ============     =============

Weighted-average common shares outstanding
    (including dilutive securities)                   18,247         18,562         18,508            18,693           18,178
                                                 ===========    ===========     ==========      ============     =============
Cash dividend declared per common share          $    0.5625    $    0.3750     $        -      $          -     $          -
                                                 ===========    ===========     ==========      ============     =============

OTHER FINANCIAL DATA (AT END OF PERIOD):
Cash and temporary investments                   $   11,911     $     2,712     $    2,301       $     8,272     $      5,284
Working capital                                  $   58,971     $    56,106     $   67,476       $    65,906     $     46,918
Plant, property and equipment - net              $  360,740     $   384,327     $  387,211       $   365,764     $    317,422
Brand and trademarks                             $   88,750     $   178,736     $  177,258       $   115,321     $    113,765
Total assets                                     $  571,926     $   688,311     $  708,755       $   606,013     $    539,984
Long-term debt, less current maturities          $  276,006     $   286,795     $  300,778       $   258,193     $    236,783
Stockholders' equity                             $  186,026     $   293,112     $  290,693       $   260,935     $    223,071
Total debt/total capitalization                          60%             50%            51%               50%              52%

Depreciation and amortization expense (9)        $   25,132     $    24,956     $   22,868       $    19,606     $     16,783
Amortization of deferred debt issuance cost (10) $    2,051     $     1,026     $      838       $       600     $        339

-------------------------------------------

(1) The  reconciliation of previously  reported amounts and restated amounts for fiscal years 2001 and 2002 is contained in Item 6 - Selected  Financial Data and for fiscal years 2003 and 2004 is contained in Item 7 - Management's  Discussion and Analysis of Financial  Condition and Results of  Operations  and in Item 8 -
Financial   Statements  and  Supplementary  Data  -  Note  3  to  the  Company's
Consolidated Financial Statements.  The restatement and the change in accounting discussed  in Note 8 below  includes  a  reduction  of  $11.3  million  and $0.3 million,  respectively to beginning retained earnings at September 30, 2000, the first day of fiscal year 2001.

(2) On October 28, 2000, the U.S.  Government enacted the "Continued Dumping and
Subsidy  Offset Act of 2000"  which  provides  that  assessed  anti-dumping  and subsidy  duties  liquidated by the  Department of Commerce after October 1, 2000 will be distributed to affected  domestic  producers.  Accordingly,  revenues in fiscal  years 2002,  2003,  2004 and 2005  include  payments  received  from the
Department of Commerce of $7.6 million,  $2.3  million,  $1.5 million,  and $1.0 million,  respectively,  as our calculated share, based on tariffs liquidated by the  government  during  these  periods on Italian and Turkish  imported  pasta.
Effective   October  1,  2007,   the  CDSOA  was  repealed,   resulting  in  the
discontinuation  of future  distributions  to affected  domestic  producers  for duties assessed after such date.

(3) Litigation  settlement  relates to our settlement of the federal  securities class  action  lawsuit.  The  settlement  is for $25  million,  comprised of $11 million in cash, to be provided by our  insurers,  and $14 million in our common shares.  The  number  of shares  issued in  connection  with the  settlement  is contingent  upon  the  stock  price at the date  the  court  enters  an order of distribution  of the common  shares.  The  settlement was recorded in the fourth quarter of fiscal year 2005.

 (4) Losses related to long-lived assets include certain pasta manufacturing and packaging equipment that were disposed and excess equipment written down to fair market value.

 (5)  Provision  for  (recovery  from)  restructuring  expense  relates  to  our
Restructuring  and  Rightsizing  program and  includes  employee  severance  and
termination   benefits,   lease  costs,   supply   agreement   costs  and  other
miscellaneous  costs,  discussed  in  Item  1 and in  Note  5 to  the  Company's
Consolidated  Financial Statements,  included in Item 8. In fiscal year 2005, we recognized  $0.6  million  benefit  related  to  the  reversal  of a  previously established  restructuring  reserve due to the early reactivation of the Kenosha plant  which was not  contemplated  at the time the  restructuring  reserve  was established.

(6) Includes post  acquisition  and initial  incremental  operating  expenses in fiscal year 2001 associated with the Mueller's brand  acquisition ($1.8 million)
and the acquisition of the seven brands from Borden Foods ($3.7 million), and in
fiscal  year  2003,   incremental  costs  associated  with  brand   acquisitions
(primarily  Golden Grain) of $2.7 million,  international  acquisitions  of $0.5 million and initial  operating  expenses  related to our new Arizona facility of
$0.8 million, for a total of $4.0 million.

(7) Primarily  reflects  foreign  currency  transaction  gains/losses on certain forward exchange contracts and euro-denominated debt.

(8)  The  change  in  accounting   for  certain   warehousing   costs  has  been
retrospectively  reflected for all fiscal years in the financial  data presented as discussed in Item 8 - Financial Statements and Supplementary Data - Note 4 to
the Company's Consolidated Financial Statements. The effect of the change was to increase (decrease) net income by $(0.1) million, $0.8 million,  $(0.7) million,
$(0.3) million and $(0.3) million for fiscal years 2005,  2004,  2003,  2002 and
2001, respectively.

(9) Reflects aggregate  depreciation and amortization  expense of property plant and  equipment and other  amortizable  assets  excluding  deferred debt issuance costs (see note 10 below).  Depreciation  and  amortization  is reflected in our
Statement of  Operations  under the captions  cost of goods sold and general and administrative expense.

(10) Reflects  amortization of deferred debt issuance costs,  which are shown in our Statement of Operations under the caption interest expense.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the fiscal year ended September 28, 2001
                    (in thousands, except per share amounts)

                                                             As
                                                         Previously          Restatement       Change in
                                                          Reported           Adjustments      Accounting          As Restated
                                                          --------           -----------      ----------          -----------

Revenues                                                  $   310,789        $  (25,541)      $        -          $   285,248
Cost of goods sold                                            213,086            (1,671)             452              211,867
                                                          -----------        -----------      ----------          -----------
Gross profit                                                   97,703           (23,870)           (452)               73,381

Selling and marketing expense                                  30,844           (16,802)               -               14,042
General and administrative expense                             10,278              5,720               -               15,998
Losses related to long-lived assets                                 -                926               -                  926
Acquisition and plant start up                                  5,537                  -               -                5,537
                                                          -----------        -----------      ----------          -----------
Operating profit (loss)                                        51,044           (13,714)           (452)               36,878
Interest expense, net                                           8,491              1,495               -                9,986
Other (income) expense                                          2,356              1,718               -                4,074
                                                          -----------        -----------      ----------          -----------
Income (loss) before income taxes                              40,197           (16,927)           (452)               22,818
Income tax provision (benefit)                                 13,867            (4,622)           (168)                9,077
                                                          -----------        -----------      ----------          -----------
Net income (loss)                                         $    26,330        $  (12,305)      $    (284)          $    13,741
                                                          ===========        ===========      ==========          ===========

Net income (loss) per common share (basic)                $      1.51        $    (0.70)      $   (0.02)          $      0.79

Weighted-average common shares outstanding                     17,404                                                  17,404
                                                          ===========                                             ===========

Net income (loss) per common share (assuming
dilution)                                                 $      1.45        $    (0.67)      $   (0.02)          $      0.76

 Weighted-average common shares outstanding
(including dilutive securities)                                18,186                                                  18,178
                                                          ===========                                             ===========

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the fiscal year ended September 27, 2002
                    (in thousands, except per share amounts)
                                                           As
                                                       Previously         Restatement       Change in
                                                        Reported          Adjustments       Accounting        As Restated
                                                        --------          -----------       ----------        -----------

Revenues                                              $   380,799         $  (36,912)       $        -        $   343,887
Cost of goods sold                                        249,000               4,946              528            254,474
                                                      -----------         -----------       ----------        -----------
Gross profit                                              131,799            (41,858)            (528)             89,413

Selling and marketing expense                              48,013            (28,068)                -             19,945
General and administrative expense                         11,201               6,425                -             17,626
Losses related to long-lived assets                             -                 989                -                989
Acquisition and plant start-up expenses                         -                  28                -                 28
                                                      -----------         -----------       ----------        -----------
Operating profit (loss)                                    72,585            (21,232)            (528)             50,825
Interest expense, net                                       9,915               3,029                -             12,944
Other (income) expense                                          -               2,666                -              2,666
                                                      -----------         -----------       ----------        -----------
Income (loss) before income taxes                          62,670            (26,927)            (528)             35,215
Income tax provision (benefit)                             21,371             (8,217)            (196)             12,958
                                                      -----------         -----------       ----------        -----------
Net income (loss)                                     $    41,299         $  (18,710)       $    (332)        $    22,257
                                                      ===========         ===========       ==========        ===========

Net income (loss) per common share (basic)            $      2.31         $    (1.05)       $    (.02)        $      1.24

Weighted-average common shares outstanding                 17,879                                                  17,879
                                                      ===========                                             ===========

Net income (loss) per common share (assuming
dilution)                                             $      2.21         $    (1.00)       $    (.02)        $      1.19

 Weighted-average common shares outstanding
(including dilutive securities)                            18,695                                                  18,693
                                                      ===========                                             ===========

OTHER FINANCIAL DATA (2003):
                                                         As
                                                     Previously      Restatement       Change in
                                                      Reported       Adjustments       Accounting      As Restated
                                                      --------       -----------       ----------      -----------

Cash and temporary investments                       $   6,465       $   (4,164)       $        -      $     2,301
Working capital                                      $  87,536       $  (18,494)       $  (1,566)      $    67,476
Plant, property and equipment - net                  $ 424,120       $  (36,909)       $        -      $   387,211
Brand and trademarks                                 $ 186,147       $   (8,889)       $        -      $   177,258
Total assets                                         $ 770,495       $  (60,174)       $  (1,566)      $   708,755
Long-term debt, less current maturities              $ 300,778       $         -       $        -      $   300,778
Stockholders' equity                                 $ 343,505       $  (51,246)       $  (1,566)      $   290,693
Total debt/total capitalization                            47%                                                 51%

Depreciation and amortization expense                $  24,630       $   (1,762)       $        -      $    22,868
Amortization of deferred debt issuance costs         $     838       $         -       $        -      $       838

OTHER FINANCIAL DATA (2002):
                                                         As
                                                     Previously      Restatement       Change in
                                                      Reported       Adjustments       Accounting      As Restated
                                                      --------       -----------       ----------      -----------

Cash and temporary investments                        $  8,247       $        25       $        -      $     8,272
Working capital                                       $ 79,589       $  (12,798)       $    (885)      $    65,906
Plant, property and equipment - net                   $395,940       $  (30,176)       $        -      $   365,764
Brand and trademarks                                  $119,360       $   (4,039)       $        -      $   115,321
Total assets                                          $640,609       $  (33,711)       $    (885)      $   606,013
Long-term debt, less current maturities               $258,193       $         -       $        -      $   258,193
Stockholders' equity                                  $297,106       $  (35,286)       $    (885)      $   260,935
Total debt/total capitalization                            47%                                                 50%

Depreciation and amortization expense                 $ 20,791       $   (1,185)       $        -      $    19,606
Amortization of deferred debt issuance costs          $    600       $         -       $        -      $       600

OTHER FINANCIAL DATA (2001):
                                                         As
                                                     Previously      Restatement       Change in
                                                      Reported       Adjustments       Accounting      As Restated
                                                      --------       -----------       ----------      -----------

Cash and temporary investments                        $  5,284        $        -       $        -      $     5,284
Working capital                                       $ 53,781        $  (6,310)       $    (553)      $    46,918
Plant, property and equipment - net                   $339,162        $ (21,740)       $        -      $   317,422
Brand and trademarks                                  $116,707        $  (2,942)       $        -      $   113,765
Total assets                                          $560,143        $ (19,606)       $    (553)      $   539,984
Long-term debt, less current maturities               $236,783        $        -       $        -      $   236,783
Stockholders' equity                                  $245,192        $ (21,568)       $    (553)      $   223,071
Total debt/total capitalization                            49%                                                 52%

Depreciation and amortization expense                 $ 17,513        $    (730)       $        -       $   16,783
Amortization of deferred debt issuance costs          $    339        $        -       $        -       $      339

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The  following  discussion  and analysis of financial  condition  and results of operations  should be read in conjunction  with "Selected  Financial  Data," our consolidated  historical  financial statements and the notes to those statements that appear elsewhere in this report.  Our discussion  contains  forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives,  expectations and intentions.  Actual results and the timing of events could differ  materially  from those  anticipated  in these forward-looking  statements as a result of a number of factors,  including those set forth under "Note Concerning Forward Looking Information" and "Risk Factors"
elsewhere in this report.

The following table sets forth certain data from our Consolidated  Statements of
Operations,  expressed  as a  percentage  of  revenues,  for each of the periods presented.

                                                                                  FISCAL YEAR ENDED
                                                           -----------------------------------------------------------------
                                                            September 30, 2005     October 1, 2004       October 3, 2003
                                                            ------------------     ----------------      ---------------
                                                                                      (restated)            (restated)
   Revenues:
      Retail                                                           72.9%                71.1%                 72.2%
      Institutional                                                    27.1                 28.9                  27.8
                                                                    -------              -------               -------

   Total revenues                                                     100.0                100.0                 100.0
   Cost of goods sold                                                  82.4                 81.7                  76.2
                                                                    -------              -------               -------

   Gross profit                                                       17.6                 18.3                  23.8
   Selling and marketing expense                                       5.6                  6.9                   5.4
   General and administrative expense                                  6.4                  5.4                   4.4
   Litigation settlement                                               3.8                    -                     -
   Impairment charges to brands and trademarks                        24.3                  0.1                     -
   Losses related to long-lived assets                                 2.7                  0.3                     -
   Provision for (recovery from)  restructuring expense              (0.2)                  0.7                     -
   Acquisition and plant start-up expense                                -                  0.1                   1.0
                                                                    -------              -------               -------

   Operating profit (loss)                                          (25.0)                  4.8                  13.0
   Interest expense, net                                               4.5                  2.8                   3.2
   Other (income) expense                                            (1.0)                  0.6                   1.8
                                                                    -------              -------               -------
   Income (loss) before income taxes                                (28.5)                  1.4                   8.0
   Income tax provision (benefit)                                    (1.0)                  0.4                   2.8
                                                                    -------              -------               -------

   Net income (loss)                                                (27.5)%                 1.0%                  5.2%
                                                                    =======              =======               =======

Overview

We began operations in 1988. We believe we are the largest producer and marketer of dry pasta in North America. We believe our  vertically-integrated  facilities and highly efficient production  facilities focused primarily on specific market segments  and our highly  skilled  workforce  make us an  efficient  company and enable us to produce  high-quality  pasta at competitive  costs. We believe that the  combination  of our low cost  structure,  our product  strategy of offering branded, private label, imported and specialty products, our scalable production facilities and our key customer relationships create competitive advantages.  We generate  revenues in two customer  markets:  retail and  institutional.  Retail market revenues  include the sales of our pasta products to customers who resell the pasta in retail channels  (including  sales to grocery,  club, mass merchant and  discount  stores) and  encompasses  sales of our  branded,  private  label, imported and specialty products.  These revenues  represented 72.9% and 71.1% of our total  revenue for the years ended  September  30, 2005 and October 1, 2004, respectively.  Institutional market revenues

include  revenues  from  product  sales  to  customers  who use our  pasta as an ingredient  in food products or who resell our pasta in the  foodservice  (meals away from home)  market.  It also  includes  revenues  from sales to  government agencies and other  customers  that we pursue  periodically.  The  institutional market  represented  27.1% and 28.9% of our total  revenue  for the years  ended
September 30, 2005 and October 1, 2004, respectively.

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
Generally,  average  retail  sales  prices are higher than  institutional  sales prices. Selling prices of our branded products are higher than selling prices in our other business units,  including private label. Revenues are reported net of cash discounts,  product returns,  and promotional and slotting  allowances.  We have several  arrangements  with  institutional  customers  that provide for the
"pass-through" of direct material cost and certain other cost changes as pricing adjustments.  The  pass-throughs are generally limited to actual changes in cost and, as a result,  impact margins in periods of changing  costs and prices.  The pass-throughs are generally  effective 30 to 90 days following such cost changes and  thereby  reduce the  long-term  exposure  of our  operating  results to the volatility of raw material costs. These  pass-through  arrangements also require us to pass on the benefits of any price  decreases in raw  material  costs.  Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including  depreciation) and distribution costs. A significant portion of our cost of goods  sold is durum  wheat.  We  purchase  durum  wheat on the open market and,  consequently,  those purchases are subject to fluctuations in cost.
Since mid 2006,  durum prices have  increased  substantially  and we  anticipate these  costs to  remain  at or above  these  historically  high  levels  for the foreseeable  future.  We manage some of our durum wheat cost risk through  durum
wheat  cost  "pass-through"   arrangements  in  long-term  contracts  and  other
non-contractual  arrangements  with our customers as discussed above and advance purchase contracts for durum wheat which are generally a few months. For our non pass-through  customers,  we seek price increases to cover our costs. We seek to achieve low-cost  production through vertical  integration and investment in the most  current  pasta-making  assets  and  technologies.  The  manufacturing  and distribution  related  capital  assets  that  have been or will be  acquired  to support this strategy are  depreciated  over their  respective  economic  lives.
Depreciation expense is a component of inventory cost and cost of goods sold.

Audit  Committee  Investigation  and Restatement of the  Consolidated  Financial
Statements

In the  summer of 2005,  management  undertook  an  assessment  of its  internal control  environment  as part of its review to ensure  compliance  with Sarbanes
Oxley and  concluded  that certain  assets and  liabilities  as reflected on our historical  financial  statements  should be adjusted,  which  adjustments would materially impact our previously  reported net income for certain periods.  As a result of these findings and other information provided by employees,  the Audit
Committee  engaged  independent  counsel  to assist in  conducting  an  internal investigation.  On August 9, 2005,  we  announced  the  pendency  of the ongoing
internal   investigation,   financial  statement  adjustments  then  known,  the
possibility of additional  adjustments,  and the fact that the adjustments  were being assessed as to whether they were a result of changes in estimates or prior errors requiring restatement.

On October 27, 2005, we announced that  previously  issued audited  consolidated financial  statements  for the fiscal  years 2002,  2003 and 2004 and  unaudited consolidated financial statements for the first two quarters of fiscal year 2005 should be restated to correct certain errors contained therein and, accordingly, that such consolidated financial statements should no longer be relied upon.

On June 9, 2006,  we  announced  that  previously  issued  audited  consolidated financial  statements  for fiscal  years  2000 and 2001  should be  restated  to correct certain errors contained therein and, accordingly,  should not be relied upon.

The Audit  Committee  conducted its  investigation  from July 15, 2005,  through
August 31, 2007. That investigation included the collection, review and analysis of hundreds of thousands of documents.  In addition,  the investigation included interviews with 56 present and former  employees,  including senior  management, accounting personnel, and others. Although several former employees chose not to discuss historical  accounting  matters with the Audit Committee  investigators, the  investigation  received the  cooperation of all current  employees and most former employees.  The Audit Committee investigation pursued all matters that it had a basis to believe  required  examination (or which might reasonably lead to additional matters requiring examination) and which could have a

material  impact  on  the  fair  presentation  of  the  consolidated   financial
statements and selected financial data presented in this Form 10-K (fiscal years
2001  through  2005).   Those  issues  included   accounting  for  spare  parts,
capitalization  of expenses related to the  construction and operating  start-up costs of plants and equipment,  revenue  recognition,  promotional  expenses and other accrued  liabilities,  customer  agreements,  accounting  for  stock-based compensation,  hedge transactions,  foreign currency gains and losses,  deferred expenses, brand acquisitions and inventory,  among other issues reflected in the restated financials.

The  Audit  Committee's   investigation  identified  prior  financial  statement
inaccuracies  due  to  control  environment  weaknesses,  poor  record  keeping,
unsupported   journal  entries   recorded  to  the  general  ledger,   recording
transactions  without economic  substance,  incorrect  application of accounting principles,  and failure to adjust the accounts for required  amounts.  Based on its investigation,  the Audit Committee concluded that the financial  statements for fiscal  years  prior to 2005 and the first two  quarters of fiscal year 2005 contained errors.  Accordingly,  the Audit Committee recommended  adjustments to these  prior  financial  statements  and  certain  remedial  measures to address internal control environment weaknesses.

The following  summarizes  the impact of the  restatements  on our  Consolidated
Statement of Operations for the periods noted,  and for retained  earnings as of
September  28, 2002,  and should be read in  conjunction  with the  accompanying
consolidated   financial  statements  and  notes  thereto.  The  cumulative  net reduction in net income for the  Restatement  was $63.2  million as discussed in
Note 3 and the change in  accounting  was $0.8 million as discussed in Note 4 to the  consolidated  financial  statements  in Item 8 - Financial  Statements  and
Supplemental Data. The restatement includes $42.3 million reduction to beginning retained earnings at September 28, 2002, the first day of fiscal year 2003, $0.3 million increase in net income for fiscal year 2004, and $21.2 million reduction in net income  for fiscal  year 2003.  The change in  accounting  includes  $0.9 million  reduction to beginning  retained  earnings at September  28, 2002,  the first day of fiscal year 2003,  $0.8  million  increase in net income for fiscal year 2004,  and $0.7  million  reduction  in net  income  for fiscal  year 2003.
Diluted  net income  per share as  restated  and giving  effect to the change in accounting  increased by $0.06 and  decreased by $1.19 for fiscal years 2004 and
2003, respectively.  The impact of the Restatement decreased revenues for fiscal years  2004 and 2003 by $24.7  million  and  $39.5  million,  respectively,  and decreased  revenues  for the first and second  fiscal  quarters  of 2005 by $6.2 million and $6.4 million, respectively. A substantial portion of the adjustments to revenues relate to promotional  allowances previously recorded as selling and marketing expenses. In addition, after giving effect of both the Restatement and change in accounting,  total assets,  total liabilities and total  shareholders'
equity at October 1, 2004 were  decreased by $60.1  million,  $10.7  million and
$49.4 million, respectively:

                                                                    Fiscal Year Ended            Cumulative
                                                                    -----------------              Effect
                                                         October 1,  2004      October 3, 2003   Prior Years
                                                         ----------------      ---------------   -----------
                                                              (in thousands, except per share amounts)

Retained earnings as of September 28, 2002, as
    previously reported                                                                           $  121,862
                                                                                                  ----------

Net income, as previously reported                              $    2,989          $   42,633
                                                                ----------          ----------
Restatement adjustments increases (decreases) to income
related to:
   Accounting for revenues                                           2,410               (740)       (4,611)
   Accounting for inventory costs                                    5,786             (6,521)       (4,486)
   Accounting for promotional allowances                             2,055             (2,408)       (4,149)
   Operating costs recorded as plant and equipment (1)             (2,708)             (6,089)      (22,158)
   Accounting for property, plant and equipment (1)                (2,468)                 362       (7,261)
   Accounting for brand acquisitions                               (1,570)             (4,464)       (4,049)
   Accounting for stock-based compensation                         (3,557)               (882)       (5,585)
   Accounting for deferred expenses, accruals and other items          516             (1,253)       (3,648)
   Hedge accounting                                                  (686)             (8,316)       (4,198)
   Foreign currency gain (loss)                                        412               (179)         (885)
                                                               -----------          -----------   ----------
   Total restatement adjustments                              $        190          $ (30,490)    $ (61,030)
   Income tax provision (benefit)                                    (112)             (9,258)      (18,735)
                                                              ------------          -----------   ----------
   Impact of restatement items, net of taxes                  $        302          $ (21,232)    $ (42,295)
                                                               -----------          -----------    ---------
   Net income, after restatement adjustments,
         before change in accounting for inventory costs      $      3,291          $   21,401

Impact of change in accounting (2)                            $      1,222          $  (1,083)    $  (1,408)
   Income tax provision (benefit)                                      454               (402)         (523)
                                                              ------------          -----------   ----------
   Impact of change in accounting, net of tax                 $        768          $    (681)    $    (885)
                                                              ------------          -----------   ----------
   Net income, as restated and after change in accounting     $      4,059          $   20,720
                                                              ============          ===========

Retained earnings as of September 28, 2002,
         as restated, and after change in accounting                                              $  78,682
                                                                                                  =========

Net income per common share (basic):
         As previously reported                               $      0.17           $     2.39
         Impact of restatement items, net of taxes                   0.02                (1.19)
         Impact of change in accounting, net of taxes                0.04                (0.04)
                                                              -----------           -----------
         As restated, and after change in accounting          $      0.22           $      1.16
                                                              ===========           ===========
Net income per common share (assuming dilution):
         As previously reported                               $      0.16           $      2.31
         Impact of restatement items, net of taxes                   0.02                (1.15)
         Impact of change in accounting, net of taxes                0.04                (0.04)
                                                              -----------           -----------
         As restated, and after change in accounting          $      0.22           $      1.12
                                                              ===========           ===========
-------------------------------------------

     (1)  As is  noted  in the  discussion  that  follows  with  respect  to the
          captions   Operating   costs  recorded  as  plant  and  equipment  and
          Accounting  for  property,  plant and  equipment,  the  results of the investigation indicated that incorrect and unsupported journal entries were  recorded,  and that  adequate  records  of  property,  plant and equipment and spare parts activity were neither created nor maintained and that certain related  transactions and other  adjustments were not recorded.  Because of this,  the Company was required to determine the
          appropriate   entries  to  record  by  using  alternative  sources  of
          information, including the results of interviews of current and former employees,  production data, and other  information  corroborating the accounting  effects being recorded herein rather than information that

          would  normally  have  been  maintained  in  the  accounting   records
          contemporaneous  with the accounting events. These alternative sources of information are less precise than the  information  that accounting records would normally include to provide support for the recording of the related  transactions  and  activity.  As such,  the Company  made
          estimates   and   judgments  in  using  this  data  to  determine  the
          appropriate  account  balances.  The Company has concluded  that these alternative  procedures enable the preparation of financial statements that are in accordance with GAAP in all material respects.

     (2)  The Company  has  determined  to change its  accounting  to  recognize certain  warehousing  costs  as  period  expenses  rather  than  as  a capitalized cost of inventory as more fully discussed in Note 4 to the
          Consolidated  Financial  Statements  included in Item 8. The change in accounting is a voluntary change and not a correction of an error, and has been applied  retrospectively  to prior  years.  The effect of the change has been  included in the above table solely to  reconcile  net income as previously  reported to net income as restated (and adjusted for the change in accounting).

Accounting for revenues:

The  Company  determined  that it had  recorded  certain  revenues  prior to the completion of the earnings  process.  The principal areas of adjustment  include recognition  of  revenues  prior  to  shipment  of  products  to  customers  and recognition  of  revenues  upon  shipment  but  prior  to  transfer  of title to customers.  The Company also determined that revenue was incorrectly  recognized prior to being earned,  based on the provisions of contractual  agreements  with certain  customers,  generally  related  to future  price  increases,  estimated customer  returns  and  allowances  not  recorded  at the  date of sale  and for transactions not deemed to have economic  substance.  Adjustments were also made to correctly  classify  vendor  rebates as  reductions to cost of sales that had been previously  recorded as revenues.  Other  adjustments  pertain primarily to reclassification  of previously  reported  amounts from foreign  subsidiaries to conform with  classifications  of amounts presented in fiscal year 2005. As part of the Restatement  process,  the Company  determined  that certain  promotional allowances  historically  recorded as selling and marketing expenses should have been  reflected as reductions in revenues.  The following  table  summarizes the components of these restatement adjustments (in thousands):

                                                                      2004              2003     Prior Years
                                                                      ----              ----     -----------
                                                                                Increase (decrease)
       Revenues
       Shipping cut-off and title transfer                      $    5,940        $    (2,405)    $  (6,467)
       Contractual arrangements with customers                          99               (383)       (1,518)
       Returns and allowances                                        (176)                 293         (561)
       Transactions without economic substance                       (346)                   -             -
       Vendor rebates                                                    -               (750)             -
       Other                                                           748               (469)         (396)
       Promotional allowances                                     (30,917)            (35,763)             -
                                                                ----------        ------------    ----------
           Total change in revenues                              $(24,652)        $   (39,477)    $  (8,942)
                                                                ----------        ------------    ----------
       Cost of goods sold
       Shipping cut-off and title transfer                      $    3,491        $    (1,828)    $  (4,071)
       Returns and allowances                                         (88)                   -             -
       Vendor rebates                                                    -               (750)             -
       Other                                                           310               (410)         (158)
                                                                ----------        ------------    ----------
       Total changes in cost of goods sold                      $    3,713        $    (2,988)    $  (4,229)
                                                                ----------        ------------    ----------
       Selling and marketing expenses
       Transactions without economic substance                  $    (346)        $          -    $        -
       Other                                                           563                  28             -
       Promotional allowances                                     (30,917)            (35,763)             -
                                                                ----------        ------------    ----------
       Total change in selling and marketing expense            $ (30,700)        $   (35,735)    $        -
                                                                ----------        ------------    ----------

       Other expense line items                                 $     (75)        $       (14)    $    (102)
                                                                ----------        -------------   ----------

       Impact on income (loss) before taxes                     $    2,410        $      (740)    $  (4,611)
                                                                ==========        ============    ==========

The  reduction  in  revenues  related  to  the   classification  of  promotional
allowances and the  reclassification of previously reported amounts from foreign subsidiaries  have no impact on previously  reported net income,  and therefore, the above table summarizing the components of these restatement adjustments does not include amounts for years prior to fiscal year 2003.

Accounting for inventory costs:

As part of the Audit Committee  investigation,  the Company undertook a complete review of its policies and procedures related to accounting for inventory costs.
As a result,  the Company  determined that certain errors requiring  restatement were made, principally related to the incorrect inclusion of intercompany profit and  non-manufacturing  period costs in inventory,  errors in the calculation of carrying costs for foreign produced inventories,  understatement of reserves for unsaleable  low carb  inventory,  and errors in the  calculation  of capitalized manufacturing  variances,  some of which were previously considered  immaterial.
The effects of certain other  restatement  adjustments  affecting  inventoriable costs are also presented as a separate  adjustment to capitalized  manufacturing variances. The following table reflects the impact to income (loss) before taxes
(in thousands):

                                                                          2004            2003      Prior Years
                                                                          ----            ----      -----------
                                                                                  Increase (decrease)
              Elimination of period costs from inventory costs         $ 2,697        $  (2,138)    $   (1,411)
              Correction of capitalized manufacturing cost variances     3,021           (3,340)           (37)
              Provision for unsaleable low carb inventory               (1,146)                -              -
              Incorrect inclusion of intercompany profit in and
                  other errors in the carrying cost of foreign
                  produced finished goods held in the United States         803            (543)        (2,151)
              Adjustments to inventory cost resulting from other
                  restatement adjustments                                   411            (500)          (887)
                                                                     ----------       ----------    -----------
                                                                     $    5,786       $  (6,521)    $   (4,486)
                                                                     ==========       ==========    ===========

The above adjustments were recorded in the Consolidated Statements of Operations in the following line items (in thousands):

           Cost of goods sold                                 $   (9,184)       $      3,798     $      (4,742)
           General and administrative expenses                      3,398              2,723             9,228
                                                              -----------       -------------    --------------
         Net increase (decrease) in expenses                  $   (5,786)       $      6,521     $       4,486
                                                              ===========        ============     =============

Accounting for promotional allowances:

As  part  of  the  Audit   Committee   investigation,   the  Company   evaluated
contemporaneous  documentation  from prior years  indicating  that the Company's
allowances   for  customer   promotion  of  its  products  were  under  accrued.
Additionally,  promotional  allowances taken by customers as deductions  against accounts receivable in prior years were incorrectly reestablished as receivables even though  collection  was  improbable,  thereby  overstating  both  operating profits  and  receivables.  The  following  table  reflects  the impact of these adjustments to income (loss) before taxes (in thousands):

                                                                          2004            2003      Prior Years
                                                                          ----            ----      -----------
                                                                                  Increase (decrease)
         Correction to recognize trade promotion expense
                  in the proper periods                              $      740       $     839      $  (4,149)

         Correction to recognize customer deductions in
                  the proper periods                                      1,315          (3,247)             -
                                                                     ----------       ----------    -----------
                                                                     $    2,055       $  (2,408)     $  (4,149)
                                                                     ==========       ==========     ==========

The above adjustments were recorded in the Consolidated Statements of Operations in the following line items (in thousands):

         Selling and marketing expenses                       $   (998)        $   2,408        $  4,149
         General and administrative expenses                    (1,057)                -               -
                                                              ---------        ---------        --------
              Net increase (decrease) in expenses             $ (2,055)        $   2,408        $  4,149
                                                              =========        =========        ========

Operating  costs  recorded as plant and equipment and  accounting  for property, plant and equipment:

The Company determined that certain historical  operating costs were incorrectly capitalized as long-lived assets,  principally equipment and information systems software.  The more  significant  amounts  incorrectly  capitalized  related  to internal labor charges,  plant operating costs that were capitalized rather than
recorded  as  production  costs,  and  payments  to  third  party  vendors.   In
determining the amount of the adjustments for internal labor costs,  the Company reversed  unsupported  or erroneous  entries and  recalculated  the  appropriate amounts  to  capitalize  for  internal  labor  related  to the  construction  of long-lived assets or information systems software development.  In doing so, the
Company used substantial judgment, alternative sources of information, including the results of interviews of current and former employees,  production data, and other  information  corroborating  the  accounting  effects  recorded  herein to estimate amounts which should have been capitalized.  The amount of recalculated internal labor now included as fixed asset  additions is $503 and $709 in fiscal years 2004 and 2003,  respectively.  Plant start-up  operating costs adjustments pertain  primarily to  conversion  costs,  other than  internal  labor  charges, capitalized  beyond the point when the assets were ready for their intended use.
After adjustments,  the amounts  capitalized are now $71 in fiscal year 2004 and
$552 in fiscal year 2003. The Company  believes that related  amounts  remaining capitalized in prior years are not material to the Company's  financial position nor its annual depreciation charge. Other transactions of an isolated nature and certain  payments to third  party  vendors,  unrelated  to the  construction  of long-lived  assets,  were incorrectly  capitalized as plant and equipment.  As a result of the incorrect  capitalization of operating costs, capitalized interest for construction in progress was also  overstated.  The following table reflects the  impact  of these  adjustments  to  income  (loss)  before  taxes  recorded, principally to cost of goods sold and interest expense (in thousands):

                                                              2004              2003             Prior Years
                                                              ----              ----             -----------
                                                                        Increase (decrease)
     Internal labor                                       $   (1,540)     $    (2,724)          $   (11,725)
     Plant start-up operating costs                              (23)          (2,219)               (3,902)
     Payment to third party vendors                             (315)            (642)               (3,092)
     Excess capitalized interest                                (327)            (448)               (3,153)
     Other incorrectly capitalized operating expenses           (503)             (56)                 (286)
                                                          -----------     ------------          ------------
                                                          $   (2,708)     $    (6,089)          $   (22,158)
                                                          ===========     ============          ============

The Company also  determined  that other aspects of its accounting for plant and equipment  were  incorrect,  and  that our  internal  accounting  controls  were inadequate  to timely  recognize  and  record  transactions  or other  necessary adjustments  related to property and  equipment.  Adjustments  to spare parts, a component of plant and  equipment,  resulted from a complete  physical  count of spare  parts in 2005,  and the  subsequent  investigation  of a shortage of such parts compared to contemporaneous general ledger balances. The Company undertook a  comprehensive  review  of  the  accounting  for  spare  parts  and  estimated restatement amounts for prior years using substantial  judgment combined with an analysis of machine  usage,  equipment  installations,  changes in the number of
individual  spare  part  line  items  and  changes  in  purchasing   procedures.
Additionally,  we were unable to verify the reliability of and identify  support for an  historical  valuation  measurement  used to estimate  the actual cost of freight and related  costs  incurred in  connection  with the  purchase of spare parts.  Adjustments  to prior year costs  resulted  from a  recalculation  using available  contemporaneous  documentation  to estimate the percentage of freight and related costs  incurred on certain spare parts  purchased.  The  adjustments related  to  spare  parts  freight  and  related  costs  amount  to an  increase
(decrease)  to income  before  income  taxes of $(84) and $(123) in fiscal years
2004 and 2003, respectively, and $(880) for prior years cumulatively.  Dies used in the  manufacture  of  various  shapes of pasta are a  component  of plant and equipment and the Company  determined that  obsolescence  write offs,  resulting from a  discontinuation  of product shape,  had not been timely  recognized.  In
2005,  the  Company  also  undertook  a  physical

identification  of plant and equipment and determined that it had not recognized the  disposition or impairment  charges of assets no longer owned or in service.
Based on  production  records  and other  documentation  related  to the  assets disposition and  replacement,  if any, and interviews of employees,  the Company has  determined  the periods in which such charges  should have occurred and has reflected  the  recalculated  gains  or  losses  in  the  proper  periods.  This adjustment  also  includes a correction  of a prior year entry that  incorrectly recorded a group of assets at an amount  greater  than the cost of  acquisition.
Certain  of the  adjustments  to plant and  equipment  described  above have the effect of requiring a recalculation and restatement of depreciation expense. The
Company  also  determined  that  its  depreciation   methods  had  been  applied
inconsistently  and that  depreciation on new  construction had been deferred in error.  The  cumulative  impacts on  depreciation  expense  for all  restatement entries  to plant and  equipment,  as well as for  inaccurate  and  inconsistent methods of  depreciation  are also  included in the table below.  The  following table reflects the impact of these adjustments to income (loss) before taxes (in thousands):

                                                                   2004            2003           Prior Years
                                                                   ----            ----           -----------
                                                                          Increase (decrease)
     Spare parts                                               $   (804)          $  (654)         $  (2,439)
     Obsolete dies                                                     -              (40)                  -
     Disposition, impairments and cost adjustments               (1,128)              (88)            (3,682)
     Cumulative impacts on depreciation expense                    (536)             1,144            (1,140)
                                                               ---------          --------         ----------
                                                               $ (2,468)          $    362         $  (7,261)
                                                               =========          =========        ==========

Accounting for brand acquisitions:

In the course of the Audit  Committee  investigation,  the Company  reviewed the
accounting  for  its  brand   acquisitions  and  determined  that  amounts  were
incorrectly  capitalized  for the following  reasons:  reserves for  promotional expenses  were  recorded  as an  acquisition  cost and used to  absorb  customer deductions  unrelated  to  pre-acquisition  liabilities,  employee  compensation primarily  in the form of  bonuses  were  incorrectly  capitalized  as a cost of acquisition,  post acquisition  operating  expenses were understated when actual costs  incurred  were applied  against  reserves  incorrectly  recorded in brand acquisitions and operating costs were  understated and brand  intangible  assets were overstated in connection with certain  contractual  arrangements  deemed to not have had economic  substance.  The  following  table  reflects the impact of these adjustments on income (loss) before taxes (in thousands):

                                                                     2004                2003        Prior Years
                                                                     ----                ----        -----------
                                                                               Increase (decrease)
         Reserves for promotional expenses                       $      -             $ (2,636)      $   (1,100)
         Employee compensation                                      (418)                     -          (1,082)
         Reserves for post-acquisition operating cost               (152)                     -          (1,867)
         Transactions with no economic substance                  (1,000)               (1,828)                -
                                                                 --------             ---------      -----------
                                                                 $(1,570)             $ (4,464)      $   (4,049)
                                                                 ========             =========      ===========

Accounting for stock-based compensation:

In the course of the Audit  Committee  investigation  and the  restatement,  the
Company  undertook a review of its accounting for  stock-based  compensation  to determine if stock option grants and restricted  stock awards had been accounted for in  accordance  with APB  Opinion  No. 25  "Accounting  for Stock  Issued to
Employees" and related accounting  literature  including FASB Interpretation No.
44 "Accounting for Certain  Transactions  Involving Stock Compensation" and EITF
No. 00-23 "Issues  Related to the  Accounting for Stock  Compensation  under APB
Opinion No. 25 and FASB  Interpretation  No. 44", among others. The scope of the review  included  reviews  by  Company  management,  Company  counsel  and other consultants of substantially all such stock-based  compensation issued since the
Company's initial public offering in 1997 as well as certain stock option grants prior to that date, principally to officers.

During this review,  various adjustments were identified to properly account for stock-based  compensation as originally issued and thereafter as required by the accounting  pronouncements  referenced  above.  Adjustments were made for errors related  to the  non-recognition  of  compensation  costs upon  modification  of vesting and exercise

periods of stock option and restricted  stock awards related to the  termination or change in employment status of certain  employees,  and the misapplication of accounting  principles  related  to  non-employee  stock  option  grants.  Other adjustments  were made  based on  interpretation  of  available  but  incomplete documentation  concerning certain grant dates originally used to account for the award that are now not able to be  substantiated  when  compared to the dates of approval by the Compensation  Committee,  Board of Directors, or other designee, as evidenced by currently  existing meeting minutes,  unanimous written consents or other documentation. In addition, variable accounting had not been applied to restricted  stock  awards where  recipients  were allowed to elect to have taxes withheld at amounts  greater  than  minimum  required  amounts on vested  shares through the Company's repurchase of shares.

The  errors  noted  above  affected  officers  of the  Company  as well as other employees  receiving  stock  options  and  restricted  stock  awards  related to employment agreements,  new hires, promotions and incentives,  and other general grants issued periodically by the Company. The adjustments related to the use of incorrect grant dates were  principally  attributed to situations where the date of award  approval  and the date of the  underlying  events  to which  the award related  were  not both  given  appropriate  consideration  in  determining  the measurement  date of the award,  particularly  on those awards  associated  with newly hired employees or those  associated with new employment  agreements.  The following table reflects the impact of these adjustments on income (loss) before taxes (in thousands):

                                                                     2004                2003        Prior Years
                                                                     ----                ----        -----------
                                                                               Increase (decrease)
         Modifications to stock-based compensation of
             terminated employees and those with
             changes in employment status                     $    (3,577)       $       (414)      $    (3,363)
         Incorrect grant dates                                       (110)               (223)             (304)
         Non-employee grants                                          (10)                 (3)           (1,797)
         Effects of variable accounting on restricted
             stock awards                                              140               (242)             (121)
                                                              ------------       -------------      ------------
                                                              $    (3,557)       $       (882)      $    (5,585)
                                                              ============       =============      ============

Accounting for deferred expenses, accruals, and other items:

The Company  undertook a review of its current asset and liability  accounts and has made corrections, some of which were previously considered to be immaterial.
The principal restatements of the current liabilities relate to under accrual of interest expense, plant utility expense, and property taxes and over accruals of employee  compensation and unvouchered  receipts.  The correction of prepaid and other assets relates primarily to an incorrect and unsupported entry to increase die inserts,  unsupported  deferral of package  design  amortization,  incorrect deferral of professional fees and other expenses, and inaccurate amortization of an upfront  payment made to secure a  multi-year  purchasing  commitment  from a customer.  The  adjustment  to correct  receivables  relates to various  entries incorrectly  recorded to increase  non-trade  receivables for amounts either not earned  or not  considered  to meet  the  definition  of an  asset,  as well as, unreconciled  differences  between the subsidiary  ledger and the general ledger balances. The following table reflects the impact of these adjustments on income
(loss) before taxes (in thousands):

                                                                             2004           2003       Prior Years
                                                                             ----           ----       -----------
                                                                                    Increase (decrease)
     Current liability accounts                                          $    374        $   (651)      $    (972)
     Prepaid and other assets accounts                                         36          (1,221)         (1,820)
     Non-trade receivables                                                    110              619         (1,028)
     Other                                                                    (4)                -             172
                                                                         --------        ---------      ----------
                                                                         $    516        $ (1,253)      $  (3,648)
                                                                         ========       ==========      ==========

Hedge accounting:

The  Company   determined   that  certain   accounting  for  financial   hedging
transactions  accounted for under  Statement of Financial  Accounting  Standards
("SFAS") No. 133,  "Derivative  Instruments and Hedging  Activities,"  should be reversed due to the lack of required  contemporaneous  documentation  supporting the initial hedge designation and continuing  effectiveness of the hedges during the periods affected.  The Company,  after a thorough search, has been unable to locate such documentation, and therefore revised the accounting to reflect gains and losses as interest  expense for interest  rate swaps and other  expenses for foreign  currency forward exchange  contracts and  euro-denominated  debt in the
Consolidated  Statements of Operations and reversed amounts previously  recorded as changes in other comprehensive  income, a component of stockholders'  equity.
The following  table  reflects the impact of these  adjustments on income (loss)
before taxes (in thousands):

                                   2004           2003       Prior Years
                                   ----           ----       -----------
                                      Increase (decrease)
  Interest expense, net           $ 2,122        $ (1,517)    $ (2,275)
  Foreign currency gain/(loss)    (2,808)          (6,799)      (1,923)
                                  -------        ---------    ---------
                                  $ (686)        $ (8,316)    $ (4,198)
                                  =======        =========    =========

Foreign currency gain (loss):

The Company  determined that errors were made in the classification of gains and losses from intercompany foreign currency denominated payables that were settled by  payment  in the  ordinary  course of  business.  The gains and  losses  were erroneously  recorded as other comprehensive  income (loss) and should have been recorded as a component of net income (loss) in the  consolidated  statements of operations.  Similar to the adjustments related to hedge accounting noted above, the  amounts  previously  recorded  as  other  comprehensive  income  have  been reversed, and therefore the adjustments have no effect on stockholders' equity.

Income tax provision (benefit):

The following table reflects the  adjustments to previously  reported income tax provision (benefit) related to the restatement and accounting change adjustments discussed above and other errors in the  determination  of the Company's  income tax provisions. See Note 13 to the Consolidated Financial Statements included in
Item 8 for additional discussion.

                                    2004             2003        Prior Years
                                    ----             ----        -----------
                                            Increase (decrease)
  Impact of restatement items      $ (112)          $(9,258)     $ (18,735)
  Impact of change in accounting       454              (402)          (523)
                                   -------          ---------     ----------
                                   $   342          $ (9,660)     $ (19,258)
                                   =======          =========     ==========

Refer to Note 23 to the Consolidated  Financial Statements in this Annual Report on Form  10-K for a summary  of the  effect of the  restatement  adjustments  on quarterly information.

The following tables present the impact of the financial  statement  adjustments on our previously reported  Consolidated Balance Sheet as of October 1, 2004 and
Consolidated  Statements of Operations and Consolidated Statements of Cash Flows
for the fiscal years ended October 1, 2004 and October 3, 2003:

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEET
                              As of October 1, 2004
                                 (in thousands)

                                                               As Previously      Restatement        Change in
                                                                    Reported      Adjustments       Accounting      As Restated
ASSETS                                                         -------------      -----------       ----------      -----------
Current assets:

   Cash and temporary investments                              $       4,350      $   (1,638)       $        -      $     2,712
   Trade and other receivables, net                                   45,704          (4,563)                -           41,141
   Inventories                                                        60,704          (2,290)          (1,269)           57,145
   Prepaid expenses and other current assets                          10,554          (1,056)                -            9,498
   Deferred income taxes                                                 789            5,144              471            6,404
                                                               -------------      -----------       ----------      -----------
Total current assets                                                 122,101          (4,403)            (798)          116,900
Property, plant and equipment, net                                   427,591         (43,264)                -          384,327
Brands and trademarks                                                189,984         (11,248)                -          178,736
Other assets                                                           8,734            (386)                -            8,348
                                                               -------------      -----------       ----------      -----------
Total assets                                                   $     748,410      $  (59,301)       $    (798)      $   688,311
                                                               =============      ===========       ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                            $      36,264      $     2,568       $        -      $    38,832
   Accrued expenses                                                   17,134            2,689                -           19,823
   Current portion of deferred revenues                                    -               99                -               99
   Current maturities of long-term debt                                2,040                -                -            2,040
                                                               -------------      -----------       ----------      -----------
Total current liabilities                                             55,438            5,356                -           60,794
Long-term debt, less current maturities                              286,795                -                -          286,795
Deferred income taxes                                                 63,691         (16,775)                -           46,916
Deferred revenue, less current portion                                     -              694                -              694
                                                               -------------      -----------       ----------      -----------
Total liabilities                                                    405,924         (10,725)                -          395,199
Stockholders' equity:
   Class A common stock                                                   20                -                -               20
   Additional paid-in capital                                        232,184            8,065                -          240,249
   Treasury stock                                                   (51,657)                -                -         (51,657)
   Unearned compensation                                             (2,556)              316                -          (2,240)
   Accumulated other comprehensive income                              3,775            6,268                -           10,043
   Retained earnings                                                 160,720         (63,225)            (798)           96,697
                                                               -------------      -----------       ----------      -----------
Total stockholders' equity                                           342,486         (48,576)            (798)          293,112
                                                               -------------      -----------       ----------      -----------
Total liabilities and stockholders' equity                         $ 748,410      $  (59,301)     $      (798)      $   688,311
                                                               =============      ===========     ============      ===========

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the year ended October 1, 2004
                    (in thousands, except per share amounts)

                                                               As Previously      Restatement       Change in
                                                                    Reported      Adjustments       Accounting      As Restated
                                                               -------------      -----------       ----------      -----------

Revenues                                                       $     417,354      $  (24,652)       $        -      $   392,702
Cost of goods sold                                                   323,527          (1,454)          (1,222)          320,851
                                                               -------------      -----------       ----------      -----------
Gross profit                                                          93,827         (23,198)            1,222           71,851

Selling and marketing expense                                         58,668         (31,513)                -           27,155
General and administrative expense                                    15,078            6,199                -           21,277
Impairment charges to brands and trademarks                                -              132                -              132
Losses related to long-lived assets                                        -            1,099                -            1,099
Provision for restructuring expense                                    2,868                -                -            2,868
Acquisition and plant start-up expenses                                    -              240                -              240
                                                               -------------      -----------       ----------      -----------
Operating profit                                                      17,213              645            1,222           19,080
Interest expense, net                                                 13,053          (2,063)                -           10,990
Other expense                                                              -            2,518                -            2,518
                                                               -------------      -----------       ----------      -----------
Income before income taxes                                             4,160              190            1,222            5,572
Income tax provision                                                   1,171            (112)              454            1,513
                                                               -------------      -----------       ----------      -----------
Net income                                                     $       2,989      $       302       $      768      $     4,059
                                                               =============      ===========       ==========      ===========

Net income per common share (basic)                            $        0.17      $      0.02       $     0.04      $      0.22

Weighted-average common shares outstanding                            18,043                                             18,043
                                                               =============                                        ===========

Net income per common share (assuming dilution)                $        0.16      $      0.02       $     0.04      $      0.22

Weighted-average common shares outstanding
    (including dilutive securities)                                   18,544                                             18,562
                                                               =============                                        ===========

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the year ended October 3, 2003
                    (in thousands, except per share amounts)

                                                               As Previously      Restatement       Change in
                                                                    Reported      Adjustments       Accounting      As Restated
                                                               -------------      -----------       ----------      -----------

   Revenues                                                    $     438,844      $  (39,477)       $        -      $   399,367
   Cost of goods sold                                                295,114            8,031            1,083          304,228
                                                               -------------      -----------       ----------      -----------
   Gross profit                                                      143,730         (47,508)          (1,083)           95,139

   Selling and marketing expense                                      51,078         (29,429)                -           21,649
   General and administrative expense                                 12,880            4,637                -           17,517
   Losses related to long-lived assets                                     -               41                -               41
   Acquisition and plant start-up expenses                             4,939            (892)                -            4,047
                                                               -------------      -----------       ----------      -----------
   Operating profit                                                   74,833         (21,865)          (1,083)           51,885
   Interest expense, net                                              11,183            1,754                -           12,937
   Other expense                                                           -            6,871                -            6,871
                                                               -------------      -----------       ----------      -----------

   Income before income taxes                                         63,650         (30,490)          (1,083)           32,077
   Income tax provision                                               21,017          (9,258)            (402)           11,357
                                                               -------------      -----------       ----------      -----------
   Net income                                                  $      42,633      $  (21,232)       $    (681)      $    20,720
                                                               =============      ===========       ==========      ===========

   Net income per common share (basic)                         $        2.39      $    (1.19)       $   (0.04)      $      1.16

   Weighted-average common shares outstanding                         17,833                                             17,833
                                                               =============                                        ===========
   Net income per common share
   (assuming dilution)                                         $        2.31      $    (1.15)       $   (0.04)      $      1.12

   Weighted-average common shares outstanding
       (including dilutive securities)                                18,490                                             18,508
                                                               =============                                        ===========

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the year ended October 1, 2004
                                 (in thousands)
                                                        As Previously                          Restatement   Change in
                                                           Reported    Reclassifications (1)   Adjustments   Accounting  As Restated
OPERATING ACTIVITIES:                                   -------------  ---------------------   -----------   ----------  -----------
Net income                                              $       2,989  $                   -   $       302   $      768  $     4,059
Adjustments to reconcile net income to net cash
    provided by operations:
     Depreciation and amortization                             25,689                      -         (733)            -       24,956
     Amortization of deferred financing fees                        -                  1,026             -            -        1,026
     Impairment charges to brands and trademarks                    -                      -           132            -          132
     Losses related to long-lived assets                            -                     19         1,080            -        1,099
     Losses related to disposition of spare parts                   -                      -           804            -          804
     Provision for doubtful accounts                                -                  1,800       (1,144)            -          656
     Provision for inventory obsolescence                           -                    802         1,146            -        1,948
     Stock-based compensation expense                               -                    710         3,557            -        4,267
     Tax benefit from stock compensation                            -                    438         (128)            -          310
     Deferred income tax expense                                3,806                (1,423)           195          454        3,032
     Gain related to interest rate swap transactions                -                      -       (2,122)           -       (2,122)
     Loss related to euro debt borrowing                            -                      -         2,808           -         2,808
     Changes in operating assets and liabilities:
        Trade and other receivables, net                        6,366                (4,435)         (916)           -         1,015
        Inventories                                            18,004                  (802)       (3,864)     (1,222)        12,116
        Prepaid expenses and other current assets               2,527                      -         (392)           -         2,135
        Accounts payable and accrued expenses                 (6,382)                  (710)       (4,742)           -      (11,834)
        Income taxes                                              196                  1,423       (1,148)           -           471
        Other                                                 (2,784)                (1,483)         2,484           -       (1,783)
                                                        -------------  ---------------------   -----------   ---------   -----------
Net cash provided by operating activities                      50,411                (2,635)       (2,681)           -        45,095

INVESTING ACTIVITIES:
Purchase of pasta brands                                      (4,276)                      -         2,161           -       (2,115)
Additions to property, plant and equipment                   (22,718)                    (2)         3,315           -      (19,405)
Proceeds from disposal of property, plant and equipment             -                      2             -           -             2
                                                        -------------  ---------------------   -----------   ---------   -----------
Net cash used in investing activities                        (26,994)                      -         5,476           -      (21,518)

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                 21,900                 17,600             -           -        39,500
Principal payments on debt                                   (41,205)               (14,965)             -           -      (56,170)
Dividends declared and paid                                   (6,764)                      -             -           -       (6,764)
Proceeds from issuance of common stock
     net of issuance costs                                      2,252                      -         (113)           -         2,139
Purchase of treasury stock                                    (1,072)                      -             -           -       (1,072)
Deferred financing costs                                            -                  (877)             -           -         (877)
Other                                                           (877)                    877             -           -             -
                                                        -------------  ---------------------   -----------   ---------   -----------                                                                                                               -               -              -
Net cash used in financing activities                        (25,766)                  2,635         (113)           -      (23,244)

Effect of exchange rate changes on cash                           234                      -         (156)           -            78
                                                        -------------  ---------------------   -----------   ---------   -----------
Net increase (decrease) in cash and temporary investments     (2,115)                      -         2,526           -           411
Cash and temporary investments, beginning of year               6,465                      -       (4,164)           -         2,301
                                                        -------------  ---------------------   -----------   ---------   -----------                                                                                           -                                   -
Cash and temporary investments, end of year             $       4,350  $                   -   $   (1,638)   $       -   $     2,712
                                                        =============  =====================   ===========   =========   ===========

(1)  Reclassifications  were  made  to  conform  to the  2005  presentation  for provision  for bad debts,  deferred  financing  fees and  related  amortization, losses  related to long-lived  assets,  provision  for  inventory  obsolescence, proceeds  from  disposal of property,  plant and  equipment  and  proceeds  from issuance of debt.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the year ended October 3, 2003
                                 (in thousands)

                                                         As Previously                        Restatement    Change in
                                                              Reported  Reclassifications(1)  Adjustments   Accounting   As Restated
                                                         -------------  --------------------  -----------   ----------   -----------
OPERATING ACTIVITIES:
    Net income                                           $     42,633   $                  -  $  (21,232)   $    (681)   $    20,720
    Adjustments to reconcile net income to net cash
        provided by operations:
          Depreciation and amortization                        24,630                      -      (1,762)            -        22,868
          Amortization of deferred financing fees                   -                    838            -            -           838
          Losses related to long-lived assets                       -                    (6)           47            -            41
          Losses related to disposition of spare parts              -                      -          654            -           654
          Provision for doubtful accounts                           -                    500        (130)            -           370
          Provision for inventory obsolescence                      -                    999            -            -           999
          Stock-based compensation expense                          -                    304          882            -         1,186
          Tax benefit from stock compensation                       -                  1,803        (306)            -         1,497
          Deferred income tax expense                          17,882                  2,132      (8,265)        (402)        11,347
          Loss related to interest rate swap transactions           -                      -        1,517            -         1,517
          Loss related to euro debt borrowings                      -                      -        6,799            -         6,799
          Changes in operating assets and liabilities:
            Trade and other receivables, net                  (4,877)                (2,325)        8,926            -         1,724
            Inventories                                      (25,671)                  (999)        4,682        1,083      (20,905)
            Prepaid expenses and other current assets         (1,716)                      -        3,182            -         1,466
            Accounts payable and accrued expenses              19,405                  (519)      (2,493)            -        16,393
            Income taxes                                        1,044                (2,132)      (4,597)            -       (5,685)
            Other                                             (1,167)                (2,420)        3,874            -           287
                                                        -------------  ---------------------  -----------    ---------   -----------
    Net cash provided by operating activities                  72,163                (1,825)      (8,222)            -        62,116

    INVESTING ACTIVITIES:
    Purchase of pasta brands                                 (59,023)                      -        4,640            -      (54,383)
    Additions to property, plant and equipment               (40,312)                    (9)           45            -      (40,276)
    Proceeds from disposal of property, plant and equipment         -                      9            -            -             9
                                                        -------------  ---------------------   -----------   ---------   -----------
    Net cash used in investing activities                    (99,335)                      -         4,685           -      (94,650)

    FINANCING ACTIVITIES:
    Proceeds from issuance of debt                             87,028                  1,972             -           -        89,000
    Principal payments on debt                               (55,492)                      -             -           -      (55,492)
    Proceeds from issuance of common stock
         net of issuance costs                                  6,641                      -         (143)           -         6,498
    Purchase of treasury stock                               (12,191)                      -             -           -      (12,191)
    Deferred financing costs                                        -                (1,253)             -           -       (1,253)
    Other                                                       1,106                  1,106             -           -             -
                                                        -------------  ---------------------   -----------   ---------   -----------
    Net cash provided by financing activities                  24,880                  1,825         (143)           -        26,562

    Effect of exchange rate changes on cash                       510                      -         (509)           -             1
                                                        -------------  ---------------------   -----------   ---------   -----------
    Net decrease in cash and temporary investments            (1,782)                      -       (4,189)           -       (5,971)
    Cash and temporary investments, beginning of year           8,247                      -            25           -         8,272
                                                        -------------  ---------------------   -----------   ---------   -----------
    Cash and temporary investments, end of year         $       6,465  $                   -   $   (4,164)   $       -   $     2,301
                                                        =============  =====================   ===========   =========   ===========

(1)  Reclassifications  were  made  to  conform  to the  2005  presentation  for provision  for bad debts,  deferred  financing  fees and  related  amortization, losses  related to long-lived  assets,  provision  for  inventory  obsolescence, proceeds  from  disposal of property,  plant and  equipment  and  proceeds  from issuance of debt.

Critical Accounting Policies

This  discussion and analysis  discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States. As discussed in Note 2 to our consolidated  financial statements, the preparation of financial statements in conformity with accounting principles generally  accepted  in the  United  States  requires  our  management  to  make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the financial  statements and reported  amounts of revenues and expenses  during the  reporting  periods.  On an ongoing  basis,  our  management  evaluates  its estimates and judgments, including those related to the impairment of long-lived and  intangible  assets,  the method of accounting  for stock  options,  and the estimates  used  to  record  allowances  for  doubtful  accounts,  reserves  for slow-moving,  damaged and  discontinued  inventory,  reserves for obsolete spare
parts,  promotional  allowances,   income  tax  accruals  and  derivatives.  Our
management bases its estimates and judgments on relevant factors, the results of which form the basis for making  judgments  about the carrying  values of assets and liabilities that are not readily apparent from other sources.  See Note 2 to our consolidated  financial statements for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

Impairment  Testing of  Intangible  Assets:  In  accordance  with SFAS No.  142,
"Goodwill  and  Other  Intangible  Assets,"  we do  not  amortize  the  cost  of intangible assets with indefinite lives, such as our brands and trademarks. SFAS
No. 142 requires that we perform  certain fair value based tests of the carrying value  of  indefinite  lived  intangible  assets  at  least  annually  and  more frequently should events or changes in circumstances  indicate that the carrying amount of an asset may not be fully  recoverable.  We  completed  an  impairment review of brands in the third  quarter of fiscal  year 2005 based on  impairment indicators of significant year-to-date declines in certain brand revenues during the fiscal year. We subsequently completed our annual review of fiscal year 2005 based on the 2006 fiscal year  business  plan and our forecast  available in the fourth quarter of fiscal 2005.  The business plan and forecasts,  which included new  information  and  marketing  changes,  resulted  in  the  additional  brand impairment.  These  impairment tests are impacted by judgments as to future cash flows and other  considerations.  If such assets are  considered to be impaired, the  impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying  amount or fair value less costs to sell.  The  results  of the  tests  determined  that our brand  portfolios  were impaired.  Based on those tests we recorded  impairment charges of $29.9 million in the third  quarter  and $58.7  million in the fourth  quarter of fiscal  year
2005.  Future  events could cause our  management  to conclude  that  impairment indicators exist and that the value of intangible assets is further impaired.

Long-Lived  Assets: In accordance with SFAS No. 144,  "Accounting For Impairment or Disposal of Long-lived  Assets," we review  long-lived  assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing  the carrying  amount of an asset to future net cash flows expected  to be  generated  by the asset.  If such assets are  considered  to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed  of are  reported at the lower of their  carrying  amount or fair value less cost to sell.

Stock Options:  We have elected to follow  Accounting  Principles  Board Opinion
("APB")  No.  25,  "Accounting  for Stock  Issued  to  Employees,"  and  related
Interpretations  in accounting for our stock-based  compensation  plans and have adopted the pro forma disclosure only provisions of SFAS No. 123 "Accounting for
Stock-Based   Compensation"  as  amended  by  SFAS  No.  148,   "Accounting  for
Stock-Based  Compensation  -  Transition  and  Disclosure".  Under  APB No.  25,
stock-based  compensation  awards to employees are recognized at their intrinsic value on the date of grant. Accordingly, when the exercise price of our employee stock options is equal to the market price of the  underlying  stock on the date of grant no compensation  expense is recognized;  and when the exercise price is less than the market  price on the  measurement  date,  compensation  expense is recorded to the extent of this price difference.  We maintain certain restricted stock  compensation plans for which employees are allowed to elect to have taxes withheld at amounts  greater  than  minimum  required  amounts on vested  shares through our  repurchase of shares,  triggering  variable  accounting  treatment.
Compensation  expense is adjusted quarterly for these variable awards to reflect the current market price.

We have modified certain stock-based  compensation awards in connection with the termination of certain  employees.  At the modification date of these awards, we applied  the  provisions  of  APB  No.  25  and  related  Interpretation  No.44,
"Stock-Based Compensation" and EITF No. 00-23, "Issues Related to the Accounting
for

Stock  Compensation  under APB Opinion No. 25 and FASB  Interpretation  No. 44", which  generally  require the  intrinsic  value of the award to be recognized as compensation expense on the date of modification.

In  addition,  we  have  granted  stock-based  compensation  awards  to  certain non-employee consultants.  We follow the guidance in EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or
in  Conjunction  with  Selling,  Goods  or  Services".  Under  EITF  No.  96-18,
non-employee  stock-based  compensation  awards  are  recognized  at their  fair values, as determined by using a Black-Scholes binomial model.

Pro forma  information  regarding  net income  (loss) and net income  (loss) per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee  stock options under the fair value method of SFAS No. 123. The fair  value  for  these  options  was  estimated  at the date of  grant  using a
Black-Scholes binomial option pricing model with the following  weighted-average assumptions:

                                            Risk-Free     Dividend                 Expected Life     Black Scholes
                                          Interest Rate     Yield     Volatility      (years)           Values
                                          ------------------------------------------------------------------------
   Fiscal Year 2003 Weighted Average          3.10%         0.0%         39.5%          5.9             $ 16.69

   Fiscal Year 2004 Weighted Average          3.51%         2.0%         35.7%          4.8             $  9.60

   Fiscal Year 2005 Weighted Average          3.93%         2.0%         34.9%          4.3             $  7.99

Had we adopted  SFAS No.  123 in prior  periods,  the  impact of that  Statement related to the accounting for stock  options,  net of taxes,  would have been an increase to net loss or a decrease to net income of approximately  $4.6 million,
$0.2  million,   and  $4.8  million  in  fiscal  years  2005,   2004  and  2003,
respectively, assuming use of the Black-Scholes option valuation model.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R,
"Share-Based  Payment,"  which is a revision  of SFAS No. 123,  "Accounting  for
Stock-Based Compensation" and is applicable to fiscal years beginning after June
15,  2005.  SFAS No.  123R  requires  all  share-based  payments  to  employees, including  grants of employee  stock  options,  to be  recognized  in the income statement  based on their  fair  values.  Pro forma  disclosure  is no longer an alternative.  We will adopt SFAS No.  123R at the  beginning  of our 2006 fiscal year.  The  adoption  of SFAS No.  123R  will have a  significant  impact on our reported results of operations, although it will have no impact on our cash flow or overall  financial  position.  The impact of adopting SFAS No. 123R in fiscal year 2006 was an increase to expense of $1,761,000.

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

Reserve  for  Slow-Moving,  Damaged  and  Discontinued  Inventory:  We carry our
inventory  at  standard  costs,  adjusted  for  capitalized   variances,   which
approximate the lower of cost, determined on a first in, first-out (FIFO) basis, or market.  We periodically  review our inventory for  slow-moving,  damaged and discontinued items and provide reserves to reduce such items identified to their recoverable  amounts.  During  fiscal  year 2005 our reserve  increased  by $6.8 million from $3.7 million to $10.5  million.  This increase is the result of the significant decrease in revenues and the discontinuation of several reduced carb products.

Promotional Allowance:  Promotional allowances related to our sales are recorded at the time  revenue is  recognized.  Such  allowances,  where  applicable,  are estimated  based on anticipated  volume and  promotional  spending with

specific  customers.   We  periodically  review  our  estimate  for  promotional
allowances and adjust accruals to reflect our estimate of the future liability.

Income  Taxes:  We estimate  our income tax  provision or benefit in each of the jurisdictions in which we operate,  including  estimating  exposures  related to examinations  by taxing  authorities.  Although we believe that our accruals for tax  liabilities  are reasonable and adequate,  tax  regulations  are subject to
interpretation  and  the  tax  controversy  process  is  inherently   uncertain;
therefore,  our assessment can involve both a series of complex  judgments about future events and rely heavily on estimates and  assumptions.  To the extent the probable tax outcome of these matters  changes,  such changes in estimates  will impact the income tax  provision  in the period in which such  determination  is made.

We must also make judgments  regarding the  realizability of deferred tax assets and tax  liabilities.  Our judgments  regarding future taxable income may change due to  changes  in  market  conditions,  changes  in  tax  laws,  tax  planning strategies or other factors.  If our assumptions and  consequently our estimates change in the  future,  the  valuation  allowances  we have  established  may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

In accordance with criteria  established by SFAS No. 109, "Accounting for Income
Taxes", the valuation  allowance against deferred tax assets as of September 30,
2005 and October 1, 2004 was $42.1 million and $6.0 million,  respectively.  The net income effect of the change in total valuation allowance for the years ended
September 30, 2005 and October 1, 2004 was an increase of $34.8 million and $0.6 million,  respectively, and for October 3, 2003, a decrease of $0.2 million. The valuation  allowance at October 1, 2004 was related  primarily to domestic state tax credit  carryforwards and state net operating loss  carryforwards as well as foreign net operating  loss  carryforwards  and deferred tax assets that, in the judgment  of  management,  are not  more  likely  than not to be  realized.  The valuation  allowance at September  30, 2005 was related to federal and state net operating  loss  carryforwards  and  deferred  tax assets as well as foreign net operating  loss  carryforwards  and  deferred tax assets that in the judgment of management,  are not more  likely  than not to be  realized.  In  assessing  the realizability of deferred tax assets,  management  considers  whether it is more likely  than  not  that  some or all of the  deferred  tax  assets  will  not be realized.  The  ultimate  realization  of  deferred  tax  assets  depends on the generation of future taxable income during the periods in which those  temporary differences  are  deductible.  Management  considers the  scheduled  reversal of deferred  tax  liabilities  (including  the impact of  available  carryback  and carryforward periods) and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future  taxable  income  before the  expiration  of the  deferred  tax assets as governed by the tax code.  Taxable  income (loss) for the years ended  September
30,  2005,  October 1, 2004 and  October 3, 2003 was  $(32.2)  million,  $(49.7)
million and $2.3  million,  respectively.  Management  believes  that it is more likely than not that the Company will  realize the benefits of these  deductible differences, net of the existing valuation allowances at September 30, 2005. Due to the  existence as of  September  30, 2005 of a  three-year  cumulative  loss, management  has not considered  future years' taxable income in determining  the amount of valuation allowance necessary,  but has only considered taxable income from the reversal of net temporary  differences in existence as of September 30,
2005.

Derivatives:  During fiscal 2005,  2004 and 2003, we held  derivative  financial instruments to manage a variety of risk exposures  including interest rate risks associated  with  variable  rate  long-term  debt  and  foreign  currency  risks associated  with our Italian  operations.  We do not  participate in speculative derivatives  trading.  We use a  mark-to-market  convention  to account  for our derivative  contracts,  recording  the  changes  in  fair  market  value  of the financial  instrument as a gain or loss to interest expense or other expense. We terminated all such derivative contracts in fiscal year 2006.

To manage foreign currency risks, we use futures  contracts.  The fair values of these instruments are determined from market quotes. These forward contracts are valued in a manner similar to that used by the market to value  exchange  traded contracts;  that is, using standard  valuation  formulas with assumptions  about future foreign currency exchange rates derived from existing exchange rates, and interest  rates  observed  in the market.  To manage  interest  rate  risks,  an interest  rate swap is used to  effectively  convert a portion of variable  rate debt to fixed  rate.  This  instrument  is  valued  using  the  market  standard methodology  of  netting  the  discounted  future  fixed cash  receipts  and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing  the underlying  assumptions.  The values of these  derivatives  will change over time as

cash  receipts  and  payments  are made and as  market  conditions  change.  Our derivative  instruments  are  not  subject  to  multiples  or  leverage  on  the underlying commodity or price index. Information about the fair values, notional amounts,  and contractual  terms of these  instruments can be found in Note 2 to our consolidated  financial  statements and the section titled "Quantitative and
Qualitative  Disclosures About Market Risk." We consider our historical business patterns and our regularly  updated  forecasts in determining the amounts of our foreign inventory purchases to manage through the futures contracts,  which help to mitigate the exposures to fluctuations in foreign currency exchange rates.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign  currency  derivatives as the counter  parties are established, well capitalized financial institutions.  Our exposure is in liquid currency  (Euros),  so there is minimal risk that appropriate  derivatives would not be available in the future.

Pending Litigation; Indemnification Obligations

As described above in Item 3 - Legal Proceedings,  there are a number of pending civil lawsuits and governmental investigations involving the Company, several of our current and former directors and several of our former  executive  officers.
We continue to incur significant  expense on behalf of the Company and on behalf of the several individuals to whom we have indemnification obligations. While we continue to defend these matters  vigorously,  we cannot  foresee what financial impact,  if any, the  conclusion  of these  matters may have on the Company.  In addition,  we continue to incur significant expense related to the completion of our  historical  audits and SEC  reporting  requirements.  The  expenses we have incurred  through the fiscal year ended  September 28, 2007, in connection  with all of these  matters,  including  those  associated  with our  restatement  and pending legal matters,  net of insurance  proceeds,  were $2.5 million in fiscal
2005, $16.1 million in fiscal 2006 and $13.3 million in fiscal year 2007.

Restructuring and Rightsizing Program

We implemented a restructuring and rightsizing  program in the fourth quarter of fiscal year 2004. During the fourth quarter of fiscal year 2004,  production and manufacturing  cost  inefficiencies  were  experienced in the transition  period after our  restructuring  program  changes were  implemented.  This  resulted in
higher  than  projected  operating  costs  due  to  product  waste,   production
inefficiencies and incremental distribution costs.

The operational  factors surrounding the implementation of the restructuring and the concurrent  reductions in inventory levels resulted in product  availability issues during the fourth  quarter of 2004,  which  continued  into the first six months of fiscal year 2005.  To regain  higher  levels of customer  service,  in mid-October 2004, we partially re-activated the Kenosha, Wisconsin facility that was idled as part of the  restructuring and rightsizing  program.  By the end of the second quarter 2005, service levels had again reached our overall historical standards.

FISCAL YEAR ENDED  SEPTEMBER  30, 2005  COMPARED TO FISCAL YEAR ENDED OCTOBER 1,
2004 (RESTATED)

Revenues:  Revenues decreased $28.5 million,  or 7.3%, to $364.2 million for the fiscal year ended  September 30, 2005,  from $392.7  million for the fiscal year ended October 1, 2004.  Revenues decreased $35.6 million, or 9.1%, due to volume decline,  and increased $7.6 million,  or 1.9%,  due to higher  average  selling prices.  Revenues  decreased  by $0.5  million  due to a  decrease  in  payments received from the U.S. government under the Continued Dumping and Subsidy Offset
Act of 2000. Revenues for 2005 and 2004 are based on a 52-week year.

Revenues for the Retail  market  decreased  $13.6  million,  or 4.9%,  to $265.4 million for the fiscal year ended  September 30, 2005,  from $279.0  million for the fiscal year ended October 1, 2004.  Revenues  decreased  $11.9  million,  or
4.3%, due to volume decline,  and decreased $0.4 million,  or 0.1%, due to lower average  selling  prices  resulting  from  competitive  pressures  and increased promotional  support  relating  to branded  sales.  Revenues  decreased  by $0.8 million,  or 0.3%, as a result of the  amortization  of slotting fees related to
our  reduced  carb  product  introduction.   Retail  volumes  were  impacted  by
significant  brand volume decreases of 11.7% mainly driven by lower reduced carb sales, Golden  Grain-Mission brand declines of 41.5% and Muellers brand declines of 5.4%.  Revenues  decreased  by $0.5  million,  due to a decrease  in payments received from the U.S. government under the Continued Dumping and Subsidy Offset
Act of 2000.

Revenues for the  Institutional  market  decreased  $14.9 million,  or 13.1%, to
$98.8 million for the fiscal year ended  September 30, 2005, from $113.7 million for the fiscal year ended October 1, 2004.  Revenues decreased $20.2 million, or
17.8%, due to volume declines, and increased $5.3 million, or 4.7% due to higher average selling prices and changes in sales mix.

Cost of Goods Sold: As a percentage of revenues, cost of goods sold increased to
82.4% for fiscal year 2005,  from 81.7% for the fiscal year 2004.  Product costs were higher than expected  during fiscal year 2005 due to continued  unfavorable trends in transportation costs, energy-related expenses, by-product sales volume and  production  volume,  all of which  contributed  to an  increase in per unit costs.  Cost of goods  sold in 2005 also  includes  other  adjustments  of $13.4 million  including $12.2 million  provision for inventory  obsolescence and $1.2 million in spare parts obsolescence and write-offs.  In addition,  cost of goods sold in  fiscal  year  2004  included  $7.8  million  of  costs  related  to the restructuring  program and new product  development  and start-up  costs of $3.9 million related to our newly introduced  reduced carb products.  Such costs were not incurred in fiscal year 2005.

Gross Profit:  Gross profit  decreased $7.9 million,  or 11.0%, to $64.0 million for the fiscal year ended  September 30, 2005, from $71.9 million for the fiscal year ended October 1, 2004.  Gross profit as a percentage of revenues  decreased to 17.6% for the fiscal year ended  September 30, 2005 from 18.3% for the fiscal year ended October 1, 2004.  Gross profit was impacted by a number of factors as compared to the prior year, (as discussed above) including  revenue decreases of
$28.5 million without corresponding decreases in cost of goods sold.

Selling and Marketing  Expense:  Selling and marketing  expense  decreased  $6.9 million,  or 25.4%,  to $20.3  million for the fiscal year ended  September  30,
2005, from $27.2 million for fiscal year ended October 1, 2004. This decrease is primarily  related  to costs  incurred  in  fiscal  year  2004  relating  to the introduction of our reduced carb product line. Selling and marketing expense, as a percentage of revenue,  decreased to 5.6% for the fiscal year ended  September
30, 2005, from 6.9% for the comparable prior year period.

General and Administrative Expense: General and administrative expense increased
$1.9 million,  or 8.9%, to $23.2 million for the fiscal year ended September 30,
2005,  from $21.3 million for the comparable  period last year. This increase is attributable  primarily to increased  costs of  professional  fees,  information
technology,   organization-related   costs,   regulatory  compliance  costs  and
additional  reserves for doubtful  accounts  related to specifically  identified uncollectible  accounts  and  customer  deductions.  General and  administrative expenses as a percentage of revenues increased to 6.4% for the fiscal year ended
September  30, 2005,  from 5.4% for the fiscal year ended October 1, 2004 due to the effect of these  relatively  fixed  costs being  incurred on reduced  sales.
During the fiscal year ended  September 30, 2005,  $2.5 million of  professional fees related to the restatement  and pending legal matters were recorded.  These professional  fees include  legal,  forensic  accounting,  public  relations and
Alvarez & Marsal fees.  Since the end of fiscal year 2005, we have  continued to incur  significant  costs related to the  restatement and pending legal matters.
There were no such costs  incurred in fiscal year 2004.  During fiscal year 2005 and 2004, we incurred general and administrative  expense due to the recognition of compensation  costs upon modification of stock option awards of approximately
$0.7 million and $3.6 million, respectively.

Litigation  settlement:  By stipulation  of settlement,  we agreed to settle all claims  alleged in the federal  securities  class action lawsuit filed in fiscal year 2005,  for $25 million  comprised of $11 million in cash, to be provided by our insurers, and $14 million in our common shares. On March 27, 2008, we issued
527,903  shares to counsel for the class action  plaintiffs,  with the number of shares issued to the members of the class in connection  with the  settlement is contingent  upon the exercise of certain rights in the  settlement  agreement or entry of the  Court's  order of  distribution  to the class.  There were no such costs incurred in fiscal year 2004.

Impairment of Intangible Assets: During the year ended September 30, 2005, $88.6 million of impairment  charges were recorded.  We completed an impairment review of  brands  in the  third  quarter  of  fiscal  year  2005  based on  impairment indicators of significant year-to-date declines in certain brand revenues during the fiscal year. We subsequently completed our annual review of fiscal year 2005 based on the 2006 fiscal year  business  plan and our forecast  available in the fourth  quarter of fiscal year 2005.  The  business  plan and  forecasts,  which included new information  and marketing  changes,  resulted in additional  brand impairment. In fiscal year 2004, $0.1 million of brand impairment was recorded.

Loss related to long-lived  assets:  During the fiscal year ended  September 30,
2005, $9.8 million of losses related to long-lived assets were recorded compared to $1.1 million in fiscal year 2004.  These assets were  primarily a

combination   of  certain  pasta  lines  and  packaging   equipment   considered
unnecessary  given the  downturn in sales.  These  assets  were  disposed or the excess equipment was written down to fair market value.

Provision  for (Recovery  from)  Restructuring  Expense:  During the fiscal year ended  October 1, 2004,  restructuring  expenses of $2.9 million  were  recorded relating to the  restructuring  and rightsizing  program  announced in the third
quarter  of  2004.  These  costs  included   estimated  employee  severance  and
termination  benefits,  durum  supply  agreement  costs  and  lease  costs.  The severance and benefit costs relate to the termination of 14% of our workforce, a majority of who were employed at manufacturing locations.  Lease costs relate to the commitments and termination costs for certain leased warehouses that will no longer be required due to the distribution network restructuring  facilitated by reduced  inventory  levels.  In fiscal year 2005,  we  recognized  $0.6  million benefit  related  to the  reversal  of a  previously  established  restructuring reserve  due to the  early  reactivation  of the  Kenosha  plant  which  was not contemplated at the time the restructuring reserve was established.

Operating  Profit / (Loss):  Operating loss for the fiscal year ended  September
30,  2005,  was $91.3  million,  a decrease  of $110.4  million as  compared  to operating  profit of $19.1 million reported for the fiscal year ended October 1,
2004.  Operating profit decreased as a percentage of revenues to (25.0)% for the fiscal  year ended  September  30,  2005,  from 4.8% for the  fiscal  year ended
October 1, 2004, as a result of the factors discussed above.

Interest Expense: Interest expense for the fiscal year ended September 30, 2005, was $16.2  million,  increasing  47.3% from the $11.0  million  reported for the fiscal  year ended  October 1, 2004.  The  increase  is  attributable  to higher average  borrowing  rates,  a higher  interest  rate  spread  under our  lending agreement and increased fees related to waivers received from our bank group due to non-compliance with certain covenants.  In addition, we recorded amortization of deferred  debt  issuance  costs of $2.1  million in fiscal year 2005 and $1.0 million in fiscal year 2004.

Other  (Income)  Expense:  Other  income for fiscal year 2005 was $3.5  million, representing  1.0% of  revenues.  Other  expense  for fiscal  year 2004 was $2.5 million,  representing  0.6% of revenues.  These amounts  primarily  reflect the foreign currency transaction  gains/losses on certain forward exchange contracts and euro-denominated debt.

Income Tax  Expense /  Benefit:  Income tax  benefit  for the fiscal  year ended
September 30, 2005,  was $3.7 million,  a decrease of $5.2 million from the $1.5 million of income tax  expense for the fiscal  year ended  October 1, 2004,  and
reflects   effective  income  tax  rates  of   approximately   3.6%  and  27.2%,
respectively.  The reduced income tax provision and the lower  effective rate in fiscal year 2005 is primarily due to the $34.8 million  income tax effect of our increased  valuation  allowance  related to the net operating  loss,  tax credit carryforwards  and other  deferred tax assets that  management  believes are not more likely than not to be realized.

Net Income / Loss:  Net loss for the fiscal year ended  September 30, 2005,  was
$100.2 million, a decrease of $104.3 million from the $4.1 million of income for the fiscal  year ended  October 1, 2004,  as a result of the  factors  discussed above. Net income as a percentage of net revenues was (27.5)% versus 1.0% in the prior year.

Diluted  income / (loss) per common  share was  $(5.49) per share for the fiscal year ended  September 30, 2005,  compared to $0.22 per share for the fiscal year ended October 1, 2004.

FISCAL  YEAR ENDED  OCTOBER 1, 2004  (RESTATED)  COMPARED  TO FISCAL  YEAR ENDED
OCTOBER 3, 2003 (RESTATED)

Revenues:  Revenues  decreased $6.7 million,  or 1.7%, to $392.7 million for the fiscal year ended October 1, 2004, from $399.4 million for the fiscal year ended
October  3, 2003.  Revenues  decreased  $18.6  million,  or 4.7%,  due to volume decline,  and increased  $12.7 million,  or 3.2%, due to higher average  selling prices.  Revenues  declined by $0.8  million,  or 0.2%,  due to a  reduction  in payments  received  from the U.S.  government  under the  Continued  Dumping and
Subsidy Offset Act of 2000. Revenues for 2004 are based on a 52-week year, while revenues for 2003 were based on a 53-week year.

Revenues  for the Retail  market  decreased  $9.5  million,  or 3.3%,  to $279.0 million for the fiscal year ended October 1, 2004,  from $288.5  million for the fiscal year ended October 3, 2003.  Revenues  decreased $18.3 million,  or 6.3%, due to volume  decline,  and increased  $10.1  million,  or 3.5%,  due to higher average selling prices. Revenues decreased by $0.5 million, or 0.2%, as a result of the  amortization  of  slotting  fees  related to our  reduced  carb product introduction.  Revenues decreased by $0.8 million, due to a reduction in payments  received  from the U.S.  government  under the  Continued  Dumping and
Subsidy Offset Act of 2000.

Revenues for the Institutional market increased $2.8 million, or 2.5%, to $113.7 million for the fiscal year ended October 1, 2004,  from $110.9  million for the fiscal year ended October 3, 2003. Revenues decreased $1.6 million, or 1.4%, due to decline in volume and increased $4.4 million,  or 4.0%, due to higher average selling prices and changes in sales mix.

Cost of  Goods  Sold:  Included  in costs  of  goods  sold are the  costs of our
inventory  reduction  strategy,   a  key  component  of  the  Restructuring  and
Rightsizing Program.  Such costs totaled $7.8 million during the year ended 2004 and include costs relating to the Kenosha plant's  suspended  operations,  costs incurred  at two  plants  while  temporarily  shut  down  during  July  and  the liquidation and write-downs of certain slower moving or higher valued inventory.

Due primarily to the inventory  reduction costs of $7.8 million,  costs of goods sold increased by $16.6 million reflecting higher per unit manufacturing  costs, reduced by the impact of decreased sales volume of 4.7% during fiscal year 2004.
Per unit manufacturing  cost increased  primarily due to lower actual production volumes.  The lower utilization of production  capacity,  combined with a larger manufacturing  and  logistics  cost  structure  in fiscal  2004  (that  includes proportionately  higher  levels of fixed  costs),  resulted  in the  substantial increase in cost of goods sold and lower gross  profit.  In addition,  increased operating  costs,  including  higher  utilities  and freight  costs,  negatively impacted cost of goods sold.

We incurred new product  development  and start-up costs of $3.9 million for the year ended October 1, 2004 related to newly  introduced  reduced carb  products.
These costs included formulation  development and product testing of a portfolio of low and reduced carb products;  incremental manufacturing and logistics costs including  unplanned downtime on dedicated lines,  efficiency losses, and excess product  waste;  overcoming  limited  short-term raw material  availability  and sourcing issues (blending, transportation, etc.); and quality assurance, outside testing and other direct product  development costs. There were no such costs in the 2003 fiscal year.

Gross Profit:  Gross profit decreased $23.2 million,  or 24.4%, to $71.9 million for the fiscal  year ended  October 1, 2004,  from $95.1  million for the fiscal year ended October 3, 2003.  Gross profit as a percentage of revenues  decreased to 18.3% for the  fiscal  year  ended  October 1, 2004 from 23.8% for the fiscal year ended October 3, 2003.  Gross profit was impacted by a number of factors as compared to the prior year, (as discussed above) including  revenue decreases of
$6.7  million  without  corresponding  decreases  in cost of  goods  sold due to unabsorbed  production  costs  expensed  in  fiscal  2004,  and the costs of our inventory  reduction  strategy and the temporary shut downs.  Also affecting the decrease in the 2004 gross profit is the impact of the $3.9  million  charge for incremental costs associated with new product  development and start-up costs on the reduced carb products.

Selling and Marketing  Expense:  Selling and marketing  expense  increased  $5.6 million,  or 25.9%,  to $27.2 million for the fiscal year ended October 1, 2004, from $21.6  million  reported  for the fiscal  year ended  October 3, 2003.  The increase  in  selling  and  marketing  relates  primarily  to  our  introductory marketing support for the new reduced carb product line of $5.5 million. Selling and  marketing  expense as a  percentage  of revenues  increased to 6.9% for the fiscal year 2004,  from 5.4% for the prior period due primarily to these reduced carb marketing costs and the effect of certain fixed selling and marketing costs being incurred on reduced sales.

General and Administrative Expense: General and administrative expense increased
$3.8  million,  or 21.7%,  to $21.3 million for the fiscal year ended October 1,
2004, from $17.5 million for the fiscal year ended October 3, 2003.  General and administrative  expenses as a percentage of revenues was 5.4% for the year ended
October  1, 2004 and 4.4% for the year  ended  October  3,  2003.  In  addition, general and  administrative  expense included expenses related to recognition of compensation  costs upon  modification of stock option awards during fiscal year
2004 and 2003 of $3.6 million and $0.4 million, respectively.

Impairment of  Intangible  Assets:  During the year ended October 1, 2004,  $0.1 million of  impairment  charges were  recorded.  We performed an annual test for brand impairment based on our 2005 business plan and one brand was determined to be impaired.

Losses related long-lived assets:  During the fiscal year ended October 1, 2004, we incurred $1.1 million of losses related to long-lived assets.

Provision for Restructuring Expense: During the year ended October 1, 2004, $2.9 million of restructuring  expenses were recorded  relating to the  restructuring and rightsizing  program  announced in the third quarter of 2004. These expenses include  employee  severance  and  termination  benefits,  lease  costs,  supply agreement costs and other miscellaneous costs.

Provision for Acquisition and Plant Start-Up  Expenses:  In fiscal year 2003, we recorded incremental costs associated with brand acquisitions  (primarily Golden
Grain) of $2.7  million,  international  acquisitions  of $0.5 million and plant start-up costs related to our new Arizona facility of $0.8 million,  for a total of $4.0 million. In fiscal year 2004 we recorded $0.2 million of such costs.

Operating  Profit:  Operating  profit for the fiscal year ended October 1, 2004, was $19.1  million,  a decrease of 63.2% from $51.9  million for the fiscal year ended October 3, 2003. Operating profit decreased as a percentage of revenues to
4.8% for the fiscal year ended  October 1, 2004,  from 13.0% for the fiscal year ended October 3, 2003, as a result of the factors discussed above.

Interest  Expense:  Interest  expense for the fiscal year ended October 1, 2004, was $11.0 million, decreasing 14.7% from $12.9 million for the fiscal year ended
October 3, 2003.  This decrease is primarily  due to lower  borrowings in fiscal year 2004.

Other Expense: Other expense for fiscal year 2004 was $2.5 million, representing
0.6% of  revenues.  Other  expense  for  fiscal  year  2003  was  $6.9  million, representing  1.8% of  revenues.  These  amounts  primarily  reflect the foreign currency  transaction  gains/losses  on certain forward  exchange  contracts and euro-denominated debt.

Income Tax Expense / Loss:  Income tax expense for the fiscal year ended October
1, 2004, was $1.5 million, a decrease of $9.9 million from $11.4 million for the fiscal year ended October 3, 2003,  and reflects  effective  income tax rates of approximately  27.2% and 35.4%,  respectively.  The reduced income tax provision and the lower  effective  rate in fiscal 2004 is primarily due to the effects of reduced  taxable  income and the foreign tax rate  differential  having a larger impact on the income tax provision in 2004 than the prior year.

Net  Income:  Net  income for the fiscal  year ended  October 1, 2004,  was $4.1 million,  a decrease  of $16.6  million  from $20.7  million for the fiscal year ended October 3, 2003, as a result of the factors discussed above. Net income as a percentage of net revenues was 1.0% versus 5.2% in the prior year.

Diluted  income per common share was $0.22 per share for the year ended  October
1, 2004  compared  to $1.12 per share for the year ended  October 3, 2003,  also primarily due to the factors described above.

Liquidity and Capital Resources

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and temporary investments totaled $11.9 million and net working  capital totaled $59.0 million at September 30, 2005. At October
1, 2004,  cash and temporary cash  investments  totaled $2.7 million and working capital totaled $56.1 million.

Our net cash  provided by operating  activities  totaled  $29.7  million for the fiscal year ended  September  30, 2005  compared to $45.1 million for the fiscal year ended  October 1, 2004 and $62.1  million for the fiscal year ended October
3, 2003.  Our  declining  cash provided by operating  activities is  principally related to the lower  operating  profits,  excluding  the  effects  of  non-cash
charges  associated  with  the  litigation   settlement,   impairment   charges,
stock-based  compensation  and losses  related to fixed assets and a significant lowering  of the ratio of  accounts  payable to  inventory  through  more timely payment of vendor  balances.  The  decreases in  operating  profit are driven by declining pasta  consumption and the effects of actions taken to respond to such sales declines.

Cash  used  in  investing  activities  principally  relates  to  investments  in production and distribution,  milling and management  information  system assets and our branded product  acquisitions related to Golden Grain/Mission and Martha
Gooch/LaRosa  brands  in fiscal  year  2003.  Capital  expenditures  were  $12.4 million,  $19.4 million and $40.3

million for the fiscal years ended 2005, 2004 and 2003,  respectively.  Proceeds on the sale of property  plant and  equipment  were $1.1  million in fiscal year
2005. Cash used in the purchase of brands were $2.1 million for fiscal year 2004 and $54.4  million for fiscal  year 2003.  There were no brand  acquisitions  in fiscal year 2005.

Net cash used by  financing  activities  was $9.2  million  for fiscal year 2005 compared to net cash used by financing  activities  of $23.2  million for fiscal year 2004,  and net cash  provided by financing  activities of $26.6 million for fiscal year 2003.  The $9.2  million of cash used in fiscal 2005 is  primarily a result of a net $0.8 million  principal payment on debt and the payment of $10.3 million in  dividends.  The $23.2  million  of cash used in fiscal  year 2004 is primarily a result of a net $16.7 million of principal  payments on debt and the payment of $6.8  million in  dividends.  The $26.6  million of cash  provided in fiscal year 2003 is primarily a result of $89.0  million  proceeds from issuance of debt  (primarily  to fund capital  expenditures),  offset by $55.5 million of principal payments on debt and $12.2 million used to purchase treasury stock.

We currently use cash  generated from  operations to fund capital  expenditures, repayment of debt and working capital requirements.

At September  30,  2005,  we had a $290 million  U.S.  secured  credit  facility consisting of a $190 million revolving credit facility  (including  availability for issuance of letters of credit) and a $100 million  term loan  facility.  The
$290 million facility included $100 million dual currency  availability in Euros or U.S.  dollars to finance our  international  business in Italy.  The facility provided  for an annual  commitment  reduction of $30 million on October 2, 2005 and the credit facility was scheduled to mature on October 2, 2006. As discussed below, this credit facility was refinanced in March 2006. At September 30, 2005, we had $276.0  million  outstanding  under the  facility  and we had $500,000 of outstanding letters of credit.

Interest  is charged  at  LIBOR/Euribor  plus an  applicable  margin  based on a sliding  scale of the  ratio of the  Company's  total  indebtedness  divided  by earnings before interest,  taxes,  depreciation and amortization ("EBITDA").  In addition,  a commitment fee is charged on the unused  facility  balance based on the sliding scale of the Company's  total  indebtedness  divided by EBITDA.  The stated  interest per the  facility  plus the  commitment  fee is  classified  as interest expense.

Credit agreement amendments, waivers and refinancing

In January  2004,  our credit  facility  was amended to increase  the  permitted restricted payments for dividends and for share repurchases, to $40 million plus
25% of consolidated net income. In addition,  the amendment revised the "Maximum
Leverage Ratio" allowable under the original credit agreement.

In June 2004, our credit  facility was further amended to revise the definitions of  "Consolidated  EBITDA" and "Fixed Charge Coverage Ratio" and to increase the
"Maximum Leverage Ratio" and to decrease the Minimum Consolidated EBITDA allowed under the credit agreement.

On November 10,  2004,  our credit  facility  was further  amended to revise the definitions of  "Consolidated  EBITDA" and "Fixed Charge  Coverage Ratio" and to
increase the "Maximum Leverage Ratio" and to decrease the "Minimum  Consolidated
EBITDA".  In  addition,  the  lenders  were  granted a  collateral  interest  in substantially all of our tangible and intangible domestic assets.

On July 19, 2005, we received a waiver from our bank group for all covenants for which we were not in compliance that were contained in our credit  agreement for the  three-month  period  ended July 1, 2005.  During the waiver  period,  which expired on September  16, 2005,  we  continued  discussions  with our bank group regarding an amendment to certain  financial  covenants  and other terms for the third quarter and the remaining  term of the credit  facility.  In addition,  we informed  our bank group  that we did not  intend to  declare  or pay  dividends during the waiver period.

As part of the waiver agreement,  we agreed to accelerate by approximately 2-1/2 months the annual  reduction in the revolving  credit  facility set forth in the credit  agreement.  The $30 million  reduction  resulted in our revolving credit facility becoming $290 million (comprised of a revolving credit facility of $190 million and a $100 million  term loan).  At July 1, 2005,  we had  approximately
$12.6 million of borrowings  available under the credit facility (as adjusted by the waiver agreement discussed above).

On September 15, 2005, we received a waiver which extended  through December 16,
2005,  from our bank group for all covenants for which we were not in compliance that were contained in our credit agreement for the fiscal periods ended July 1,
2005 and September 30, 2005.

The following table shows our contractual  payment obligations for our long-term debt and future purchase  obligations as of September 30, 2005 before the impact of our March 2006 refinancing  discussed below.  Interest is calculated based on the contractual loan maturity at the interest rate (6.8%) in effect at September
30, 2005. (in thousands):

Payments Due by Period
                                                                   Less than           1-3         4-5          After
Certain Contractual Obligations                         Total         1 year         years       years        5 years
--------------------------------                        -----         ------         -----       -----        -------

Long-term debt                                     $  281,652      $   5,646    $  276,006     $     -        $     -
Interest payments                                      19,180         19,022           158           -              -
Operating leases                                        3,253          1,098         1,932         223              -
Supply agreement                                        2,800            700         2,100           -              -
Unconditional durum wheat and semolina
       purchase obligations                            23,514         16,514         3,000       2,000          2,000
                                                   ----------      ---------    ----------     -------        -------

Total contractual cash obligations                 $  330,399      $  42,980    $  283,196     $ 2,223        $ 2,000
                                                   ==========     ==========    ==========     =======        =======

On December 15, 2005, we received a waiver from our bank group for all covenants for which we were not in compliance that were contained in our credit agreement.
The waiver extended through March 16, 2006 and related to various  covenants for the third and fourth  fiscal  quarters of the year ended  September 30, 2005 and the first and second fiscal quarters of fiscal year ending September 29, 2006.

Pursuant to amendments and waivers  discussed  above, we were in compliance with the restrictive covenants as of September 30, 2005 and October 1, 2004.

On March 13, 2006, we entered into a new $295 million,  five-year  senior credit facility. The new facility replaces our $290 million senior credit facility that would have expired on October 2, 2006.

The new credit  facility  is  comprised  of a $265  million  term loan and a $30 million revolving credit facility.  The facility is secured by substantially all of our assets and  provides  for  interest  at either  LIBOR rate plus 600 basis points or at an  alternate  base rate  calculated  as prime  rate plus 500 basis points.  The facility has a five-year  term  expiring in March 2011 and does not require any scheduled principal payments. Principal pre-payments are required if certain  events  occur in the  future,  including  the sale of  certain  assets, issuance of equity and the  generation  of "excess cash flow" (as defined in the credit agreement).

Our new credit facility  contains  restrictive  covenants  which include,  among other things,  financial  covenants  requiring  minimum and cumulative  earnings levels and  limitations  on the payment of  dividends,  stock  purchases and our ability to enter into  certain  contractual  arrangements.  We do not  currently expect  these  limitations  to have a material  effect on business or results of operations.

On March 14, 2007, the Company and its lenders agreed to an amendment to the new credit facility.  Under the amended credit facility, we were required to deliver our fiscal year 2005 and fiscal year 2006 audited  financial  statements  to the lenders by December  31,  2007.  If we did not, we could have been in default of this  covenant and could have been subject to default  interest.  The  amendment also provided for a lower interest rate spread upon delivery of such statements.
The  amendment  also  allowed  us to make a  one-time  $10.0  million  voluntary pre-payment of the term loan without incurring a pre-payment  penalty,  which we did in March 2007.

On December 27, 2007,  the Company and its lenders agreed to an amendment to the new credit  facility.  Under the amended  credit  facility,  we are  required to deliver our fiscal year 2005, 2006 and 2007 audited financial  statements to the lenders by June 30, 2008.  If we do not, we could be in default of this covenant and could be subject to default  interest.  The  amendment  also  provides for a lower interest rate spread upon delivery of such statements.

At this time, the current and projected borrowings under our new credit facility do not exceed  the  facility's  available  commitment.  Absent  any  significant increases in our  historical  levels of  professional  fees and  indemnification obligations  expenditures,  we believe that net cash  expected to be provided by operating activities and the cash available through our existing credit facility will be  sufficient  to meet our expected  capital and  liquidity  needs for the foreseeable future.

The following table shows our contractual  payment obligations for our long-term debt and future  purchase  obligations  as of September  29,  2006.  Interest is calculated  based on the contractual loan maturity at the interest rate (11.25%)
in effect at September 29, 2006. (in thousands):

   Payments Due by Period
                                                                      Less than          1-3          4-5     After 5
   Certain Contractual Obligations                           Total       1 year        years        years       years
   --------------------------------                          -----       ------        -----        -----       -----

   Long-term debt                                        $ 262,282    $   1,782     $      -    $  260,500    $     -
   Interest payments                                       131,290       29,545       88,545        13,200          -
   Operating leases                                          2,155          941        1,207             7          -
   Supply agreement                                          2,618        1,218        1,400             -          -
   Unconditional durum wheat and semolina
         purchase obligations                               29,955       23,955        3,000         2,000       1,000
                                                         ---------    ---------     --------    ----------    --------

   Total contractual cash obligations                    $ 428,300    $  57,441     $ 94,152    $  275,707    $  1,000
                                                         =========    =========     ========    ==========    ========

The Company was in compliance with the restrictive covenants as of September 29,
2006.

Impact of Recent Accounting Pronouncements

In November 2004, the Financial  Accounting  Standards  Board (FASB) issued SFAS
No. 151,  "Inventory  Costs,  an amendment of ARB 43, Chapter 4". This Statement amends the guidance in ARB No. 43,  Chapter 4,  "Inventory  Pricing," to clarify the accounting for abnormal amounts of idle facility expense,  freight, handling costs, and wasted material  (spoilage) so as to require such costs to be treated as current  period  charges.  In  addition,  this  Statement  requires  that the allocation of fixed  overhead  costs to the  inventoriable  production  costs be based on the normal  capacity of the  production  facilities.  The provisions of this Statement are effective for inventory  costs  incurred  during fiscal years beginning  after June 15, 2005.  The adoption did not have a material  impact on the Company's consolidated financial statements.

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-Based
Payment,"  ("SFAS No.  123R").  In April  2005,  the SEC adopted a new rule that amends the effective  date of SFAS No. 123R.  Under this new rule, we must adopt
SFAS No. 123R effective January 1, 2006 or earlier. This statement requires that the costs of  employee  share-based  payments  be  measured at fair value on the awards'  grant  date and be  recognized  in the  financial  statements  over the requisite  service period.  SFAS No. 123R amends SFAS No. 95, "Statement of Cash
Flows," to require  that excess tax  benefits  be  reported as a financing  cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified  prospective  application whereby compensation cost for the portion of the awards for which the requisite service has not yet been rendered that are outstanding  as of the  adoption  date  will be  recognized  over the  remaining service  period.  The  compensation  cost for that portion of the awards will be based on the  grant-date  fair value of those awards as calculated for pro forma disclosures under SFAS No. 123 as originally  issued.  All new awards and awards that are  modified,  repurchased,  or cancelled  after the adoption date will be accounted for under the  provisions  of SFAS No. 123R.  The second method is the modified retrospective application,  which requires that we restate prior period financial  statements.  The modified  retrospective  application  may be applied either to all prior  periods  or only to prior  interim  periods  in the year of adoption of this statement.  We have adopted the modified prospective transition method  effective as of October 1, 2005. The impact of adopting SFAS No. 123R in fiscal year 2006 was $1,761,000.

In May  2005,  the FASB  issued  SFAS No.  154,  "Accounting  Changes  and Error
Corrections", which requires that voluntary changes in accounting principles are to be  applied  retrospectively  to  prior  financial  statements.  See Item - 8
Financial  Statements and Supplementary Data - footnote 4 with respect to change in accounting for certain warehousing costs.

In June 2006, the FASB issued Financial Accounting Board Interpretation  ("FIN")
No. 48,  "Accounting for Uncertainty in Income Taxes-an  interpretation  of FASB
Statement  No.  109."  FIN  No.  48  provides  a  comprehensive  model  for  the recognition, measurement and disclosure in the financial statements of uncertain tax  positions  taken  or  expected  to be taken on a tax  return.  Adoption  is required for fiscal years  beginning  after  December 15, 2006. The Company will adopt FIN No. 48  effective  September  29, 2007,  the  beginning of fiscal year
2008. As of the date of this filing,  the Company is in the process of analyzing the impact of adoption on FIN No. 48 on our financial statements.

In September  2006, the SEC issued Staff  Accounting  Bulletin  ("SAB") No. 108,
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in the Current Year Financial  Statements." SAB No. 108 was issued to address  diversity in the practice of  quantifying  materiality  of financial
statement   misstatements.   Prior  practice   allowed  for  the  evaluation  of
materiality  on the basis of either  (1) the error  quantified  as the amount by which the current year income statement was misstated ("rollover method") or (2)
the cumulative  error  quantified as the cumulative  amount by which the current years balance sheet was misstated ("iron curtain method"). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality ("dual approach").  There are no significant or material matters warranting our further consideration  under  the  provisions  of SAB No.  108  for  fiscal  year  ended
September 30, 2005.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS
No. 157 defines fair value,  establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair  value  measurements.  SFAS No.  157 does not  require  any new fair  value measurements  in financial  statements,  but  standardizes  its  definitions and guidance in GAAP. Thus, for some entities, the application of this statement may change current  practice.  SFAS No. 157 will be effective  beginning  January 1,
2008. We are currently evaluating the impact that adoption of this statement may have on our financial position, results of operations, income per share and cash flows.

In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial  Assets and Financial  Liabilities".  SFAS No. 159 permits entities to choose to measure many financial  instruments,  and certain other items, at fair value.  SFAS No. 159 applies to reporting  periods  beginning after November 15,
2007.  Management  believes the adoption of this  pronouncement  will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business  Combinations".  This
statement   establishes  a  framework  to  disclose  and  account  for  business combinations.  The  adoption  of the  requirements  of  SFAS  No.  141R  applies prospectively  to business  combinations for which the acquisition date is on or after  fiscal  years  beginning  after  December  15,  2008 and may not be early adopted.  Management believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

In March  2008,  the FASB issued SFAS No.  161,  "Disclosures  about  Derivative
Instruments and Hedging Activities - An Amendment of SFAS No. 133". SFAS No. 161
requires  enhanced   disclosures  about  an  entity's   derivative  and  hedging
activities,  including how an entity uses derivative instruments, how derivative instruments  and  related  hedged  items are  accounted  for under SFAS No. 133,
"Accounting  for  Derivative  Instruments  and  Hedging  Activities",   and  how
derivative  instruments  and related  hedged items affect an entity's  financial position,  financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial  statements  issued for fiscal years beginning after
November 15, 2008,  and interim  periods  within those fiscal  years.  We do not expect  the  adoption  of  SFAS  No.  161  to  have  a  material  impact  on our consolidated financial statements.

Off-Balance Sheet Arrangements

At September 30, 2005, we had no off-balance sheet arrangements that have or are likely to have a material  current or future effect on our financial  condition, revenues, expenses, results of operations,  liquidity, capital expenditures,  or capital resources.

Effect of Inflation

During  fiscal  year  2003,  inflation  did not have a  material  effect  on our business.  In fiscal  years  2005 and 2004,  we  experienced  inflationary  cost increases  in certain  operating  costs,  including  raw  materials,  utilities, freight, insurance and benefit costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal  exposure to market risk  associated  with  financial  instruments relates to interest  rate risk  associated  with variable  rate  borrowings  and foreign  currency  exchange rate risk  associated  with borrowings and purchases from foreign  subsidiaries  denominated in a foreign  currency.  We occasionally utilize simple derivative  instruments such as interest rate swaps to manage our mix of fixed and floating  rate debt.  We had various  fixed  interest rate swap agreements with an aggregate  notional  amount of $110.0 million  outstanding at
September  30,  2005.  The  estimated  fair  value  of the  interest  rate  swap agreements was $0.9 million and  approximates the amount we would be required to pay to terminate the swap  agreements at September  30, 2005.  Average  interest rates on borrowings  under our credit facility were 6.8% in fiscal year 2005. If interest rates had been 100 basis points  higher,  our annual  interest  expense would have increased $1.0 million,  assuming comparable  borrowing levels during the year.

At September  30,  2005,  we had a net  investment  in our Italy  operations  of
(euro)30.0  million ($36.5  million).  During the term of our credit facility in place at September 30, 2005, we  historically  managed our net investment in our foreign  subsidiaries with euro borrowings under the credit facility in the U.S.
At September 30, 2005, long-term debt includes obligations of (euro)59.2 million
($71.2  million).  Interest on our Euro debt is at  variable  rates and based on
Euribor  market  rates.  Changes in the U.S.  dollar  equivalent  of  euro-based borrowings are recognized in current earnings during the period of change.

The  functional  currency for our Italy  operations is the Euro.  Our net annual transactional  exposure is approximately  (euro)6.0  million ($7.7 million).  We have  minimal  transactional  exposure  to various  other  European  currencies, primarily the British  pound.  We frequently use forward  purchase  contracts to manage these  exposures.  At  September  30, 2005,  we had  outstanding  forward contracts of (euro)6.0 million ($7.9 million).

We have  forward  contracts  for a certain  portion  of our future  durum  wheat requirements.  These  contracts are set price  contracts to deliver grain to our mill, and are not derivative in nature as they have no net settlement  provision and are not transferable. We have exposure to certain commodity fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY
                   Index to Consolidated Financial Statements

                                                                                   Page

     Report  of  Independent  Registered  Public  Accounting  Firm  on  Internal
          Controls Over Financial Reporting                                          61

     Report of Independent Registered Public Accounting Firm on the Consolidated
          Financial Statements                                                       62

     Consolidated  Balance  Sheets at  September  30,  2005 and  October 1, 2004
          (restated)                                                                 63

     Consolidated  Statements  of Operations  for the years ended  September 30,
          2005, October 1, 2004 (restated) and October 3, 2003 (restated)            64

     Consolidated  Statements  of  Stockholders'  Equity  for  the  years  ended
          September 30, 2005, October 1, 2004 (restated) and October 3, 2003
          (restated)                                                                 65

     Consolidated  Statements  of  Comprehensive  Income  for  the  years  ended
          September 30, 2005, October 1, 2004 (restated) and October 3, 2003
          (restated)                                                                 66

     Consolidated  Statements  of Cash Flows for the years ended  September  30,
          2005, October 1, 2004 (restated) and October 3, 2003 (restated)            67

     Notes to Consolidated Financial Statements                                      69

     Schedule II Valuation and Qualifying Accounts                                  134

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

     We were engaged to audit American  Italian Pasta  Company's,  (the Company)
internal  control over  financial  reporting as of September 30, 2005,  based on criteria  established in Internal  Control--Integrated  Framework  issued by the
Committee  of  Sponsoring  Organizations  of the Treadway  Commission.  American
Italian Pasta  Company's  management is responsible  for  maintaining  effective internal  control  over  financial  reporting,  and  for its  assessment  of the effectiveness  of internal  control  over  financial  reporting  included in the accompanying  Management's Report on Internal Control over Financial  Reporting.
Our  responsibility  is to express an opinion on the Company's  internal control over  financial  reporting  based  on our  audit.  We  conducted  our  audit  in accordance with the standards of the Public Company  Accounting  Oversight Board
(United States).

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

     Because  of its  inherent  limitations,  internal  control  over  financial reporting  may not prevent or detect  misstatements.  Also,  projections  of any evaluation  of  effectiveness  to future  periods  are  subject to the risk that controls may become  inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

     Because the Company was not able to complete the  documentation and testing of its internal controls over financial  reporting as of September 30, 2005, and we were  unable  to  apply  other  procedures  to  satisfy  ourselves  as to the effectiveness of the Company's  internal control over financial  reporting,  the scope of our work was not  sufficient  to  enable us to  express,  and we do not express,  an opinion on the effectiveness of the Company's internal control over financial reporting.

     Management  has  identified  the  following  material  weaknesses:  (1) the
Company did not maintain an effective control  environment based on the criteria established  in the COSO  framework,  (2) the Company did not maintain  adequate
policies  and  procedures   related  to  initiating,   authorizing,   recording,
processing  and  reporting  transactions,  (3)  the  Company  did  not  maintain effective  internal  control  over  financial  reporting in the  accounting  for
revenues;   inventory  costs;  promotional  allowances  and  customer  deduction receivables;  operating costs recorded as plant and equipment;  property,  plant and equipment; brand acquisitions;  deferred expenses, accruals and other items;
stock-based  compensation;  hedging  activities;  and foreign currency gains and losses,  (4) the Company did not have an adequate tax accounting  function,  (5)
the Company did not perform a timely and complete  preparation and review of the consolidated  financial statements,  (6) the Company did not operate an adequate internal  audit  function  and  (7)  the  Company  did  not  maintain  effective disclosure  controls and procedures.  A material weakness is a deficiency,  or a combination of deficiencies,  in internal control over financial reporting, such that  there is a  reasonable  possibility  that a material  misstatement  of the
Company's  annual or  interim  financial  statements  will not be  prevented  or detected on a timely basis. The presence of a material weakness would preclude a conclusion that internal  control over financial  reporting is effective.  These material  weaknesses  were  considered in determining  the nature,  timing,  and extent of audit tests applied in our audit of the 2005 financial statements.

                                            /s/ Ernst & Young LLP
Kansas City, Missouri
June 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

      We have audited the accompanying  consolidated  balance sheets of American
Italian  Pasta  Company (the  Company) as of  September  30, 2005 and October 1,
2004,  and the related  consolidated  statements  of  operations,  stockholders'
equity,  comprehensive income, and cash flows for each of the three years in the period  ended  September  30,  2005.  Our audits  also  included  the  financial statement schedule listed in the Index at Item 15(a). These financial statements
and  schedule  are  the   responsibility  of  the  Company's   management.   Our
responsibility  is to  express  an opinion  on these  financial  statements  and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of American
Italian  Pasta  Company at  September  30,  2005 and  October  1, 2004,  and the
consolidated  results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S.  generally accepted  accounting  principles.  Also, in our opinion,  the related  financial
statement  schedule,   when  considered  in  relation  to  the  basic  financial
statements  taken as a whole,  presents  fairly  in all  material  respects  the information set forth therein.

     As discussed  in Note 3, the  consolidated  balance  sheet as of October 1,
2004  and the  related  consolidated  statements  of  operations,  stockholders'
equity,  comprehensive  income,  and cash flows for each of the two years in the period ended October 1, 2004 have been restated.

     As  discussed  in Note 4 to the  financial  statements,  in fiscal 2005 the
Company retrospectively changed its method of accounting for inventoriable costs related to certain storage and warehousing costs.

      We were engaged to audit,  in accordance  with the standards of the Public
Company  Accounting  Oversight  Board  (United  States),  the  effectiveness  of
American Italian Pasta Company's internal control over financial reporting as of
September   30,   2005,    based   on   criteria    established    in   Internal
Control--Integrated   Framework   issued   by  the   Committee   of   Sponsoring
Organizations  of the  Treadway  Commission  and our report dated June 12, 2008, expressed a disclaimer of opinion thereon.

                                            /s/ Ernst & Young LLP

Kansas City, Missouri
June 12, 2008

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                                              September 30, 2005      October 1, 2004
                                                                                                        (Restated)
 ASSETS
 Current assets:
      Cash and temporary investments                                                    $ 11,911              $  2,712
      Trade and other receivables, net                                                    33,913                41,141
      Inventories                                                                         47,287                57,145
      Prepaid expenses and other current assets                                            8,629                 9,498
      Deferred income taxes                                                                2,774                 6,404
                                                                                       ---------              --------
 Total current assets                                                                    104,514               116,900
 Property, plant and equipment, net                                                      360,740               384,327
 Brands and trademarks                                                                    88,750               178,736
 Other assets                                                                             17,922                 8,348
                                                                                       ---------              --------
 Total assets                                                                          $ 571,926             $ 688,311
                                                                                       =========             =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                                  $ 18,232              $ 38,832
      Accrued expenses                                                                    20,411                19,823
      Current portion of deferred revenues                                                    99                    99
      Income taxes payable                                                                 1,155                     -
      Current maturities of long-term debt                                                 5,646                 2,040
                                                                                       ---------              --------
 Total current liabilities                                                                45,543                60,794
 Long-term debt, less current maturities                                                 276,006               286,795
 Deferred income taxes                                                                    38,756                46,916
 Litigation settlement                                                                    25,000                     -
 Deferred revenue, less current portion                                                      595                   694
                                                                                       ---------              --------
 Total liabilities                                                                       385,900               395,199
 Commitments and contingencies
 Stockholders' equity:
      Preferred stock, $.001 par value:
          Authorized shares - 10,000,000                                                       -                     -
          Issued and outstanding shares - none
      Class A common stock, $.001 par value:
          Authorized shares - 75,000,000                                                      21                    20
          Issued and outstanding shares - 20,566,711 and 18,433,113, respectively, at September 30, 2005; 20,233,835 and
               18,108,139, respectively, at October 1, 2004
      Class B common stock, par value $.001
          Authorized shares - 25,000,000                                                       -                     -
          Issued and outstanding - none
      Additional paid-in capital                                                         243,708               240,249
      Treasury stock, 2,133,598 shares in 2005 and                                      (51,817)              (51,657)
          2,125,696 shares in 2004, at cost
      Unearned compensation                                                                (738)               (2,240)
      Accumulated other comprehensive income                                               8,705                10,043
      Retained earnings (deficit)                                                       (13,853)                96,697
                                                                                       ---------              --------
 Total stockholders' equity                                                              186,026               293,112
                                                                                       ---------              --------
 Total liabilities and stockholders' equity                                             $571,926              $688,311
                                                                                       =========              ========
          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                    Year Ended               Year Ended             Year Ended
                                                                September 30, 2005        October 1, 2004        October 3, 2003
                                                                ------------------        ---------------        ---------------
                                                                                             (Restated)             (Restated)
     Revenues                                                       $    364,159            $   392,702            $   399,367
     Cost of goods sold                                                  300,151                320,851                304,228
                                                                    ------------            -----------            -----------
     Gross profit                                                         64,008                 71,851                 95,139

     Selling and marketing expense                                        20,342                 27,155                 21,649
     General and administrative expense                                   23,198                 21,277                 17,517
     Litigation settlement                                                14,000                      -                      -
     Impairment charges to brands and trademarks                          88,550                    132                      -
     Losses related to long-lived assets                                   9,759                  1,099                     41
     Provision for (recovery from) restructuring expense                   (554)                  2,868                      -

     Acquisition and plant start-up expenses                                   -                    240                  4,047
                                                                    ------------            -----------            -----------
     Operating profit (loss)                                            (91,287)                 19,080                 51,885
     Interest expense, net                                                16,234                 10,990                 12,937
     Other (income) expense, net                                         (3,544)                  2,518                  6,871
                                                                    ------------            -----------            -----------

     Income (loss) before income taxes                                 (103,977)                  5,572                 32,077
     Income tax provision (benefit)                                      (3,730)                  1,513                 11,357
                                                                    ------------            -----------            -----------
     Net income (loss)                                              $  (100,247)            $     4,059            $    20,720
                                                                    ============            ===========            ===========

     Net income (loss) per common share (basic)                     $     (5.49)            $      0.22            $      1.16

     Weighted-average common shares outstanding                           18,247                 18,043                 17,833
                                                                    ============            ===========            ===========

     Net income (loss) per common share
     (assuming dilution)                                            $     (5.49)            $      0.22             $     1.12

     Weighted-average common shares outstanding
     (including dilutive securities)                                      18,247                 18,562                 18,508
                                                                    ============            ===========             ==========

     Cash dividend declared per common share                            $ 0.5625            $    0.3750             $        -
                                                                    ============            ===========             ==========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                                                          Year Ended             Year Ended          Year Ended
                                                                      September 30, 2005      October 1, 2004      October 3, 2003
                                                                      ------------------      ---------------      ---------------
                                                                                                    (Restated)          (Restated)
     Class A Common Shares
            Balance, beginning of year                                             20,234                20,064             19,677
            Issuance of shares of common stock                                        333                   170                387
                                                                                ---------             ---------          ---------
            Balance, end of year                                                   20,567                20,234             20,064
                                                                                =========             =========          =========

     Class A Common Shares - par value
            Balance, beginning of year                                            $    20              $     20            $    20
            Issuance of shares of common stock                                          1                     -                  -
                                                                                ---------             ---------          ---------
            Balance, end of year                                                  $    21              $     20            $    20
                                                                                =========             =========          =========

     Additional Paid-in Capital
            Balance, beginning of year                                          $ 240,249            $  232,417          $ 218,595
            Cancellation of shares of restricted stock                              (100)                 (197)              (256)
            Issuance of shares of common stock                                      3,953                 4,555             12,012
            Re-measurement of restricted stock                                    (1,222)                 (587)                 67
            Issuance and termination of compensatory stock options                   (63)                 (107)              (272)
            Stock based compensation                                                  891                 3,858                774
            Tax benefit from stock compensation                                         -                   310              1,497
                                                                                ---------             ---------          ---------
            Balance, end of year                                                $ 243,708            $  240,249          $ 232,417
                                                                                =========            ==========          =========

     Treasury Stock, at cost
            Balance, beginning of year                                          $(51,657)            $ (46,585)         $ (34,394)
            Purchases of treasury stock                                             (160)               (5,072)           (12,191)
                                                                                ---------             ---------          ---------
            Balance, end of year                                               $ (51,817)            $ (51,657)         $ (46,585)
                                                                               ==========            ==========         ==========

     Unearned Compensation
            Balance, beginning of year                                         $  (2,240)            $  (1,124)         $  (1,483)
            Cancellation of shares of restricted stock                                100                   197                256
            Issuance of shares of common stock                                      (234)               (2,416)              (514)
            Re-measurement of restricted stock                                      1,222                   587               (67)
            Issuance and termination of compensatory stock options                     63                   107                272
            Earned compensation                                                       351                   409                412
                                                                                ---------             ---------          ---------
            Balance, end of year                                                $   (738)            $  (2,240)          $ (1,124)
                                                                                =========            ==========          =========

     Accumulated Other Comprehensive Income
            Foreign currency translation adjustment:
            Balance, beginning of year                                          $  10,043            $    6,563          $   (485)
            Change during the period                                              (1,338)                 3,480              7,048
                                                                                ---------             ---------          ---------
            Balance, end of year                                                $   8,705            $   10,043          $   6,563
                                                                                =========            ==========          =========

     Retained Earnings
            Balance, beginning of year                                          $  96,697             $  99,402           $ 78,682
            Net income (loss)                                                   (100,247)                 4,059             20,720
            Dividends declared                                                   (10,303)               (6,764)                 -
                                                                                ---------             ---------          ---------
            Balance, end of year                                                $(13,853)             $  96,697          $  99,402
                                                                              ===========             =========          =========

     Total Stockholders' Equity                                                 $186,026              $ 293,112          $ 290,693
                                                                              ===========             =========          =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                    Year Ended              Year Ended             Year Ended
                                                                September 30, 2005        October 1, 2004        October 3, 2003
                                                                ------------------        ---------------        ---------------
                                                                                            (Restated)              (Restated)

     Net income (loss)                                              $  (100,247)              $  4,059               $  20,720

     Other comprehensive income (loss):

             Foreign currency translation adjustments                    (1,338)                 3,480                   7,048
                                                                    ------------             ---------               ---------

     Comprehensive income (loss)                                    $  (101,585)              $  7,539                $ 27,768
                                                                    ============              ========                ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                   Year Ended            Year Ended         Year Ended
                                                               September 30, 2005     October 1, 2004    October 3, 2003
                                                               ------------------     ---------------    ---------------
                                                                                         (Restated)         (Restated)
OPERATING ACTIVITIES:
Net income (loss)                                                   $ (100,247)            $  4,059          $ 20,720
Adjustments to reconcile net income (loss) to net cash
       provided by operations:

       Depreciation and amortization                                     25,132              24,956            22,868
       Amortization of deferred financing fees                            2,051               1,026               838
       Non cash litigation settlement                                    14,000                   -                 -
       Impairment charges to brands and trademarks                       88,550                 132                 -
       Losses related to long-lived assets                                9,759               1,099                41
       Losses related to disposition of spare parts                       1,223                 804               654
       Provision for doubtful accounts                                    1,806                 656               370
       Provision for inventory obsolescence                              12,155               1,948               999
       Stock-based compensation expense                                   1,242               4,267             1,186
       Tax benefit from stock compensation                                    -                 310             1,497
       Deferred income tax (benefit) expense                            (4,452)               3,032            11,347
       (Gain)   loss   related   to   interest   rate   swap
       transactions                                                     (1,671)             (2,122)             1,517
       (Gain) loss related to euro debt borrowing                       (3,640)               2,808             6,799
       Changes in operating assets and liabilities:
           Trade and other receivables                                    4,392               1,015             1,724
           Inventories                                                  (2,338)              12,116          (20,905)
           Prepaid expenses and other current assets                        586               2,135             1,466
           Accounts payable and accrued expenses                       (19,303)            (11,834)            16,393
           Income taxes                                                   1,126                 471           (5,685)

           Other                                                          (686)             (1,783)               287
                                                                     -----------          ---------        ----------
Net cash provided by operating activities                                 29,685             45,095            62,116

INVESTING ACTIVITIES:
Purchase of pasta brands                                                      -             (2,115)          (54,383)
Additions to property, plant and equipment                             (12,379)            (19,405)          (40,276)
Proceeds from disposal of property, plant and equipment                   1,107                   2                 9
                                                                     -----------          ---------        ----------
Net cash used in investing activities                                  (11,272)            (21,518)          (94,650)

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                           79,962              39,500            89,000
Principal payments on debt                                             (80,760)            (56,170)          (55,492)
Dividends declared and paid                                            (10,303)             (6,764)                 -
Proceeds from issuance of common stock net of issuance costs              3,719               2,139             6,498
Purchase of treasury stock                                                (160)             (1,072)          (12,191)
Deferred financing costs                                                (1,677)               (877)           (1,253)
                                                                     -----------          ---------        ----------

Net cash provided by (used in) financing activities                     (9,219)            (23,244)            26,562
Effect of exchange rate changes on cash                                       5                  78                 1
                                                                     -----------          ---------        ----------
Net increase (decrease) in cash and temporary investments                 9,199                 411           (5,971)
Cash and temporary investments, beginning of year                         2,712               2,301             8,272
                                                                     -----------          ---------        ----------
Cash and temporary investments, end of year                            $ 11,911            $  2,712          $  2,301
                                                                     ===========          =========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $ 13,019            $  9,659          $ 12,295
                                                                     ===========          =========        ==========
Cash paid for income taxes                                             $    378            $  1,379          $  2,358
                                                                     ===========          =========        ==========
Cash received from income taxes                                        $  2,105            $  2,337          $     33
                                                                     ===========          =========        ==========
Accrual for common stock to be issued in litigation settlement         $ 14,000            $      -          $      -
                                                                     ===========          =========        ==========
Note payable exchanged for treasury stock                              $      -            $  4,000          $      -
                                                                     ===========          =========        ==========
Pasta brands acquired in exchange for common stock                     $      -                   -          $  5,000
                                                                     ===========          =========        ==========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

1.    DESCRIPTION OF THE BUSINESS

American Italian Pasta Company (the "Company") is a Delaware  corporation  which began  operations in 1988. The Company  believes it is the largest  producer and marketer of dry pasta in North  America by volume and as of  September  30, 2005 had  manufacturing  and distribution  facilities  located in Excelsior  Springs,
Missouri,  Columbia, South Carolina, Kenosha, Wisconsin,  Tolleson, Arizona, and
Verolanuova, Italy.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated  financial statements include the accounts of the Company and all majority  owned  subsidiaries.  All  significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company's fiscal year ends on the last Friday of September or the first Friday of October,  resulting in a 52- or 53-week year depending on the  calendar.  The  Company's  first  three  quarters  end on the  Friday  last preceding December 31, March 31 and June 30 or the first Friday of the following month of each  quarter.  Fiscal  years  2005 and 2004 were 52 weeks and ended on
September  30, 2005 and  October 1, 2004.  The 2003 fiscal year was 53 weeks and ended on October 3, 2003.

Revenue Recognition - Sales of the Company's products are recognized as revenues upon transfer of title to the customer  which is typically  upon delivery at the customers' place of business.  Promotional  allowances  related to the Company's sales  are  recorded  at the time  revenue  is  recognized  and  reflected  as a reduction of revenues on the accompanying consolidated statements of operations.
Such allowances, where applicable, are estimated based on anticipated volume and promotional spending with specific customers. The Company recognizes revenue for subsidy  offset  payments from the Department of Commerce (See Note 12) when the amount and the right to receive payment can be reasonably determined.

Foreign  Currency  - The  Company's  functional  currency  is the  U.S.  dollar, whereas,  the Company's foreign  operations utilize the Euro as their functional currency.  Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency,  assets and liabilities of the
Company's  foreign  operations are translated at fiscal year-end  exchange rates and income and expenses are  translated at the  weighted-average  exchange rates for the fiscal year.  Foreign  currency gains and losses  resulting from foreign currency  transactions  are included in  consolidated  operations in the year of occurrence.  The Company realized foreign currency transaction gains (losses) of
$3.5 million,  $(2.5) million and $(6.9) million for fiscal year 2005,  2004 and
2003,  respectively,  and are reflected in the Statement of Operations under the caption other income,  net. These amounts include the gains/(losses)  related to
the   Company's   foreign   currency   forward   exchange   contracts   and  its
euro-denominated debt, discussed below.

Use of Estimates - The  preparation of financial  statements in conformity  with accounting  principles  generally  accepted in the United  States  requires  the
Company to make estimates and  assumptions  that affect the amounts  reported in the financial  statements and  accompanying  notes.  Actual results could differ from those estimates.

Risks and  Uncertainties  - The Company  grants credit to certain  customers who meet the Company's  pre-established credit requirements.  Generally, the Company does not require  collateral  when trade credit is granted to customers.  Credit losses are provided for in the financial  statements  when  determined  and have generally  been within  management's  expectations.  The  allowance for doubtful accounts  at  September  30,  2005  and  October  1,  2004  was  $2,116,000  and
$1,351,000,  respectively  and is  netted  against  accounts  receivable  in the consolidated balance sheet.  Uncollectible  accounts are written-off against the allowance for doubtful  accounts after  collection  efforts have been exhausted.
For the fiscal  years 2005,  2004 and 2003,  bad debt  expense  was  $1,806,000,
$656,000 and $370,000,  respectively. At September 30, 2005 and October 1, 2004,
26% and 17%,  respectively,  of trade  and other  receivables  were due from two customers.

Pasta is made from  semolina  milled from durum wheat and the Company  mills the wheat into semolina at certain of its plants.  Durum wheat is a narrowly  traded commodity  crop.  The Company  attempts to mitigate  some of the effect of durum wheat cost  fluctuations  through  forward  purchase  contracts and raw material cost-based  pricing  agreements  with certain of its  customers.  The  Company's commodity  procurement and pricing  practices are intended to reduce the risk of durum wheat cost increases on profitability, but also may temporarily affect the timing of the  Company's  ability  to benefit  from  possible  durum  wheat cost decreases for such contracted quantities.

Derivative  Instruments - Statement of Financial  Accounting  Standards ("SFAS")
No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging  Activities",
requires  companies to recognize all of their  derivative  instruments as either assets or  liabilities  in the balance sheet at fair value.  The  accounting for changes in the fair value  (i.e.  gains or  losses) of a  derivative  instrument depends on whether it has been  designated  and  qualifies  as part of a hedging relationship  and  further,  on the  type of  hedging  relationship.  For  those derivative instruments that are designated and qualify as hedging instruments, a company must  designate the hedging  instrument,  based upon the exposure  being hedged,  as  either a fair  value  hedge,  cash  flow  hedge or a hedge of a net investment  in a  foreign  operation.  Since  none of the  Company's  derivative instruments  were  designated as hedges in accordance with or met the continuing effectiveness  requirements of SFAS No. 133 to qualify for hedge accounting, the gain or loss for each  derivative  instrument is recognized in current  earnings during the period of change.

Managing Cash Flow Risks - To protect against changes in the value of forecasted foreign currency cash inflows and outflows,  the Company manages portions of its financial  transactions  denominated  in the Euro and British Pound with forward contracts.  At September 30, 2005, the Company had forward contracts with a fair value of  $(597,000)  reflected  in its  consolidated  balance  sheets under the caption accrued expenses.  At October 1, 2004, the Company had forward contracts with a fair value of $280,000 reflected in its consolidated balance sheets under the caption  prepaid  expenses  and other  current  assets.  The  settlement  of derivative  contracts is reflected in the consolidated  statements of cash flows as an operating cash flow.

The Company has also entered into interest rate swap agreements that effectively convert a portion of its floating-rate  debt to a fixed-rate basis over the term of the related  debt,  thus  minimizing  the impact of interest  rate changes on future  interest  expense.  Approximately  40%  ($110,000,000)  of the Company's
outstanding  debt is  being  managed  with  interest  rate  swap  agreements  at
September 30, 2005.

Managing  Currency Risk Associated  with the Investment in Foreign  Operations -
The Company  manages the currency risk associated with its net investment in its foreign subsidiaries with euro-denominated  borrowings under its credit facility in the U.S. At September  30,  2005,  long-term  debt  includes  obligations  of
(euro)59,200,000  ($71,200,000)  which  exceeded the net investment in its Italy operations  of  (euro)30,045,000  ($36,513,000).  Changes  in  the  U.S.  dollar equivalent of these  euro-based  borrowings are recorded as a component of other expense in the consolidated statements of operations.

Financial   Instruments  -  The  carrying  value  of  the  Company's   financial
instruments,   including  cash  and  temporary  investments,   trade  and  other
receivables,   accounts   payable  and  long  term  debt,  as  reported  in  the
accompanying  consolidated  balance  sheets at September 30, 2005 and October 1,
2004,  approximates  fair value.  The estimated  fair value of the interest rate swap  agreements  outstanding  at  September  30,  2005 and  October  1, 2004 of
approximately $878,000 and ($1,670,000), respectively, is the approximate amount the  Company  would be  required  to  receive  or (pay)  to  terminate  the swap agreements at September 30, 2005 and October 1, 2004, respectively.

Cash and Temporary  Investments - Cash and temporary investments include cash on hand,  amounts  due from  banks and highly  liquid  marketable  securities  with maturities of three months or less at the date of purchase.

Inventories - Inventories are carried at standard costs adjusted for capitalized variances,  which  approximate  the  lower of cost,  determined  on a  first-in, first-out  (FIFO)  basis,  or  market.  The  Company  periodically  reviews  its inventory for slow-moving,  damaged or discontinued  items and provides reserves to reduce such items  identified  to their  recoverable  amount.  See Note 4 for discussion of change in accounting principle related to the method of accounting for warehousing costs.

Property,   Plant  and  Equipment  -  Capital  additions  and  improvements  are
classified  as  property,   plant  and  equipment  and  are  recorded  at  cost.
Depreciation   is  calculated  for  financial   statement   purposes  using  the
straight-line  method over the  estimated  useful  life of the related  asset as follows:

                                                           Number of Years
     Land improvements                                         28 - 40
     Buildings                                                 30 - 40
     Plant and mill equipment                                  10 - 30
     Furniture, fixtures and equipment                          5 - 10

Plant and mill equipment also includes spare parts, recorded at lower of average cost or realizable  value,  which parts are not  depreciated,  but expensed when placed in service.  The Company  periodically reviews its spare parts for excess and  obsolete  items  and  provides  reserves  to  reduce  such  items  to their recoverable  amounts. At September 30, 2005 and October 1, 2004, the reserve was
$1.3 million and $0.4 million, respectively.

Brands and  Trademarks - In  accordance  with SFAS No. 142,  "Goodwill and Other
Intangible  Assets," the Company does not amortize the cost of intangible assets with indefinite lives, such as its brands and trademarks.  SFAS No. 142 requires that the Company perform certain fair value based tests of the carrying value of indefinite lived intangible  assets at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully  recoverable.  These impairment tests are impacted by judgments as to future cash flows and other considerations.  If such assets are considered to be impaired,  the  impairment  to be  recognized is measured by the amount by which the  carrying  amount of the assets  exceeds the fair value of the assets.
Assets to be disposed of are  reported  at the lower of the  carrying  amount or fair value less costs to sell. See Note 9,  Acquisitions - Brands and Trademarks for a discussion of charges to income for brand impairments.

Other Long Lived  Assets - In  accordance  with SFAS No.  144,  "Accounting  for
Impairment or Disposal of  Long-lived  Assets," the Company  reviews  long-lived assets for impairment whenever events or changes in circumstances  indicate that the carrying  amount of an asset may not be recoverable.  The Company  evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are  considered  to be  impaired,  the  impairment  to be  recognized  is measured by the amount by which the  carrying  amount of the assets  exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In conjunction  with the  restructuring  and  rightsizing  program,  the Company temporarily suspended full operations at its Kenosha,  Wisconsin,  manufacturing facility in the fourth  fiscal  quarter of 2004 and then  partially  reactivated this facility in October 2004. In fiscal year 2006, the Company decided to close the Kenosha  plant.  The Kenosha plant and remaining  assets were sold in fiscal year 2006 and a pre-tax  loss of  $15,566,000  was  recorded in fiscal year 2006 related to the  closing and sale.  Until the shut down of its Kenosha  plant the
Company  purchased  semolina  for that plant from Horizon  Milling,  LLC under a long-term supply agreement. In August 2006, the Company advised Horizon that the economic and business circumstances had changed since commencement of the supply agreement,  that it was invoking the material  adverse  effect  provision of the supply agreement and that it had sold the facility.  Horizon made a demand for a purchase  deficiency of $0.5 million from the contract year ending September 30,
2006,  and asserted that an  additional  deficiency of $2.1 million will be owed through  September  2009.  Horizon  has  asserted  its claims in an  arbitration proceeding  for which a hearing was held  November 13 and 14, 2007.  On December
21, 2007, the arbitrator ruled in favor of Horizon.  The Company is obligated to satisfy its minimum  purchase  requirements  for the purchase  deficiencies  for fiscal years 2006 and 2007 totaling $1.2 million and purchase  deficiencies  for fiscal  years  2008 and 2009  totaling  $1.4  million,  which will be due at the conclusion of the respective  fiscal years. As a result,  the Company recorded a
$2.6 million liability related to the cancellation of the durum supply agreement in fiscal year 2006.

Income  Taxes - The Company  accounts for income  taxes in  accordance  with the method  prescribed by SFAS No. 109,  "Accounting  for Income  Taxes." Under this method,  deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured  using the  enacted  tax rates and laws that will be in effect when the differences  are expected to reverse.  Deferred  tax assets are  evaluated as to future  realization  and valuation  allowances  are  established as necessary to reduce  the assets to  amounts  that are more  likely  than not  expected  to be realized in accordance with SFAS No. 109 requirements.

Stock Options - The Company has elected to follow  Accounting  Principles  Board
Opinion ("APB") No. 25,  "Accounting for Stock Issued to Employees," and related
Interpretations  in accounting for its  stock-based

compensation  plans and has adopted the pro forma  disclosure only provisions of
SFAS No. 123 "Accounting for  Stock-Based  Compensation"  as amended by SFAS No.
148,  "Accounting  for  Stock-Based  Compensation - Transition and  Disclosure".
Under APB No. 25, stock-based compensation awards to employees are recognized at their intrinsic value on the date of grant. Accordingly, when the exercise price of the  Company's  employee  stock  options is equal to the market  price of the underlying stock on the date of grant no compensation expense is recognized; and
when the exercise price is less than the market price on the  measurement  date, compensation  expense is  recorded to the extent of this price  difference.  The
Company  maintains  certain   restricted  stock  compensation  plans  for  which
employees  are allowed to elect to have taxes  withheld at amounts  greater than minimum  required  amounts on vested shares through the Company's  repurchase of shares,  triggering  variable  accounting  treatment.  Compensation  expense  is adjusted  quarterly  by the  Company  for these  variable  awards to reflect the current market price.

The Company has modified certain  stock-based  compensation awards in connection with the termination of certain  employees.  At the  modification  date of these awards,  the Company  applies  the  provisions  of APB No. 25 and  related  FASB
Interpretation No. 44,  "Stock-Based  Compensation" and EITF No. 00-23,  "Issues
Related to the  Accounting for Stock  Compensation  under APB Opinion No. 25 and
FASB  Interpretation No. 44", which generally require the intrinsic value of the award to be recognized as compensation expense on the date of modification.

In addition, the Company has granted stock-based  compensation awards to certain non-employee  consultants.  The Company  follows the guidance in EITF No. 96-18,
"Accounting for Equity  Instruments  That Are Issued to Other Than Employees for
Acquiring,  or in Conjunction with Selling,  Goods or Services".  Under EITF No.
96-18, non-employee stock-based compensation awards are recognized at their fair values, as determined by the Company using a Black-Scholes binomial model.

The pro forma information  regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock options  under the fair value  method of SFAS No. 123.  The fair value for these options was estimated at the date of grant using a Black-Scholes binomial option pricing model with the following weighted-average assumptions:

                                            Risk-Free     Dividend                 Expected Life     Black Scholes
                                          Interest Rate     Yield     Volatility      (years)           Values
                                          -------------- ------------ ------------ --------------- ------------------
   Fiscal Year 2003 Weighted Average          3.10%         0.0%         39.5%          5.9             $ 16.69
   Fiscal Year 2004 Weighted Average          3.51%         2.0%         35.7%          4.8             $  9.60
   Fiscal Year 2005 Weighted Average          3.93%         2.0%         34.9%          4.3             $  7.99

The Company's pro forma information follows (in thousands,  except for per share information):

                                                        September 30, 2005      October 1, 2004      October 3, 2003
                                                        ------------------      ---------------      ---------------
                                                                                   (restated)           (restated)
Net income (loss) as reported                                $ (100,247)              $  4,059            $ 20,720
Total stock based compensation expense
   included  in  net  income,  net  of  related  tax
   effects                                                         1,242                 2,682                 746
Deduct stock based compensation expense
   determined  under fair value based method for all
   awards, net of related tax effects                            (5,877)               (2,903)             (5,588)
                                                             -----------           -----------          ----------

Pro forma net income (loss)                                  $ (104,882)           $     3,838          $   15,878
                                                             ===========           ===========          ==========

Basic earnings (loss) per share:
   As reported                                             $      (5.49)         $        0.22          $     1.16
   Pro forma                                               $      (5.75)         $        0.21          $     0.89
Diluted earnings (loss) per share:
   As reported                                             $      (5.49)         $        0.22          $     1.12
   Pro forma                                               $      (5.75)         $        0.21          $     0.86

The weighted  average fair value of options granted was $7.99 and $9.60, for the years ended September 30, 2005 and October 1, 2004, respectively.

See Impact of Recent  Accounting  Pronouncements  below  regarding the Company's adoption of SFAS No. 123R in fiscal year 2006 and the prospective  impact on net income (loss).

Advertising  Costs -  Advertising  costs are expensed as  incurred.  Advertising costs were  $3,294,000  in fiscal year 2005,  $8,012,000 in fiscal year 2004 and
$3,111,000 in fiscal year 2003.

Shipping and Handling  Costs - Costs  incurred  related to shipping and handling are included in cost of goods sold in the Company's  consolidated  statements of operations.

Net  Income  (Loss) Per Common  Share - Net  income  (loss) per common  share is calculated using the  weighted-average  number of common shares and, in the case of  diluted  net  income  per share,  common  equivalent  shares,  to the extent dilutive,  outstanding  during the periods.  There were no dilutive  securities, consisting  of options  (see Note 15),  included in the  calculation  of diluted weighted  average  common shares for fiscal year 2005,  519,000 shares in fiscal year 2004 and 675,000 shares in fiscal year 2003.

Antidilutive  shares for fiscal year 2005 was 1,714,054 with prices ranging from
$21.88 - $43.32.  Antidilutive  shares for fiscal  year 2004 was  805,866,  with prices  ranging from $34.62 - $44.30.  Antidilutive  shares for fiscal year 2003 was 342,666, with prices ranging from $40.10 - $48.30.

Impact of Recent  Accounting  Pronouncements.  In November  2004,  the Financial
Accounting  Standards Board ("FASB") issued SFAS No. 151,  "Inventory  Costs, an amendment of ARB 43, Chapter 4". This  Statement  amends the guidance in ARB No.
43,  Chapter 4,  "Inventory  Pricing,"  to clarify the  accounting  for abnormal amounts of idle facility expense,  freight,  handling costs, and wasted material
(spoilage) so as to require such costs to be treated as current period  charges.
In addition, this Statement requires that the allocation of fixed overhead costs to the  inventoriable  production  costs be based on the normal  capacity of the production  facilities.  The  provisions  of this  Statement  are  effective for inventory  costs incurred during fiscal years beginning after June 15, 2005. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-Based
Payment,"  ("SFAS No.  123R").  In April  2005,  the SEC adopted a new rule that amends the  effective  date of SFAS No. 123R.  Under this new rule,  the Company must adopt SFAS No. 123R  effective  January 1, 2006 or earlier.  This statement requires  that the costs of  employee  share-based  payments be measured at fair value on the awards' grant date and be  recognized  in the financial  statements over the requisite service period.  SFAS No. 123R amends SFAS No. 95, "Statement of Cash  Flows," to require  that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified  prospective  application whereby compensation cost for the portion of the awards for which the requisite service has not yet been rendered that are outstanding  as of the  adoption  date  will be  recognized  over the  remaining service  period.  The  compensation  cost for that portion of the awards will be based on the  grant-date  fair value of those awards as calculated for pro forma disclosures under SFAS No. 123 as originally  issued.  All new awards and awards that are  modified,  repurchased,  or cancelled  after the adoption date will be accounted for under the  provisions  of SFAS No. 123R.  The second method is the modified  retrospective  application,  which  requires that the Company  restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this  statement.  The Company  adopted the  modified  prospective transition  method  effective as of October 1, 2005. The impact of adopting SFAS
No. 123R in fiscal year 2006 was an increase to expense of $1,761,000.

In May  2005,  the FASB  issued  SFAS No.  154,  "Accounting  Changes  and Error
Corrections",  which requires that voluntary changes in accounting principle are to be applied  retrospectively  to prior financial  statements.  See Note 4 with respect to change in accounting for certain warehousing costs.

In June 2006, the FASB issued Financial Accounting Board Interpretation  ("FIN")
No. 48,  "Accounting for Uncertainty in Income Taxes-an  interpretation  of FASB
Statement  No.  109."  FIN  No.  48  provides  a  comprehensive

model  for  the  recognition,   measurement  and  disclosure  in  the  financial
statements  of uncertain  tax  positions  taken or expected to be taken on a tax return. Adoption is required for fiscal years beginning after December 15, 2006.
The Company will adopt FIN No. 48 effective September 29, 2007, the beginning of fiscal year 2008.  As of the date of this filing,  the Company is in the process of analyzing the impact of adoption on FIN No. 48 on its financial statements.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior
Year Misstatements when Quantifying  Misstatements in the Current Year Financial
Statements."  SAB No. 108 was issued to address  diversity  in the  practice  of quantifying  materiality of financial  statement  misstatements.  Prior practice allowed for the  evaluation of  materiality on the basis of either (1) the error quantified  as the  amount  by which  the  current  year  income  statement  was misstated  ("rollover  method") or (2) the  cumulative  error  quantified as the cumulative  amount by which the current years balance sheet was misstated ("iron curtain method").  The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality ("dual approach"). There are no significant or material  matters  warranting  the  Company's  further  consideration  under the provisions of SAB No. 108 for fiscal year ended September 30, 2005.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS
No. 157 defines fair value,  establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair  value  measurements.  SFAS No.  157 does not  require  any new fair  value measurements  in financial  statements,  but  standardizes  its  definitions and guidance in GAAP. Thus, for some entities, the application of this statement may change current  practice.  SFAS No. 157 will be effective  beginning  January 1,
2008.  The Company is  currently  evaluating  the impact  that  adoption of this statement may have on its financial position, results of operations,  income per share and cash flows.

In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial  Assets and Financial  Liabilities".  SFAS No. 159 permits entities to choose to measure many financial  instruments,  and certain other items, at fair value.  SFAS No. 159 applies to reporting  periods  beginning after November 15,
2007.  Management  believes the adoption of this  pronouncement  will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business  Combinations" ("SFAS
No. 141R").  This Statement  establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS No. 141R applies prospectively  to business  combinations for which the acquisition date is on or after  fiscal  years  beginning  after  December  15,  2008 and may not be early adopted.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In March  2008,  the FASB issued SFAS No.  161,  "Disclosures  about  Derivative
Instruments and Hedging Activities - An Amendment of SFAS No. 133". SFAS No. 161
requires  enhanced   disclosures  about  an  entity's   derivative  and  hedging
activities,  including how an entity uses derivative instruments, how derivative instruments  and  related  hedged  items are  accounted  for under SFAS No. 133,
"Accounting  for  Derivative  Instruments  and  Hedging  Activities",   and  how
derivative  instruments  and related  hedged items affect an entity's  financial position,  financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial  statements  issued for fiscal years beginning after
November 15, 2008, and interim  periods  within those fiscal years.  The Company does not expect the  adoption  of SFAS No. 161 to have a material  impact on its consolidated financial statements.

3.  RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

In the summer of 2005,  management  undertook  an  assessment  of the  Company's internal  control  environment as part of its review to ensure  compliance  with
Sarbanes Oxley and concluded that certain assets and liabilities as reflected on its historical financial statements should be adjusted,  which adjustments would materially impact its previously  reported net income for certain periods.  As a result of these findings and other information provided by employees,  the Audit
Committee  engaged  independent  counsel  to assist in  conducting  an  internal investigation.  On August 9, 2005,  the Company  announced  the  pendency of the ongoing internal investigation,  financial statement adjustments then known, the possibility of additional  adjustments,  and the fact that the adjustments  were being assessed as to whether they were a result of changes in estimates or prior errors requiring restatement.

On October 27,  2005,  the Company  announced  that  previously  issued  audited consolidated  financial  statements for the fiscal years 2002, 2003 and 2004 and unaudited consolidated financial statements for the first two quarters of fiscal year 2005 should be restated to correct certain errors contained  therein and, accordingly,  that such consolidated  financial statements should no longer be relied upon.

On  June  9,  2006,  the  Company   announced  that  previously  issued  audited
consolidated  financial  statements  for fiscal  years  2000 and 2001  should be restated to correct certain errors contained  therein and,  accordingly,  should not be relied upon.

The Audit  Committee  conducted its  investigation  from July 15, 2005,  through
August 31, 2007. That investigation included the collection, review and analysis of hundreds of thousands of documents.  In addition,  the investigation included interviews with 56 present and former  employees,  including senior  management, accounting personnel, and others. Although several former employees chose not to discuss historical  accounting  matters with the Audit Committee  investigators, the  investigation  received the  cooperation of all current  employees and most former employees.  The Audit Committee investigation pursued all matters that it had a basis to believe  required  examination (or which might reasonably lead to additional matters requiring examination) and which could have a material impact on the fair  presentation  of financial  statements and selected  financial data presented  in this Form 10K (fiscal  years 2001  through  2005) of the  Company.
Those issues  included  accounting for spare parts,  capitalization  of expenses related  to  the  construction  and  operating  start-up  costs  of  plants  and
equipment,   revenue   recognition,   promotional  expenses  and  other  accrued
liabilities, customer agreements, accounting for stock-based compensation, hedge transactions,  foreign  currency  gains and  losses,  deferred  expenses,  brand acquisitions  and  inventory,  among  other  issues  reflected  in the  restated
financials.

The  Audit  Committee's   investigation  identified  prior  financial  statement
inaccuracies  due  to  control  environment  weaknesses,  poor  record  keeping,
unsupported   journal  entries   recorded  to  the  general  ledger,   recording
transactions  without economic  substance,  incorrect  application of accounting principles,  and failure to adjust the accounts for required  amounts.  Based on these findings,  the Audit Committee concluded that the financial statements for fiscal  years  prior to 2005 and the first  two  quarters  of  fiscal  year 2005 contained errors.  Accordingly,  the Audit Committee recommended  adjustments to these prior financial  statements and certain  remedial  measures to address the internal control environment weaknesses.

The  following  summarizes  the  impact  of the  restatements  on the  Company's
Consolidated  Statement of Operations  for the periods  noted,  and for retained earnings as of September 28, 2002,  and should be read in  conjunction  with the accompanying consolidated financial statements and notes thereto. The cumulative net reduction in net income for the Restatement was $63.2 million and the change in accounting was $0.8 million, as discussed in Note 4. The restatement includes
$42.3 million  reduction to beginning  retained  earnings at September 28, 2002, the first day of fiscal  year  2003,  $0.3  million  increase  in net income for fiscal  year 2004,  and $21.2  million  reduction  in net income for fiscal year
2003.  The change in  accounting  includes  $0.9 million  reduction to beginning retained earnings at September 28, 2002, the first day of fiscal year 2003, $0.8 million increase in net income for fiscal year 2004, and $0.7 million  reduction in net income for fiscal year 2003. Diluted net income per share as restated and after giving effect to the change in accounting increased by $0.06 and decreased by $1.19  for  fiscal  years  2004 and  2003,  respectively.  The  impact of the
Restatement  decreased  revenues for fiscal years 2004 and 2003 by $24.7 million and $39.5 million, respectively, and decreased revenues for the first and second fiscal  quarters  of 2005 by $6.2  million  and $6.4  million,  respectively.  A substantial  portion  of the  adjustments  to  revenues  relate  to  promotional allowances  previously recorded as selling and marketing expenses.  In addition, after giving  effect of both the  Restatement  and change in  accounting,  total assets, total liabilities and total shareholders' equity at October 1, 2004 were decreased by $60.1 million, $10.7 million and $49.4 million, respectively:

                                                                    Fiscal Year Ended            Cumulative

                                                                                                   Effect
                                                         October 1, 2004      October 3, 2003    Prior Years
                                                         ---------------      ---------------    -----------
                                                              (in thousands, except per share amounts)
Retained earnings as of September 28, 2002, as
    previously reported                                                                           $  121,862
                                                                                                  ----------

Net income, as previously reported                          $    2,989            $   42,633
                                                            ----------            ----------

Restatement adjustments increases (decreases) to income
related to:
   Accounting for revenues                                       2,410                 (740)         (4,611)
   Accounting for inventory costs                                5,786               (6,521)         (4,486)
   Accounting for promotional allowances                         2,055               (2,408)         (4,149)
   Operating costs recorded as plant and equipment             (2,708)               (6,089)        (22,158)
   Accounting for property, plant and equipment                (2,468)                   362         (7,261)
   Accounting for brand acquisitions                           (1,570)               (4,464)         (4,049)
   Accounting for stock-based compensation                     (3,557)                 (882)         (5,585)
   Accounting for deferred expenses, accruals and other items      516               (1,253)         (3,648)
   Hedge accounting                                              (686)               (8,316)         (4,198)
   Foreign currency gain (loss)                                    412                 (179)           (885)
                                                            ----------            ----------      ----------
   Total restatement adjustments                            $      190            $ (30,490)      $ (61,030)
   Income tax provision (benefit)                                (112)               (9,258)        (18,735)
                                                            ----------            ----------      ----------
Impact of restatement items, net of taxes                   $      302            $ (21,232)      $ (42,295)
                                                            ----------            ----------      ----------
   Net income, after restatement adjustments,
         before changes in accounting for inventory costs   $    3,291            $   21,401

   Impact of change in accounting (1)                       $    1,222            $  (1,083)      $  (1,408)
   Income tax provision (benefit)                                  454                 (402)           (523)
                                                            ----------            ----------      ----------
   Impact of change in accounting, net of taxes             $      768            $    (681)      $    (885)
                                                            ----------            ----------      ----------

   Net income, as restated and after change in accounting   $    4,059            $   20,720
                                                            ==========            ==========

Retained earnings as of September 28, 2002,
         as restated, and after change in accounting                                              $   78,682
                                                                                                  ==========
Net income per common share (basic):
         As previously reported                             $     0.17            $    2.39
         Impact of restatement items, net of taxes                0.02                (1.19)
         Impact of change in accounting, net of taxes             0.04                (0.04)
                                                            ----------            ----------
         As restated, and after change in accounting        $     0.22            $    1.16
                                                            ==========            ==========
Net income per common share (assuming dilution):
         As previously reported                             $     0.16            $    2.31
         Impact of restatement items, net of taxes                0.02                (1.15)
         Impact of change in accounting, net of taxes             0.04                (0.04)
                                                            ----------            ----------
As restated, and after change in accounting                 $     0.22            $    1.12
                                                            ==========            ==========
-----------------------------

     (1)  The Company  has  determined  to change its  accounting  to  recognize certain  warehousing  costs  as  period  expenses  rather  than  as  a capitalized cost of inventory as more fully discussed in Note 4 to the
          Consolidated  Financial  Statements  included in Item 8. The change in accounting is a voluntary change and not a correction of an error, and has been  applied  retroactively  to prior  years.  The  effect of the change has been  included in the above table solely to  reconcile  net income as previously  reported to net income as restated (and adjusted for the change in accounting).

The  balance  as  previously  reported  and  the  restatement   adjustments  for
Additional Paid-in Capital were $213,671,000 and $4,924,000, respectively, as of
September 28, 2002, the first day of fiscal year 2003. The balance as previously
reported  and  the  restatement   adjustments  for  Unearned  Compensation  were
$(940,000) and $(543,000), respectively, as of September 28, 2002, the first day of fiscal year 2003. The balance as previously reported and the restatement adjustments for Accumulated Other Comprehensive  Income (loss) were $(1,611,000)
and $1,126,000,  respectively, as of September 28, 2002, the first day of fiscal year 2003.  The changes are due  primarily to  accounting  for stock options and other restatement adjustments as discussed below.

Accounting for revenues:

The  Company  determined  that it had  recorded  certain  revenues  prior to the completion of the earnings  process.  The principal areas of adjustment  include recognition  of  revenues  prior  to  shipment  of  products  to  customers  and recognition  of  revenues  upon  shipment  but  prior  to  transfer  of title to customers.  The Company also determined that revenue was incorrectly  recognized prior to being earned,  based on the provisions of contractual  agreements  with certain  customers,  generally  related  to future  price  increases,  estimated customer  returns  and  allowances  not  recorded  at the  date of sale  and for transactions not deemed to have economic  substance.  Adjustments were also made to correctly  classify  vendor  rebates as  reductions to cost of sales that had been previously  recorded as revenues.  Other  adjustments  pertain primarily to reclassification  of previously  reported  amounts from foreign  subsidiaries to conform with  classifications  of amounts presented in fiscal year 2005. As part of the Restatement  process,  the Company  determined  that certain  promotional allowances  historically  recorded as selling and marketing expenses should have been  reflected as reductions in revenues.  The following  table  summarizes the components of these restatement adjustments (in thousands):

                                                                      2004              2003     Prior Years
                                                                      ----              ----     -----------
                                                                                Increase (decrease)
       Revenues
       Shipping cut-off and title transfer                      $     5,940        $   (2,405)    $  (6,467)
       Contractual arrangements with customers                           99              (383)       (1,518)
       Returns and allowances                                         (176)                293         (561)
       Transactions without economic substance                        (346)                  -             -
       Vendor rebates                                                     -              (750)             -
       Other                                                            748              (469)         (396)
       Promotional allowances                                      (30,917)           (35,763)             -
                                                                -----------        -----------    ----------
           Total change in revenues                             $  (24,652)        $  (39,477)    $  (8,942)
                                                                -----------        -----------    ----------
       Cost of goods sold
       Shipping cut-off and title transfer                      $     3,491        $   (1,828)    $  (4,071)
       Returns and allowances                                          (88)                  -             -
       Vendor rebates                                                     -              (750)             -
       Other                                                            310              (410)         (158)
                                                                -----------        -----------    ----------
       Total changes in cost of goods sold                      $     3,713        $   (2,988)    $  (4,229)
                                                                -----------        -----------    ----------
       Selling and marketing expenses
       Transactions without economic substance                  $     (346)        $         -    $        -
       Other                                                            563                 28             -
       Promotional allowances                                      (30,917)           (35,763)             -
                                                                -----------        -----------    ----------
       Total change in selling and marketing expense            $  (30,700)        $  (35,735)    $        -
                                                                -----------        -----------    ----------

       Other expense line items                                 $      (75)        $      (14)    $    (102)
                                                                -----------        -----------    ----------
       Impact on income (loss) before taxes                     $     2,410        $     (740)    $  (4,611)
                                                                ===========        ===========    ==========

The  reduction  in  revenues  related  to  the   classification  of  promotional
allowances and the  reclassification of previously reported amounts from foreign subsidiaries  have no impact on previously  reported net income,  and therefore, the above table summarizing the components of these restatement adjustments does not include amounts for years prior to fiscal year 2003.

Accounting for inventory costs:

As part of the Audit Committee  investigation,  the Company undertook a complete review of its policies and procedures related to accounting for inventory costs.
As a result,  the Company  determined that certain errors requiring  restatement were made, principally related to the incorrect inclusion of intercompany profit and  non-manufacturing  period costs in inventory,  errors in the calculation of carrying costs for foreign produced inventories,  understatement of reserves for unsaleable  low carb  inventory,  and errors in the  calculation  of capitalized manufacturing  variances,

some of which were  previously  considered  immaterial.  The  effects of certain other restatement  adjustments affecting  inventoriable costs are also presented as a separate adjustment to capitalized  manufacturing  variances. The following table reflects the impact to income (loss) before taxes (in thousands):

                                                                        2004           2003      Prior Years
                                                                        ----           ----      -----------
                                                                                Increase (decrease)
              Elimination of period costs from inventory costs       $   2,697    $   (2,138)     $     (1,411)
              Correction of capitalized manufacturing cost variances     3,021        (3,340)              (37)
              Provision for unsaleable low carb inventory               (1,146)            -                 -
              Incorrect inclusion of intercompany profit in and
                  other errors in the carrying cost of foreign
                  produced finished goods held in the United States        803          (543)           (2,151)
              Adjustments to inventory cost resulting from other
                  restatement adjustments                                  411          (500)             (887)
                                                                     ----------   ------------   --------------
                                                                     $   5,786     $   (6,521)    $     (4,486)
                                                                     ==========   ============   ==============

The above adjustments were recorded in the Consolidated Statements of Operations in the following line items (in thousands):

           Cost of goods sold                                        $   (9,184)   $    3,798     $     (4,742)
           General and administrative expenses                            3,398         2,723             9,228
                                                                    ------------ -------------     ------------
           Net increase (decrease) in expenses                       $   (5,786)   $    6,521     $       4,486
                                                                    ============  ============    =============

Accounting for promotional allowances:

As  part  of  the  Audit   Committee   investigation,   the  Company   evaluated
contemporaneous  documentation  from prior years  indicating  that the Company's
allowances   for  customer   promotion  of  its  products  were  under  accrued.
Additionally,  promotional  allowances taken by customers as deductions  against accounts receivable in prior years were incorrectly reestablished as receivables even though  collection  was  improbable,  thereby  overstating  both  operating profits  and  receivables.  The  following  table  reflects  the impact of these adjustments to income (loss) before taxes (in thousands):

                                                                  2004            2003      Prior Years
                                                                  ----            ----      -----------
                                                                        Increase (decrease)
         Correction to recognize trade promotion expense
                  in the proper periods                     $     740     $       839       $   (4,149)

         Correction to recognize customer deductions in
                  the proper periods                            1,315          (3,247)               -
                                                            ----------    -----------       -----------
                                                            $    2,055    $    (2,408)       $  (4,149)
                                                            ==========    ============       ==========

The above adjustments were recorded in the Consolidated Statements of Operations in the following line items (in thousands):

         Selling and marketing expenses                     $    (998)    $     2,408      $     4,149
         General and administrative expenses                   (1,057)              -                -
                                                                -------             -                -
              Net increase (decrease) in expenses           $   (2,055)   $      2,408     $     4,149
                                                            ===========   ============     ===========

Operating  costs  recorded as plant and equipment and  accounting  for property, plant and equipment:

The Company determined that certain historical  operating costs were incorrectly capitalized as long-lived assets,  principally equipment and information systems software.  The more  significant  amounts  incorrectly  capitalized  related  to internal labor charges,  plant operating costs that were capitalized rather than
recorded  as  production  costs,  and  payments  to  third  party  vendors.   In
determining the amount of the adjustments for internal labor costs,  the Company reversed  unsupported  or erroneous  entries and  recalculated  the  appropriate amounts  to  capitalize  for

internal labor related to the  construction of long-lived  assets or information system  software  development.  The amount of  recalculated  internal  labor now included  as fixed  asset  additions  is $503 and $709 in fiscal  years 2004 and
2003, respectively. Plant start-up operating costs adjustments pertain primarily to conversion costs, other than internal labor charges  capitalized,  beyond the point when the assets were ready for their intended use. After adjustments,  the amounts  capitalized  are now $71 in fiscal  year  2004 and $552 in fiscal  year
2003. The Company believes that related amounts  remaining  capitalized in prior years are not  material  to the  Company's  financial  position  nor its  annual depreciation  charge.  Other  transactions  of an  isolated  nature and  certain payments to third party  vendors,  unrelated to the  construction  of long-lived assets, were incorrectly  capitalized as plant and equipment. As a result of the
incorrect   capitalization   of  operating  costs,   capitalized   interest  for
construction in progress was also  overstated.  The following table reflects the impacts of these adjustments to income (loss) before taxes recorded  principally to cost of goods sold and interest expense (in thousands):

                                                                  2004                2003       Prior Years
                                                                  ------              ----       -----------
                                                                        Increase (decrease)
     Internal labor                                            $ (1,540)         $ (2,724)         $(11,725)
     Plant start-up operating costs                                 (23)           (2,219)           (3,902)
     Payment to third party vendors                                (315)             (642)           (3,092)
     Excess capitalized interest                                   (327)             (448)           (3,153)
     Other incorrectly capitalized operating expenses              (503)              (56)             (286)
                                                               ---------         ---------         ---------
                                                               $ (2,708)         $ (6,089)         $(22,158)
                                                               =========         =========         =========

The Company also  determined  that other aspects of its accounting for plant and equipment  were  incorrect,  and  that its  internal  accounting  controls  were inadequate  to timely  recognize  and  record  transactions  or other  necessary adjustments  related to property and  equipment.  Adjustments  to spare parts, a component of plant and  equipment,  resulted from a complete  physical  count of spare  parts in 2005,  and the  subsequent  investigation  of a shortage of such parts compared to contemporaneous general ledger balances. The Company undertook a  comprehensive  review  of  the  accounting  for  spare  parts  and  estimated restatement  amounts for prior  years.  Additionally,  the Company was unable to verify the  reliability  of and  identify  support for an  historical  valuation measurement  used to  estimate  the actual  cost of freight  and  related  costs incurred in connection  with the purchase of spare parts.  Adjustments  to prior years results were recalculated.  The adjustments related to spare parts freight and related costs amount to an increase (decrease) to income before income taxes of $(84) and $(123) in fiscal years 2004 and 2003, respectively,  and $(880) for prior years  cumulatively.  Dies used in the  manufacture  of various  shapes of pasta are a component of plant and  equipment  and the Company  determined  that obsolescence write offs,  resulting from a discontinuation of product shape, had not been  timely  recognized.  In 2005,  the Company  also  undertook a physical identification  of plant and equipment and determined that it had not recognized the  disposition or impairment  charges of assets no longer owned or in service.
The  Company  has  determined  the  periods in which such  charges  should  have occurred  and has  reflected  the  recalculated  gains or losses  in the  proper periods.  This  adjustment also includes a correction of a prior year entry that incorrectly  recorded  a group of assets at an amount  greater  than the cost of acquisition.  Certain of the adjustments to plant and equipment  described above have the effect of requiring a  recalculation  and  restatement of  depreciation expense.  The Company also  determined  that its  depreciation  methods had been applied  inconsistently  and  that  depreciation  on new  construction  had been deferred  in error.  The  cumulative  impacts on  depreciation  expense  for all restatement  entries  to plant  and  equipment,  as well as for  inaccurate  and inconsistent  methods of depreciation  are also included in the table below. The following table reflects the impact of these adjustments to income (loss) before taxes (in thousands):

                                                                                                         Prior
                                                                   2004                2003              Years
                                                                   ----                ----              -----
                                                                          Increase (decrease)
     Spare parts                                               $  (804)             $ (654)          $ (2,439)
     Obsolete dies                                                    -                (40)                  -
     Disposition, impairments and cost adjustments              (1,128)                (88)            (3,682)
     Cumulative impacts on depreciation expense                   (536)               1,144            (1,140)
                                                               --------              ------          ---------
                                                               $(2,468)              $  362          $ (7,261)
                                                               ========              ======          ========

Accounting for brand acquisitions:

In the course of the Audit  Committee  investigation,  the Company  reviewed the
accounting  for  its  brand   acquisitions  and  determined  that  amounts  were
incorrectly  capitalized  for the following  reasons:  reserves for  promotional expenses  were  recorded  as an  acquisition  cost and used to  absorb  customer deductions  unrelated  to  pre-acquisition  liabilities,  employee  compensation primarily  in the form of  bonuses  were  incorrectly  capitalized  as a cost of acquisition,  post acquisition  operating  expenses were understated when actual costs  incurred  were applied  against  reserves  incorrectly  recorded in brand acquisitions and operating costs were  understated and brand  intangible  assets were overstated in connection with certain  contractual  arrangements  deemed to not have had economic  substance.  The  following  table  reflects the impact of these adjustments on income (loss) before taxes (in thousands):

                                                                     2004                2003        Prior Years
                                                                     ----                ----        -----------
                                                                          Increase (decrease)
         Reserves for promotional expenses                       $      -           $ (2,636)       $  (1,100)
         Employee compensation                                      (418)                   -          (1,082)
         Reserves for post acquisition operating cost               (152)                   -          (1,867)
         Transactions with no economic substance                  (1,000)             (1,828)                -
                                                                 --------           ---------       ----------
                                                                                                             -
                                                                 $(1,570)           $ (4,464)       $   (4,049)
                                                                 ========           =========       ===========

Accounting for stock-based compensation:

In the course of the Audit  Committee  investigation  and the  restatement,  the
Company  undertook a review of its accounting for  stock-based  compensation  to determine if stock option grants and restricted  stock awards had been accounted for in  accordance  with APB  Opinion  No. 25  "Accounting  for Stock  Issued to
Employees" and related accounting  literature  including FASB Interpretation No.
44 "Accounting for Certain  Transactions  Involving Stock Compensation" and EITF
No. 00-23 "Issues  Related to the  Accounting for Stock  Compensation  under APB
Opinion No. 25 and FASB  Interpretation  No. 44", among others. The scope of the review  included  reviews  by  Company  management,  Company  counsel  and other consultants of substantially all such stock-based  compensation issued since the
Company's initial public offering in 1997 as well as certain stock option grants prior to that date, principally to officers.

During this review,  various adjustments were identified to properly account for stock-based  compensation as originally issued and thereafter as required by the accounting  pronouncements  referenced  above.  Adjustments were made for errors related  to the  non-recognition  of  compensation  costs upon  modification  of vesting and exercise periods of stock option and restricted stock awards related to the termination or change in employment status of certain employees,  and the misapplication  of accounting  principles  related to non-employee  stock option grants.  Other  adjustments were made based on  interpretation  of available but incomplete  documentation  concerning  certain  grant dates  originally  used to account for the award that are now not able to be substantiated when compared to the dates of approval by the  Compensation  Committee,  Board of  Directors,  or
other designee,  as evidenced by currently  existing meeting minutes,  unanimous written consents or other  documentation.  In addition,  variable accounting had not been applied to  restricted  stock awards where  recipients  were allowed to elect to have taxes withheld at amounts greater than minimum required amounts on vested shares through the Company's repurchase of shares.

The  errors  noted  above  affected  officers  of the  Company  as well as other employees  receiving  stock  options  and  restricted  stock  awards  related to employment agreements,  new hires, promotions and incentives,  and other general grants issued periodically by the Company. The adjustments related to the use of incorrect grant dates were  principally  attributed to situations where the date of award  approval  and the date of the  underlying  events  to which  the award related  were  not both  given  appropriate  consideration  in  determining  the measurement  date of the award,  particularly  on those awards  associated  with newly hired employees or those  associated with new employment  agreements.  The following table reflects the impact of these adjustments on income (loss) before taxes (in thousands):

                                                                       2004           2003       Prior Years
                                                                       ----           ----       -----------
                                                                           Increase (decrease)
         Modifications to stock-based compensation of
             terminated employees and those with
             changes in employment status                     $    (3,577)      $   (414)      $    (3,363)
         Incorrect grant dates                                       (110)          (223)             (304)
         Non-employee grants                                          (10)            (3)           (1,797)
         Effects of variable accounting on restricted
             stock awards                                              140          (242)             (121)
                                                              ------------      ---------      ------------
                                                              $    (3,557)      $   (882)      $    (5,585)
                                                              ============      =========      ============

Accounting for deferred expenses, accruals, and other items:

The Company  undertook a review of its current asset and liability  accounts and has made corrections, some of which were previously considered to be immaterial.
The principal restatements of the current liabilities relate to under accrual of interest expense, plant utility expense, and property taxes and over accruals of employee  compensation and unvouchered  receipts.  The correction of prepaid and other assets relates primarily to an incorrect and unsupported entry to increase die inserts,  unsupported  deferral of package  design  amortization,  incorrect deferral of professional fees and other expenses, and inaccurate amortization of an upfront  payment made to secure a  multi-year  purchasing  commitment  from a customer.  The  adjustment  to correct  receivables  relates to various  entries incorrectly  recorded to increase  non-trade  receivables for amounts either not earned  or not  considered  to meet  the  definition  of an  asset,  as well as, unreconciled  differences  between the subsidiary  ledger and the general ledger balances. The following table reflects the impact of these adjustments on income
(loss) before taxes (in thousands):

                                                                       2004           2003       Prior Years
                                                                       ----           ----       -----------
                                                                                Increase (decrease)
     Current liability accounts                                    $     374        $ (651)         $ (972)
     Prepaid and other assets accounts                                    36        (1,221)         (1,820)
     Non-trade receivables                                               110            619         (1,028)
     Other                                                                (4)             -             172
                                                                   ----------       -------         -------
                                                                   $     516        $(1,253)        $(3,648)
                                                                   ==========       ========        =======

Hedge accounting:

The  Company   determined   that  certain   accounting  for  financial   hedging
transactions accounted for under SFAS No. 133 should be reversed due to the lack
of  required   contemporaneous   documentation   supporting  the  initial  hedge
designation  and  continuing  effectiveness  of the hedges  during  the  periods affected.  The Company,  after a thorough search, has been unable to locate such documentation,  and therefore revised the accounting to reflect gains and losses as  interest  expense  for  interest  rate swaps and other  expense  for foreign
currency  forward   exchange   contracts  and   euro-denominated   debt  in  the
Consolidated  Statements of Operations and reversed amounts previously  recorded as changes in other comprehensive  income, a component of stockholders'  equity.
The following  table  reflects the impact of these  adjustments on income (loss)
before taxes (in thousands):

                                                                       2004           2003       Prior Years
                                                                       ----           ----       -----------
                                                                                Increase (decrease)
     Interest expense, net                                           $      2,122      $ (1,517)        $  (2,275)
     Foreign currency gain/(loss)                                         (2,808)        (6,799)           (1,923)
                                                                     ------------  -------------        ----------
                                                                     $      (686)      $ (8,316)        $  (4,198)
                                                                     ============      =========        ==========

Foreign currency gain (loss):

The Company  determined that errors were made in the classification of gains and losses from intercompany foreign currency denominated payables that were settled by  payment  in the  ordinary  course of  business.  The gains and  losses  were erroneously  recorded as other comprehensive  income (loss) and should have been recorded as a component of net income (loss) in the  consolidated  statements of operations.  Similar to the adjustments related to hedge accounting noted above, the  amounts  previously  recorded  as  other  comprehensive  income  have  been reversed, and therefore the adjustments have no effect on stockholders' equity.

Income tax provision (benefit):

The following table reflects the  adjustments to previously  reported income tax provision (benefit) related to the restatement and accounting change adjustments discussed above and other errors in the  determination  of the Company's  income tax provisions. See Note 13 - Income Taxes for additional discussion.

                                              2004           2003       Prior Years
                                              ----           ----       -----------
                                                  Increase (decrease)
     Impact of restatement items        $    (112)       $(9,258)       $  (18,735)
     Impact of change in accounting            454          (402)             (523)
                                        ----------       --------       -----------
                                        $      342       $(9,660)       $  (19,258)
                                        ==========       ========       ==========

Refer to Note 23 for a summary of the effect of the  restatement  adjustments on quarterly information.

The following tables present the impact of the financial  statement  adjustments on our previously reported  Consolidated Balance Sheet as of October 1, 2004 and
Consolidated  Statements of Operations and Consolidated Statements of Cash Flows
for the fiscal years ended October 1, 2004 and October 3, 2003:

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEET
                              As of October 1, 2004
                                 (in thousands)

                                                               As Previously      Restatement       Change in
                                                                    Reported      Adjustments       Accounting       As Restated
                                                                    --------      -----------       ----------       -----------
ASSETS
Current assets:
   Cash and temporary investments                                   $  4,350        $ (1,638)      $        -          $  2,712
   Trade and other receivables, net                                   45,704          (4,563)               -            41,141
   Inventories                                                        60,704          (2,290)          (1,269)           57,145
   Prepaid expenses and other current assets                          10,554          (1,056)                -            9,498
   Deferred income taxes                                                 789           5,144               471            6,404
                                                                     -------        --------        ----------            -----
Total current assets                                                 122,101          (4,403)            (798)          116,900
Property, plant and equipment, net                                   427,591         (43,264)                -          384,327
Brands and trademarks                                                189,984         (11,248)                -          178,736

Other assets                                                           8,734            (386)                -            8,348
                                                                     -------        --------        ----------         --------
Total assets                                                        $748,410        $(59,301)       $    (798)         $688,311
                                                                    ========        =========       ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                 $ 36,264         $  2,568          $     -         $ 38,832
   Accrued expenses                                                   17,134            2,689                -           19,823
   Current portion of deferred revenues                                    -               99                -               99
   Current maturities of long-term debt                                2,040                -                -            2,040
                                                                     -------        ----------         -------          -------
Total current liabilities                                             55,438            5,356                -           60,794
Long-term debt, less current maturities                              286,795                -                -          286,795
Deferred income taxes                                                 63,691         (16,775)                -           46,916
Deferred revenue, less current portion                                     -             694                 -              694
                                                                     -------        ---------          -------          -------
Total liabilities                                                    405,924         (10,725)                -          395,199
Stockholders' equity:
   Class A common stock                                                   20               -                 -               20
   Additional paid-in capital                                        232,184           8,065                 -          240,249
   Treasury stock                                                   (51,657)               -                 -         (51,657)
   Unearned compensation                                             (2,556)             316                 -          (2,240)
   Accumulated other comprehensive income                              3,775           6,268                 -           10,043
   Retained earnings                                                 160,720         (63,225)            (798)           96,697
                                                                     -------        --------        ----------          -------
Total stockholders' equity                                           342,486         (48,576)            (798)          293,112
                                                                     -------        --------        ----------          -------
Total liabilities and stockholders' equity                         $ 748,410        $(59,301)       $    (798)         $688,311
                                                                   =========        =========       ==========         ========

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the year ended October 1, 2004
                    (in thousands, except per share amounts)

                                                       As Previously         Restatement      Change in
                                                            Reported         Adjustments     Accounting          As Restated
                                                            --------         -----------     ----------          -----------

Revenues                                                 $   417,354          $ (24,652)     $     -            $    392,702
Cost of goods sold                                           323,527             (1,454)      (1,222)                320,851
                                                            --------          ----------     --------            -----------
Gross profit                                                  93,827            (23,198)        1,222                 71,851

Selling and marketing expense                                 58,668            (31,513)            -                 27,155

General and administrative expense                            15,078              6,199             -                 21,277

Impairment charges to brands and trademarks                        -                132             -                    132

Losses related to of long-lived assets                             -              1,099             -                  1,099
Provision for restructuring expense                            2,868                  -             -                  2,868
Acquisition and plant start-up expenses                           -                 240             -                    240
                                                            --------          ----------      --------           -----------
Operating profit                                              17,213                645          1,222                19,080
Interest expense, net                                         13,053             (2,063)             -                10,990
Other expense                                                     -               2,518              -                 2,518
                                                            --------          ----------      --------           -----------
Income before income taxes                                     4,160                190          1,222                 5,572
Income tax provision                                           1,171               (112)           454                 1,513
                                                           ---------          ----------     ---------           -----------
Net income                                                 $  2,989           $    302       $     768           $     4,059
                                                           =========          ==========     =========           ===========

Net income per common share (basic)                        $    0.17          $     0.02     $    0.04           $       0.22

Weighted-average common shares outstanding                    18,043                                                  18,043
                                                           =========                                             ===========
Net income per common share (assuming dilution)            $    0.16          $     0.02     $    0.04           $      0.22

Weighted-average common shares outstanding
    (including dilutive securities)                           18,544                                                  18,562
                                                           =========                                             ===========

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the year ended October 3, 2003
                    (in thousands, except per share amounts)

                                                     As Previously         Restatement      Change in
                                                          Reported         Adjustments     Accounting     As Restated
                                                          --------         -----------     ----------     -----------

   Revenues                                            $   438,844       $    (39,477)     $        -      $  399,367
   Cost of goods sold                                      295,114              8,031           1,083         304,228
                                                       -----------       -------------     ----------      ----------

   Gross profit                                            143,730            (47,508)        (1,083)          95,139

   Selling and marketing expense                            51,078            (29,429)              -          21,649
   General and administrative expense                       12,880              4,637               -          17,517
   Loss on disposal of long-lived assets                         -                 41               -              41
   Acquisition and plant start-up expenses                   4,939               (892)              -           4,047
                                                       -----------       -------------     ----------      ----------
   Operating profit                                         74,833            (21,865)        (1,083)          51,885
   Interest expense, net                                    11,183              1,754              -           12,937
   Other expense                                                 -               6,871             -            6,871
                                                       -----------       -------------     ----------      ----------

   Income before income taxes                               63,650            (30,490)        (1,083)          32,077

   Income tax benefit                                      21,017              (9,258)         (402)          11,357
                                                       -----------       -------------     ----------      ----------
   Net income                                          $   42,633        $    (21,232)     $    (681)        $ 20,720
                                                       ===========       =============     ==========        ========
   Net income per common share (basic)                 $      2.39       $      (1.19)        $(0.04)        $   1.16
   Weighted-average common shares outstanding               17,833                                             17,833
                                                       ===========                                           ========
   Net income per common share
   (assuming dilution)                                 $      2.31       $      (1.15)        $(0.04)        $   1.12

   Weighted-average common shares outstanding
       (including dilutive securities)                      18,490                                             18,508
                                                      ============                                        ===========

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the year ended October 1, 2004
                                 (in thousands)

                                                                As Previously                        Restatement       Change in
                                                                   Reported  Reclassification (1)     Adjustment      Accounting    As Restated
                                                                   --------  --------------------     ----------      ----------    -----------
OPERATING ACTIVITIES:
Net income                                                    $       2,989   $            -           $     302      $      768   $      4,059
Adjustments to reconcile net income to net cash
    provided by operations:
     Depreciation and amortization                                   25,689                -               (733)               -         24,956
     Amortization of deferred financing fees                              -            1,026                   -               -          1,026
     Impairment charges to brands and trademarks                          -                -                 132               -            132
     Losses related to long-lived assets                                  -               19               1,080               -          1,099
     Losses related to disposition of spare parts                         -                -                 804               -            804
     Provision for doubtful accounts                                      -            1,800             (1,144)               -            656
     Provision for inventory obsolescence                                 -              802               1,146               -          1,948
     Stock-based compensation expense                                     -              710               3,557               -          4,267
     Tax benefit from stock compensation                                  -              438               (128)               -            310
     Deferred income tax expense                                      3,806          (1,423)                 195             454          3,032
     Gain related to interest rate swap transactions                      -                -             (2,122)               -        (2,122)
     Loss related to euro debt borrowing                                  -                -               2,808               -          2,808
     Changes in operating assets and liabilities:
        Trade and other receivables, net                              6,366          (4,435)               (916)               -          1,015
        Inventories                                                  18,004            (802)             (3,864)         (1,222)         12,116
        Prepaid expenses and other current assets                     2,527                -               (392)               -          2,135
        Accounts payable and accrued expenses                       (6,382)            (710)             (4,742)               -       (11,834)
        Income taxes                                                    196            1,423             (1,148)               -            471
        Other                                                       (2,784)          (1,483)               2,484               -        (1,783)
                                                             --------------   --------------      ---------------  --------------- -------------
Net cash provided by operating activities                            50,411          (2,635)             (2,681)               -         45,095

INVESTING ACTIVITIES:
Purchase of pasta brands                                            (4,276)                -               2,161               -        (2,115)
Additions to property, plant and equipment                         (22,718)              (2)               3,315               -       (19,405)
Proceeds from disposal of property, plant and equipment                   -               2                    -                              2
                                                            ---------------  ---------------     ---------------  --------------- -------------
Net cash used in investing activities                              (26,994)                -               5,476               -       (21,518)

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                       21,900           17,600                   -               -         39,500
Principal payments on debt                                         (41,205)         (14,965)                   -               -       (56,170)
Dividends declared and paid                                         (6,764)                -                   -               -        (6,764)
Proceeds from issuance of common stock
     net of issuance costs                                            2,252                -               (113)               -          2,139
Purchase of treasury stock                                          (1,072)                -                   -               -        (1,072)
Deferred financing costs                                                 -             (877)                   -               -          (877)
Other                                                                 (877)              877                   -               -              -
                                                            ---------------  ---------------     ---------------  --------------- -------------
Net cash used in financing activities                              (25,766)            2,635               (113)               -       (23,244)

Effect of exchange rate changes on cash                                 234                -               (156)                             78
                                                            ---------------  ---------------     ---------------  --------------- -------------
Net increase (decrease) in cash and temporary investments           (2,115)                -               2,526               -            411
Cash and temporary investments, beginning of year                     6,465                              (4,164)                          2,301
                                                            ---------------  ---------------     ---------------  --------------- -------------
                                                                                           -                                   -
Cash and temporary investments, end of year                 $         4,350   $            -      $     (1,638)    $           -   $      2,712
                                                            ===============   ==============      ==============   ==============  ============

(1)  Reclassifications  were  made  to  conform  to the  2005  presentation  for provision  for bad debts,  deferred  financing  fees and  related  amortization, losses  related to long-lived  assets,  provision  for  inventory  obsolescence, proceeds  from  disposal of property,  plant and  equipment  and  proceeds  from issuance of debt.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the year ended October 3, 2003
                                 (in thousands)
                                                            As Previously                            Restatement        Change in
                                                               Reported     Reclassification (1)      Adjustments       Accounting  As Restated
                                                               --------     --------------------      -----------       ----------  -----------
   OPERATING ACTIVITIES:
   Net income                                             $      42,633     $           -          $(21,232)         $ (681)    $    20,720
   Adjustments to reconcile net income to net cash
   provided by operations:
         Depreciation and amortization                           24,630                 -           (1,762)                -         22,868
         Amortization of deferred financing fees                      -               838                 -                -            838
         Losses related to long-lived assets                          -               (6)                47                -             41
         Losses related to disposition of spare parts                 -                 -               654                -            654
         Provision for doubtful accounts                              -               500             (130)                -            370
         Provision for inventory obsolescence                         -               999                 -                -            999
         Stock-based compensation expense                             -               304               882                -          1,186
            Tax benefit from stock compensation                       -             1,803             (306)                -          1,497
         Deferred income tax expense                             17,882             2,132           (8,265)            (402)         11,347
         Loss related to interest rate swap transactions              -                 -             1,517                -          1,517
         Loss related to euro debt borrowings                         -                 -             6,799                -          6,799
         Changes in operating assets and liabilities:
           Trade and other receivables, net                     (4,877)           (2,325)             8,926                -          1,714
           Inventories                                         (25,671)             (999)             4,682            1,083       (20,905)
           Prepaid expenses and other current assets            (1,716)                 -             3,182                -          1,466
           Accounts payable and accrued expenses                 19,405             (519)           (2,493)                -         16,393
           Income taxes                                           1,044           (2,132)           (4,597)                -        (5,685)
           Other                                                (1,167)           (2,420)            3,874                 -            287
                                                          -------------    --------------     -------------    --------------   -----------
   Net cash provided by operating activities                     72,163           (1,825)           (8,222)                -         62,116

   INVESTING ACTIVITIES:
   Purchase of pasta brands                                    (59,023)                 -             4,640                -       (54,383)
   Additions to property, plant and equipment                  (40,312)               (9)                45                -       (40,276)
   Proceeds from disposal of property, plant and equipment            -                9                  -                -             9
                                                          -------------    --------------     -------------    --------------   -----------
   Net cash used in investing activities                       (99,335)                 -             4,685                -       (94,650)

   FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                87,028             1,972                 -                -         89,000
   Principal payments on debt                                  (55,492)                 -                 -                -       (55,492)
   Proceeds from issuance of common stock
        net of issuance costs                                     6,641                 -             (143)                -          6,498
   Purchase of treasury stock                                  (12,191)                 -                 -                -       (12,191)
   Deferred financing costs                                           -           (1,253)                 -                -        (1,253)
   Other                                                        (1,106)             1,106                 -                -              -
                                                          -------------    --------------     -------------    --------------   -----------
   Net cash provided by financing activities                     24,880             1,825             (143)                -         26,562
   Effect of exchange rate changes on cash                          510                 -             (509)                -              -
                                                          -------------    --------------     -------------    --------------   -----------
   Net decrease in cash and temporary investments               (1,782)                 -           (4,189)                -        (5,971)
   Cash and temporary investments, beginning of year              8,247                 -                25                -          8,272
                                                          -------------    --------------     -------------    --------------   -----------

   Cash and temporary investments, end of year            $       6,465    $            -     $     (4,164)    $           -    $     2,301
                                                          =============    ==============     =============    ==============   ===========

-----------------------------

(1)  Reclassifications  were  made  to  conform  to the  2005  presentation  for provision  for bad debts,  deferred  financing  fees and  related  amortization, losses  related to long-lived  assets,  provision  for  inventory  obsolescence, proceeds  from  disposal of property,  plant and  equipment  and  proceeds  from issuance of debt.

4.  CHANGE IN ACCOUNTING PRINCIPLE AND METHOD OF ACCOUNTING

Effective  October 1, 2005 (fiscal year 2006), the Company  voluntarily  changed its method of accounting  for certain  warehousing  costs,  principally  storage costs.  Prior to this change,  the Company  capitalized  warehousing  costs as a component of finished goods inventory. Beginning in fiscal year 2006, such costs are reflected as a period expense.  The Company  believes that reflecting  these warehousing costs as a period expense is an improvement in presenting  financial condition and results of  operations,  particularly  with respect to providing a more accurate  reflection of the carrying  value of inventory on a lower of cost or market basis, the costs of storing  inventory  subsequent to the cessation of the production  process and the cost of goods  ultimately sold. The Company also believes this produces a better  matching of the costs  incurred to  manufacture inventories with the revenues  generated upon their sale, and is more reflective of the  substance of both the storage of such goods for varying  periods of time prior to customer demand and the gross profit realized upon their ultimate sale.
SFAS No. 154,  "Accounting Changes and Error Corrections," issued by the FASB in
May 2005,  requires that voluntary changes in an accounting  principle are to be applied  retrospectively to prior financial  statements.  Although the change of accounting was adopted in fiscal year 2006, the Company has reflected the change
retroactively   in  these  financial   statements  to  be  consistent  with  the
presentation of the change in accounting upon adoption of SFAS No. 154 in fiscal year 2006 due to the close proximity of the filing of the Company's  fiscal year
2006 financial statements to be included in its Form 10-K to the filing of these financial  statements  included in the Company's  Annual Report on Form 10-K for fiscal year 2005. The effect of the change was to increase (decrease) net income by $(118,000),  $768,000 and  $(681,000)  for fiscal years 2005,  2004 and 2003, respectively.  The retroactive  application to beginning retained earnings as of
September  28,  2002,  the first day of fiscal  year  2003,  was a  decrease  of
$885,000.  The effect on earnings per share assuming dilution was $(0.01), $0.04 and $(0.04) for fiscal years 2005, 2004 and 2003, respectively.

5.  RESTRUCTURING AND RIGHTSIZING PROGRAM

During  the  third  quarter  of  fiscal  year  2004,  the  Company  announced  a restructuring  and rightsizing  program to better align its production  capacity and cost structure with the Company's current business and operating profile and the current pasta industry  environment.  The restructuring program responded to industry-wide  reductions in demand  related to recent  changes in consumer diet trends  and  to  manufacturing  overcapacity  in the  pasta  industry.  The  key strategic  elements  of  the  restructuring  and  rightsizing  program  included reductions  in the  Company's  workforce,  manufacturing  capacity and inventory levels and the related  reconfiguration  of its  distribution  network.  In that regard,  during the fourth  quarter of fiscal 2004,  the Company  suspended full operations  at  one of  its  manufacturing  facilities;  temporarily  shut  down production  at two of its four  domestic  manufacturing  facilities;  and exited certain leased domestic distribution centers.

During fiscal years 2005 and 2004, the Company  recorded  $554,000 of income and
$2,868,000  of expense due to  restructuring,  respectively.  The 2004  expenses primarily include employee severance and termination  benefits of $659,000 lease costs of $1,172,000 and supply  agreement  costs of $700,000.  The severance and benefit costs relate to the  termination of  approximately  14% of the Company's workforce,  a majority of who were employed at  manufacturing  locations.  Lease costs  relate  to the  commitment  and  termination  costs  for  certain  leased warehouses  that will no  longer be  required  due to the  distribution  network restructuring  facilitated by reduced inventory  levels.  Supply agreement costs relate  to  amounts  to be paid  under a raw  materials  supply  agreement  that includes a minimum  purchase  commitment  not  expected to be met in fiscal year
2005 due to the temporary  suspension  of  operations at the Kenosha,  Wisconsin plant in  connection  with the  restructuring.  The 2005 income  results  from a reduction  in the total costs  originally  provided due to lower  severance  and termination benefits than expected and a reduction in supply agreement costs due to higher than  anticipated  level of  operations at the Kenosha plant in fiscal year 2005.

As of September 30, 2005 and October 1, 2004, the remaining liability related to
the  accrual  of  the   restructuring   costs  was  $301,000   and   $1,632,000,
respectively,  and  are  included  in  "Accrued  expenses"  on the  accompanying
Consolidated Balance Sheets. The following tables reflect the composition of the accounts recorded for such  restructuring  charges and the non-cash  adjustments and payments made related thereto for fiscal year 2004 and 2005 (in thousands).

                                                   Restructuring
                                                     Charges
                                                     Initially        Non-Cash         Cash           Balance at
Fiscal Year 2004                                     Recorded      Adjustments       Payments       October 1, 2004
----------------                                   -----------     -----------       --------       ---------------
Employee severance and termination benefits        $       659     $         -     $   (380)         $     279
Lease costs                                              1,172               -         (613)               559
Supply agreement costs                                     700               -            -                700
Other                                                      337               -         (243)                94
                                                   -------------   -------------   -----------       ----------
Total                                              $     2,868     $         -     $ (1,236)         $   1,632
                                                   =============   =============   ===========       ==========

                                                     Balance at         Non-Cash        Cash            Balance at
Fiscal Year 2005                                   October 1, 2004    Adjustments     Payments      September 30, 2005
----------------                                   ---------------    -----------     --------      ------------------
Employee severance and termination benefits        $      279        $   (155)      $   (124)       $        -
Lease costs                                               559                -          (559)                -
Supply agreement costs                                    700            (399)             -               301
Other                                                      94                -           (94)                -
                                                   --------------    ----------      -----------    ------------

Total                                              $    1,632        $  (554)        $    (777)     $      301
                                                   ==============    ===========     ===========    ============

6.  INVENTORIES

Inventories consist of the following (in thousands):
                                                                            September 30, 2005       October 1, 2004
                                                                            ------------------       ---------------

   Finished goods                                                                 $  42,311          $   43,199
   Raw materials, additives, packaging materials and
   work-in-process                                                                   15,446              17,648
   Reserves for slow-moving, damaged and discontinued inventory                    (10,470)             (3,702)
                                                                                 ----------           ---------
                                                                                 $   47,287           $  57,145
                                                                                 ==========           =========

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                      September 30, 2005   October 1, 2004
                                                                      ------------------   ---------------
               Land and improvements                                     $  13,947            $  14,913
               Buildings                                                   120,899              120,752
               Plant and mill equipment                                    354,223              351,937
               Furniture, fixtures and equipment                            25,304               24,582
                                                                         ---------            ---------
                                                                           514,373              512,184
               Accumulated depreciation                                  (163,294)            (144,975)
                                                                         ---------            ---------
                                                                           351,079              367,209
               Spare parts, net of reserve                                   7,295                7,984
               Construction in progress                                      2,366                9,134
                                                                        ----------            ---------
                                                                        $  360,740            $ 384,327
                                                                        ==========            =========

The Company  capitalizes  interest costs  associated with the  construction  and installation  of property,  plant and  equipment.  During the fiscal years ended
September 30, 2005, October 1, 2004 and October 3, 2003, $584,000,  $243,000 and
$1,136,000 respectively, of interest cost was capitalized.

Depreciation  expense for the fiscal years ended September 30, 2005,  October 1,
2004  and  October  3,  2003  was  $22,882,000,   $23,299,000  and  $21,532,000,
respectively. Plant and mill equipment, at cost, includes the write-down to fair market value due to  impairment  amounting to  $7,728,000 at September 30, 2005.
The impairment  charge is recorded in losses related to long-lived assets in the accompanying  consolidated  statements of  operations.  There were no impairment write-downs at October 1, 2004.

In conjunction  with the Company's  restructuring  and rightsizing  program,  it temporarily suspended full operations at its Kenosha,  Wisconsin,  manufacturing facility in the fourth fiscal quarter of 2004 and then reactivated this facility in the first  quarter of fiscal year 2005.  In April  2006,  this  facility  was permanently closed and certain equipment was moved to other of our manufacturing facilities. The Kenosha plant and remaining assets were sold in fiscal year 2006 and a pre-tax  loss of  $15,566,000  was recorded in fiscal year 2006 related to the closing and sale.

The Company maintains certain property,  plant and equipment in Italy with a net book value  totaling  $41,959,000  and  $44,183,000  at  September  30, 2005 and
October 1, 2004, respectively.

8.  OTHER ASSETS

Other assets consist of the following (in thousands):

                                                   September 30, 2005    October 1, 2004
                                                   ------------------    ---------------
      Package design costs                        $        10,867       $         11,599
      Deferred debt issuance costs                          6,840                  5,163
      Insurance settlement                                 11,000                      -
      Other                                                 2,385                  3,387
                                                  ----------------      -----------------
                                                           31,092                 20,149
      Accumulated amortization                            (13,170)               (11,801)
                                                  ----------------      -----------------
                                                  $        17,922       $           8,348
                                                  ================      =================

Package design costs relate to certain  incremental  third party costs to design artwork and produce die plates and negatives  necessary to manufacture and print packaging materials according to the Company and customer specifications.  These costs are amortized  ratably over a three year period. In the event that product packaging  is  discontinued  prior to the end of the  amortization  period,  the respective  package design costs are written off.  Package design costs,  net of accumulated  amortization,  were $3,266,000 and $3,316,000 at September 30, 2005 and October 1, 2004,  respectively.  Annual amortization of package design costs is estimated to be $1,429,000, $1,167,000 and $670,000 in fiscal year 2006, 2007 and 2008, respectively.

Deferred debt issuance  costs relate to the Company's  long-term debt and credit facilities  and are amortized  over the term of the credit  facility which was a five-year  period ending  October  2006.  Annual  amortization  is recorded as a component of interest expense.  Deferred debt issuance costs, net of accumulated amortization  at September  30, 2005 and October 1, 2004,  were  $2,273,000  and
$2,647,000  respectively.   The  Company  refinanced  its  credit  facility  and
long-term  debt in March 2006 and charged  income for the remaining  unamortized deferred debt issuance cost at that time.

The insurance  settlement  asset relates to the Company's  stipulation to settle all claims  alleged in the  federal  securities  class  action  lawsuit  for $25 million composed of $11 million in cash, to be provided by its insurers, and $14 million in its common shares. The number of shares issued in connection with the settlement  is  contingent  upon the stock price at the date the court enters an order  of  distribution  of the  common  shares.  See  Note  14  for  additional information.

9.  ACQUISITIONS - BRANDS AND TRADEMARKS

In fiscal year 2002, the Company purchased the Lensi pasta brand from Pastificio
Lensi for  $2,076,000.  In  addition,  in fiscal  year 2003,  the  Company  paid
Pastificio  Lensi  $600,000  related  to  a  cash  earn-out   provision  in  the
acquisition agreement.

In fiscal year 2003, the Company purchased the Golden  Grain/Mission pasta brand plus  inventory from PepsiCo for  approximately  $46,000,000.  In addition,  the
Company purchased the Martha Gooch and LaRosa from ADM for $7,212,000.

In February  2003,  the Company  purchased  the Mrs.  Leeper's  specialty  pasta business for 100,000 shares of the Company's common stock,  plus a cash earn-out tied to sales and profit growth over the next three years.  In January 2004, the
Company   repurchased   the  shares  issued  pursuant  to  the  acquisition  for
$5,000,000, (consisting of a $4,000,000 note payable and $1,000,000 in cash) and paid $2,000,000.  This amount includes $950,000 of intangible assets recorded in brands  in lieu of all cash  earn-out  consideration  tied to  future  sales and profit  growth,  $810,000  recorded  in  other  assets  related  to a  four-year non-compete  agreement  with the former  owners of Mrs.  Leeper's  and  $240,000 related to severance on the  termination of employment  agreements in connection with the  transaction and was charged to general and  administrative  expense in fiscal year 2004.  The  non-compete  agreement is amortized over the term of the agreement.

The  purchase  price  for  each  of the  brand  acquisitions  was  allocated  to trademarks,  brand name, and inventory.  Effective  October 1, 2001, the Company adopted SFAS No. 142,  "Goodwill and Other Intangible  Assets",  and assigned an indefinite  life to  trademarks  and brand  name and,  accordingly,  records  no amortization expense related to these assets. The trademarks and brand names are the Company's only intangible assets.

The  Company's  fiscal  year 2004  annual  impairment  review of its  brands and trademarks resulted in $132,000 brand impairment.

The Company performed an impairment review of its brands in the third quarter of fiscal year 2005 based on  impairment  indicators  of  significant  year-to-date declines in certain  brand  revenues  during the fiscal year.  The result of the review,  using a  discounted  cash flow  model,  was a brand  impairment  charge aggregating $29.9 million being recorded. The Company subsequently completed its annual  impairment review of fiscal year 2005 using a discounted cash flow model and based on the 2006 fiscal year  business  plan and its forecast  available in the fourth quarter of fiscal year 2005.  The business plan and forecasts,  which included new information and marketing changes, resulted in the additional brand impairment.  The  result of this  review  was a brand  impairment  charge in the fourth quarter of fiscal year 2005 of $58.7 million.  The total brand impairment charges recorded in fiscal year 2005 was $88.6 million.

The Company sold the Mrs.  Leeper's brand and Eddie's Spaghetti brand trademarks and related  inventory  in fiscal year 2006 for  $1,775,000  in net proceeds and recorded  a  write-down  of  approximately  $5.0  million  related to brands and related  inventory  and  $304,000  related  to the  write-off  of the  remaining unamortized non-compete agreement.

The Company  performed  its fiscal year 2006 annual  review  based on the fiscal year 2007  business  plan and  forecasts.  The result of this review was a brand impairment of $1.0 million.

10.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                          September 30, 2005        October 1, 2004
                                          ------------------        ---------------

         Accrued promotional costs            $     8,501             $    10,577
         Other accrued expenses                    11,910                   9,246
                                              -----------             -----------
                                              $    20,411             $    19,823
                                              ===========             ===========

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                             September 30, 2005    October 1, 2004
                                                             ------------------    ---------------

       Borrowings under U.S. credit facility                   $    276,006       $      284,758
       Borrowings under Italian credit facility                       3,646                    -
       Other unsecured notes payable                                  2,000                4,000
       Other                                                              -                   77
                                                               ------------       --------------
                                                                    281,652              288,835
       Less current portion                                           5,646                2,040
                                                               ------------       --------------
                                                               $    276,006        $     286,795
                                                               ============        =============

At September 30, 2005, the Company had a $290 million  secured  credit  facility consisting of a $190 million revolving credit facility  (including  availability for  issuance  of letters  of credit)  and a $100  million  term loan  facility.
Included in the  borrowings  under U.S.  credit  facility is the estimated  fair value of interest rate swap agreements  totaling $0.9 million and ($1.7) million as of September 30, 2005 and October 1, 2004, respectively. In fiscal year 2005, the  Company  also  had an  Italian  credit  facility  providing  for  available borrowing of $3.6  million.  The Italian  credit  facility is secured by Italian receivables.  The interest  rates in effect at September 30, 2005 and October 1,
2004 were 6.8% and 3.8%,  respectively on the U.S. credit facility.  The Italian credit  facility  interest  rate at September 30, 2005 was 3.4% and the facility expired in fiscal year 2006.

At  September  30, 2005,  the Company was in violation of its debt  covenants in place under the facility,  but had received  waivers for the violations  through
March 16, 2006.

On March 13, 2006, the Company entered into a new $295 million, five-year senior credit  facility.  The new facility  replaces the Company's  $290 million senior credit  facility that would have expired on October 2, 2006. The current portion of long-term debt in the above table and the accompanying balance sheet reflects the maturity as provided for in the new credit facility.

The new credit  facility  is  comprised  of a $265  million  term loan and a $30 million revolving credit facility.  The facility is secured by substantially all of the Company's  assets and provides for interest at either LIBOR rate plus 600 basis points or at the agent bank's base rate  calculated as prime rate plus 500 basis points.  The facility has a five-year term expiring in March 2011 and does not  require  any  scheduled  principal  payments.  Principal  pre-payments  are required if certain  events occur in the future,  including  the sale of certain assets,  issuance of equity and the generation of "excess cash flow" (as defined in the credit  agreement).  The credit facility also includes a quarterly unused commitment  fee  equal to 1% times  the  amount  by which  the  credit  facility commitment  exceeds the total of outstanding  loans and  outstanding  letters of credit as defined in the agreement.

The Company's new credit facility contains restrictive  covenants which include, among  other  things,  financial  covenants  requiring  minimum  and  cumulative earnings levels and limitations on the payment of dividends, stock purchases and its ability to enter into certain contractual arrangements. The Company does not currently expect these  limitations to have a material effect on its business or results of  operations.  The  Company  was in  compliance  with the  restrictive covenants of the original  credit  facility as of September 30, 2005 and October
1, 2004,  as amended.  The Company was also in compliance  with its  restrictive covenants  under the new credit facility at September 29, 2006 and September 28,
2007.

On March 14, 2007, the Company and its lenders agreed to an amendment to the new credit facility.  The amendment  provided,  among other things, the extension of certain financial reporting  covenants.  Under the amended credit facility,  the
Company  was  required  to deliver  its  fiscal  2005 and  fiscal  2006  audited financial  statements  to the lenders by December 31,  2007.  If the Company did not,  it could be in  default of this  covenant  and could be subject to default interest.  The  amendment  also  provided for a lower  interest rate spread upon delivery of such  statements.  The amendment  also allowed the Company to make a one-time $10.0 million voluntary  pre-payment of the term loan without incurring a pre-payment penalty, which the Company did in March 2007.

On December 27, 2007,  the Company and its lenders agreed to an amendment to the new credit facility.  Under the amended credit facility, the Company is required to deliver its fiscal year 2005, 2006 and 2007 audited  financial  statements to the lenders by June 30, 2008. If the Company does not, it could be in default of this  covenant  and could be subject to default  interest.  The  amendment  also provides for a lower interest rate spread upon delivery of such statements.

Other unsecured notes payable relate to consideration  provided to reacquire the stock initially issued as part of the Mrs. Leeper's transaction, as discussed in
Note 9.

The Company  also has  outstanding  letters of credit  that total  approximately
$500,000 and $50,000 at September 30, 2005 and October 1, 2004, respectively.

Annual maturities of long-term debt obligations for each of the next five fiscal years  reflecting the terms of the new credit facility  discussed  above, are as follows (in thousands):

                    2006                           $   5,646
                    2007                                   -
                    2008                                   -
                    2009                                   -
                    2010                                   -
                    2011                             276,006
                                                   ---------
                                                   $ 281,652

12.  CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

On October 28, 2000,  the U.S.  government  enacted the  "Continued  Dumping and
Subsidy Offset Act of 2000" (the "Act"),  commonly known as the Byrd  Amendment, which provides that assessed  anti-dumping and subsidy duties  liquidated by the
Department  of Commerce on Italian and Turkish  imported  pasta after October 1,
2000  will be  distributed  to  affected  domestic  producers.  The  legislation creating the dumping and subsidy  offset  payment  provides for annual  payments from the U.S.  government.  The  Company  recognized  revenue  under  the Act of
$1,043,000,  $1,504,000,  and  $2,350,000  in fiscal years 2005,  2004 and 2003, respectively.  Effective October 1, 2007, the Act was repealed, resulting in the discontinuation  of future  distributions  to affected  domestic  producers  for duties assessed after such date.

13.  INCOME TAXES

Significant   components  of  the  income  tax  provision  are  as  follows  (in thousands):

                                                 Year ended               Year ended                Year ended
                                             September 30, 2005        October 1, 2004           October 3, 2003
                                             ------------------    -------------------       -------------------
Current income tax expense (benefit):
     U.S.                                   $           581        $          (1,896)        $             (347)
     Foreign                                            141                       377                        357
                                            ---------------        ------------------        -------------------
                                                        722                   (1,519)                         10
                                            ---------------        -----------------         -------------------
Deferred income tax expense (benefit):
     U.S.                                           (4,655)                     2,159                     11,258
     Foreign                                            203                       873                         89
                                            --------------         ------------------        -------------------
                                                    (4,452)                     3,032                     11,347
                                            ---------------        ------------------        -------------------

Net income tax expense (benefit)            $       (3,730)        $            1,513         $           11,357
                                            ===============        ==================         ==================

Deferred  income  taxes  reflect  the net tax effects of  temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                        September 30, 2005        October 1, 2004
                                                                        ------------------        ---------------
Deferred tax assets:
      Net operating loss carryforwards                                        $ 27,705                 $ 15,237
      Tax credit carryforwards                                                  15,065                   15,029
      Inventory valuation                                                        4,765                    3,997
      Foreign currency exchange                                                  4,397                    6,370
      Stock- based compensation                                                  1,640                    1,814
      Intangible assets                                                         14,459                        -
      Accounts receivable valuation                                              1,800                    1,847
      Prepaid expenses and other current assets                                      -                    1,445
      Other                                                                      4,994                        -
                                                                      ----------------        -----------------
                                                                                74,825                   45,739
      Valuation allowance                                                     (42,096)                  (6,025)
                                                                      ----------------        -----------------
Total deferred tax assets                                                       32,729                   39,714
                                                                      ----------------        -----------------

Deferred tax liabilities:
      Tangible assets                                                           68,541                   66,089
      Intangible assets                                                              -                   13,563
      Prepaid expenses and other current assets                                    170                        -
      Other                                                                          -                      574
                                                                      ----------------        -----------------

Total deferred tax liabilities                                                  68,711                   80,226
                                                                      ----------------        -----------------
Net deferred tax liabilities                                                  $ 35,982                 $ 40,512
                                                                      ================        =================

The  following  is the  component  of income  (loss)  before  income tax expense
(benefit) for domestic and foreign operations:

                                      Year ended              Year ended             Year ended
                                  September 30, 2005       October 1, 2004         October 3, 2003
                                  ------------------       ---------------         ---------------

           Domestic                   $(104,883)                $  (665)              $  27,827
           Foreign                           906                   6,237                  4,250
                                      ----------                --------              ---------
                                      $(103,977)                $  5,572              $  32,077
                                      ==========                ========              =========

The  reconciliation  of income tax  computed at the U.S.  statutory  tax rate to income tax expense is as follows (in thousands):

                                                         Year ended            Year ended             Year ended
                                                     September 30, 2005     October 1, 2004        October 3, 2003
                                                     ------------------     ---------------        ---------------
Income / (loss) before income taxes                      $ (103,977)             $   5,572             $   32,077
U.S. statutory tax rate                                        X 35%                 X 35%                  X 35%
                                                         -----------             ---------             ----------
Federal income tax expense / (benefit) at
U.S. statutory rate                                         (36,392)                 1,950                 11,227
State income tax expense / (benefit),
  net of federal tax effect                                  (2,251)                    90                    551
Foreign tax rate differential                                   (71)                 (814)                  (369)
Change in valuation allowance                                 34,756                   622                  (243)
Tax credits                                                     (36)                 (256)                  (209)
Other, net                                                       264                  (79)                    400
                                                         -----------             ---------             ----------
Total income tax expense / (benefit)                     $   (3,730)             $   1,513             $   11,357
                                                         ===========             =========             ==========

Income tax benefit allocated to other items is as follows (in thousands):

                                                                    Year ended            Year ended              Year ended
                                                                September 30, 2005      October 1, 2004         October 3, 2003
                                                                ------------------      ---------------         ---------------

              Stock option arrangements (recorded
                   directly as an increase to                        $      -             $    310                 $  1,497
                 "Additional Paid-In Capital")                       =========            =========                ========

The income tax benefit  related to stock option  deductions for fiscal year 2005 initially  recorded as an increase to additional  paid-in capital has been fully offset by a  valuation  reserve to reduce the amount of the  deferred  tax asset otherwise  recorded in the amount of  $1,315,000 as the Company does not believe it is more likely than not that the net operating  loss related  thereto will be utilized prior to expiration. No such valuation reserves were recorded for stock option deductions recorded in fiscal years 2004 and 2003.

The Company had federal net  operating  loss  carryforwards  of  $68,718,000  at
September 30, 2005,  expiring in 2024 and 2025,  and  $36,548,000  at October 1,
2004,  expiring in 2024.  A partial  valuation  allowance  has been  established against the federal net operating loss carryforward at September 30, 2005 as the
Company does not believe it is more likely than not that the  carryforward  will be utilized prior to expiration.  In making this determination,  the Company did not  consider  future  taxable  income  due to  the  existence  of a  three-year cumulative  loss as of September 30, 2005. The Company only  considered  taxable income to the extent of reversals of net temporary  differences  in existence as of September 30, 2005.

The Company had various state net operating loss  carryforwards  of $106,029,000 at  September  30, 2005 and  $65,474,000  at October 1, 2004,  that have various expiration dates from 2008 to 2025. The realizability of these losses is subject to the Company's  ability to generate taxable income in future years and is also dependant upon the Company's  continued  business activity in each state and its corresponding  apportioned  taxable  income in each state.  A partial  valuation allowance has been established against these net operating loss carryforwards at
October  1,  2004,  and a full  valuation  allowance  has  been  established  at
September  30, 2005,  as the Company does not believe it is more likely than not that they will be utilized prior to expiration.

The Company had AMT credit  carryforwards  of  $10,277,000 at both September 30,
2005 and October 1, 2004, with no expiration date. A partial valuation allowance has been established against these credits as the Company does not believe it is more likely than not that these credits will be fully  utilized.  In making this determination,  the Company did not consider  future  taxable  income due to the existence of a three-year  cumulative loss as of September 30, 2005. The Company only  considered  taxable  income to the extent of  reversals  of net  temporary differences in existence as of September 30, 2005.

The  Company  had  general  business  credit  carryforwards  of $705,000 at both
September 30, 2005 and October 1, 2004, with various  expiration dates from 2013 to 2023. A full valuation  allowance has been established  against these credits as of September  30, 2005 as the Company does not believe it is more likely than not that these  credits  will be utilized  prior to  expiration.  In making this determination,  the Company considered that the net operating loss carryforwards existing at September 30, 2005 would be utilized prior to the utilization of the general business credit  carryforwards and general business credit carryforwards
are  set  to  expire  prior  to  the   expiration  of  the  net  operating  loss
carryforwards.

At  September  30,  2005 the  Company  had state  tax  credit  carryforwards  of
$4,083,000 that have varying  expiration  dates from 2010 to 2019. At October 1,
2004,  the Company had state tax credit  carryforwards  of  $4,047,000  that had varying expiration dates from 2010 to 2018. A full valuation  allowance has been established against these credits for both years as the Company does not believe it is more  likely  than  not  that  these  credits  will be  utilized  prior to expiration.

No U.S. income taxes have been provided on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. Any taxes paid to foreign governments  on those  earnings  may be used,  in whole or in part,  as  credits against the U.S. tax on any dividends distributed from earnings. The Company did not have undistributed earnings at September 30, 2005.

14.  COMMITMENTS AND CONTINGENCIES

Purchase  and  Supply  Agreements:  The  Company  had durum  wheat and  semolina purchase commitments  totaling  approximately $23.5 million and $36.9 million at
September 30, 2005 and October 1, 2004, respectively.

Under agreements with its two primary rail carriers, the Company is obligated to transport  substantially  all wheat  volumes  purchased on these  carriers.  The
Company was in compliance with these obligations at September 30, 2005.

The Company  purchases  its raw material  requirements  (including  semolina and semolina/flour blends) for its Tolleson, Arizona facility from Bay State Milling
Company  under the terms of a  long-term  supply  agreement  (10-year  term with renewal  provisions).  The Company is  obligated  to purchase  80% of its annual
Tolleson  requirements  for semolina from Bay State with an annual minimum of 50 million pounds.  The Company has satisfied its minimum  requirements  for fiscal years 2005, 2004 and 2003. In the event Bay State's  ownership  changes or under performs,  the  Company  has  contractual  rights  to  purchase  the  mill at an established book value less applicable depreciation to that point.

Operating Leases:

The Company leases office space,  computer equipment and other equipment,  under lease agreements  accounted for as operating leases.  The office lease agreement contains renewal options and rental  escalation  clauses,  as well as provisions for the payment of utilities,  maintenance  and taxes. As of September 30, 2005, the  Company's  future  minimum  rental  payments  due under the  non-cancelable operating lease agreements consist of the following (in thousands):

                                    2006           $  1,098
                                    2007                941
                                    2008                566
                                    2009                425
                                    2010                216
                                 Thereafter               7
                                                   --------
                                                   $  3,253
                                                   ========

Rent  expense  was   approximately   $1.1  million  for  fiscal  year  2005  and
approximately $1.3 million for each of the fiscal years 2004 and 2003.

Governmental Investigations and Other Matters:

•    Beginning  in the  late  summer  of 2005,  the  Company  received  document requests  and formal  subpoenas  from the  Enforcement  Division of the SEC
     relating  to  its  accounting   practices,   financial   reporting,   proxy
     solicitation  and other  matters in  connection  with a formal,  non-public investigation  by the SEC staff of the  Company  and  certain  persons  and entities  employed by or  associated  with the Company.  The United  States
     Attorney's  Office for the Western  District  of Missouri  ("DOJ") has also been  investigating  these matters and has been  coordinating  with the SEC staff. The Company has had, and is continuing to have, discussions with the
     SEC staff,  and separately with the DOJ,  regarding the conclusion of their investigation activities and of their respective views of appropriate bases on which to reach mutually acceptable  settlements.  Such settlements could result  in a  Deferred  Prosecution  Agreement,  which  could  include  the assignment of a corporate monitor,  continued  cooperation with any ongoing investigations  and/or  a  monetary  fine.  Due to the  status  of  ongoing discussions with the DOJ and SEC staff, the Company cannot estimate a range of possible loss that could result from a monetary  fine, if any. There can be no  assurance  that any  settlement  would not have a  material  adverse effect on our business, financial condition,  results of operations or cash flows. We have been cooperating with these investigations.

•    On October 28, 2005, the Company  received notice from the Employee Benefit
     Security  Administration of the U.S.  Department of Labor ("EBSA") that the
     EBSA was  commencing an  investigation  regarding its 401(k) plan. The EBSA visited  the  Company's  offices on January  18,  2006 to review  requested information  and  interview its Director of Human  Resources  regarding the
     401(k) plan. The Company is cooperating  with the EBSA and has provided the
     EBSA with all requested information.

•    During the Company's  ongoing  analysis of financial  matters,  it reviewed transactions  reported to the U.S.  Department  of Commerce (the "DOC") for
     the period July 1, 2002 through June 30, 2003 in the antidumping proceeding on pasta imported from Italy. Based on the data reported by the Company and its Italian subsidiary,  Pasta Lensi,  S.r.l., the DOC revoked the AD Order with respect to Pasta Lensi. During its investigation,  information came to the Company's attention that certain data reported to the DOC was incorrect and as a result,  Pasta Lensi may not have been eligible for  revocation of the AD Order. The Company  disclosed the issue to the DOC.  Simultaneously, the Company provided this  information to the DOJ, which requested  further information on this matter. As a result of the Company's  disclosure to the
     DOC, it published  notice on February  22, 2008 in the Federal  Register of its  preliminary  determination  to  reinstate  Pasta Lensi in the existing antidumping  duty order at a cash  deposit rate of 45.6%.  The  preliminary determination  applies,  on a prospective  basis, to all imports of subject products  from and after  February  22,  2008. A cash deposit rate of 45.6%
     would have a significant  adverse impact to our working  capital  position.
     The Company has appealed this determination.  The Company has substantially mitigated  the impact of this order by changing its  ingredient  to organic semolina in March 2008, thereby manufacturing  products for import into the
     U.S.  that  are  exempt  from  the  antidumping  duty  order.  Based on the
     Company's  review,  the  Company  does not  believe  this order will have a material effect on its financial condition.

Each of these matters is ongoing and involves  various  risks and  uncertainties that could have a material adverse effect on our business, results of operations and financial condition.

Litigation Claims and Disputes:

•    Beginning in August, 2005, seven lawsuits containing similar allegations of
     misrepresentations   and  omissions   concerning  the  Company's  financial
     statements  and asserting  both  derivative and direct claims were filed in the United  States  District  Court for the  Western  District  of Missouri
     against  the  Company,  certain of its  current  and former  directors  and officers,  and its independent  registered  public accounting firm, Ernst &
     Young,  LLP.  These  lawsuits  were  consolidated  into  a  single  lawsuit asserting both  derivative  and direct claims.  On June 16, 2006, the Court dismissed the derivative  claims  because the  plaintiffs  failed to make a required  demand on the Company's  Board of Directors.  By  stipulation  of settlement  filed with the Court on October 29, 2007, the Company agreed to settle  all  claims  alleged  in  the  lawsuit,  including  those  alleging
     violations  of  the  Securities   Exchange  Act  of  1934  and  Rule  10b-5
     thereunder.  On February 12, 2008,  the Court granted final approval of the settlement.  The settlement of the federal  securities class action lawsuit was for $25 million,  comprised  of $11 million in cash,  to be provided by the Company's  insurers,  and $14 million in the Company's  common  shares.
     Under  the  terms of the  settlement,  on March  27,  2008,  class  counsel received  527,903 common shares in  satisfaction  of the Court approved fee award. The class will receive approximately 930,000 common shares,  subject to adjustment  upward or downward,  based upon the Company's stock price as provided in the  stipulation of settlement.  The settlement was recorded in the fourth quarter of fiscal year 2005.

•    In November 2005, a shareholder  derivative action was filed in the Circuit
     Court of Jackson County,  Missouri.  The plaintiff  alleges that certain of the Company's  former  officers and directors are liable to the Company for breaches  of  fiduciary  duties  and  aiding and  abetting  such  breaches, corporate waste, gross mismanagement,  unjust enrichment,  abuse of control based upon the Company's  accounting  practices  and  financial  reporting,
     insider  selling  and   misappropriation  of  information,   and  that  its
     independent registered public accounting firm, Ernst & Young LLP, is liable for professional negligence and accounting malpractice, aiding and abetting breaches of fiduciary  duties and breach of contract.  The Company is named as a nominal defendant in this matter. The plaintiff seeks equitable relief and unspecified  compensatory and punitive damages.  On March 13, 2008, the
     Company reached an agreement in principle,  subject to court  approval,  to settle this  action.  The  proposed  settlement  requires  the  adoption of certain  governance  reforms by the Company and payment of $1.5  million in attorney's fees and costs to counsel for the plaintiff,  which payment will be made under our insurance policies. The settlement was recorded in fiscal year 2006.

•    In September  2006,  another action was filed in the United States District
     Court  for  the  Western  District  of  Missouri.   The  plaintiff  asserts
     derivative  claims  against  certain of the  Company's  former and  current officers and directors for breaches of their  fiduciary  duties relating to the Company's accounting practices and financial reporting.  Plaintiff also asserts claims on behalf of a putative class against the Company's  current directors for failing to schedule or hold an annual  meeting for 2006.  The
     Company is named as a nominal  defendant.  The plaintiff seeks  unspecified monetary  damages on the Company's  behalf and an order  requiring  that an annual  meeting be scheduled  and held.  On February  12,  2007,  the Court stayed all further  proceedings in the suit until forty-five days after the
     Company's issuance of restated financial results,  and required the Company to provide monthly reports regarding the status of its restatement process.
     On March 13, 2008, the Company  reached an agreement in principle,  subject to court approval,  to settle this action on a consolidated  basis with the
     November 2005 shareholders derivative action described above.

•    On March 7,  2007,  a lawsuit  was  filed in the  Delaware  Chancery  Court against the Company  alleging that no annual  meeting of  shareholders  had been held  since  February  7, 2005,  and  requesting  that the  Company be compelled  to convene an annual  meeting.  Proceedings  in that  matter are currently  stayed by  agreement  of the  parties.  On March 13,  2008,  the
     Company reached an agreement in principle,  subject to court  approval,  to settle this action as part of the  resolution  of the other two  derivative actions.

Each of these  actions is  ongoing,  and the  Company  continues  to defend them vigorously.  Although  the  Company  cannot  predict the outcome of any of these actions,  an adverse result in one or more of them could have a material adverse effect on its business, results of operations and financial condition.

From time to time and in the  ordinary  course of its  business,  the Company is named as a defendant in legal proceedings  related to various issues,  including worker's  compensation claims, tort claims and contractual  disputes.  While the resolution of such matters may have an impact on the Company's financial results for the  period  in which  they are  resolved,  the  Company  believes  that the ultimate  disposition  of  these  matters  will  not,  individually  or  in  the aggregate,  have a material  adverse  effect upon its  business or  consolidated financial statements.

Indemnification and Pending Litigation Obligations:

The Company has  incurred  and will  continue  to incur  significant  expense on behalf  of the  Company  and on behalf of the  several  individuals  to whom the
Company  has   indemnification   obligations   related  to  certain  claims  and
investigations  involving the Company and these  individuals.  In addition,  the
Company continues to incur significant  expense related to the completion of its historical audits and SEC reporting  requirements.  The expenses the Company has incurred  through the fiscal year ended  September 28, 2007, in connection  with all of these  matters,  including  those  associated  with its  restatement  and pending legal matters,  net of insurance  proceeds,  were $2.5 million in fiscal year 2005,  $16.1  million in fiscal year 2006 and $13.3  million in fiscal year
2007.

Employment and Consulting Agreements:

The Company had  employment  agreements  with  certain  officers  providing  for payments to be made in the event the employee is terminated  related to a change in control as well as severance provisions not related to change in control.

On  September  28, 2005 the Company  entered into a  consulting  agreement  with
Alvarez & Marsal LLC, to provide  management  services and a co-chief  executive officer.  The agreement  calls for fees and incentive  cash bonuses,  as well as warrants for the Company's  stock,  which  warrants are described  more fully in
Note 20, Unearned Compensation.

15.  EQUITY INCENTIVE PLANS

In October  1992,  a stock  option  plan was  established  that  authorizes  the granting of options to purchase up to 1,201,880  shares of the Company's  common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. In October 1997, a third stock option plan was established that authorizes the granting of restricted shares and/or options to purchase up to  2,000,000  shares of the  Company's  common  stock by certain officers, key employees and contract employees. In December 2000, a fourth stock option plan was established  that  authorizes the granting of restricted  shares and/or options to purchase up to 1,000,000  shares of the Company's common stock by certain  officers,  key employees and contract  employees.  In February 2004, shareholders  approved an  additional  800,000  shares under the 2000 plan.  The stock options become  exercisable  over the next one to five years in  varying  amounts,  depending  on the  terms of the  individual  option agreements, and expire 10 years from the date of grant.

A summary of the Company's stock option activity, and related information, is as follows:

                                                                               Weighted
                                               Number of                        Average
                                                 Shares        Per Share     Exercise Price    Exercisable
                                                 ------        ---------     --------------    -----------

     Outstanding at September 27, 2002          2,665,821      $4.92-$48.30        $24.39       1,680,274
          Exercised                             (268,876)     $12.23-$39.89        $22.87
          Granted                                 508,500     $32.40-$43.27        $38.97
          Cancelled/Expired                     (111,852)     $16.63-$48.27        $36.96
                                                ---------
     Outstanding at October 3, 2003             2,793,593      $4.92-$48.30        $26.70       2,088,813
          Exercised                              (82,363)     $12.23-$39.30        $22.04
          Granted                                 348,616     $27.19-$40.16        $30.49
          Cancelled/Expired                     (269,160)     $18.50-$48.30        $43.96
                                                ---------
     Outstanding at October 1, 2004             2,790,686      $4.92-$44.30        $25.64       2,088,989
          Exercised                             (313,075)      $4.92-$25.19        $11.34
          Granted                                 268,900     $19.70-$27.96        $26.69
          Cancelled/Expired                     (126,755)     $18.00-$44.30        $34.47
                                                ---------
     Outstanding at September 30, 2005          2,619,756     $12.23-$43.32        $27.03       2,167,211
                                                =========

The following table summarizes  outstanding and exercisable options at September
30, 2005:

                                          Options Outstanding                           Options Exercisable
                                          -------------------                           -------------------
                                                 Weighted
                                                 Average            Weighted                              Weighted
                                Number       Contractual Life       Average             Number            Average
Exercise Prices              Outstanding        (in years)       Exercise Price      Exercisable       Exercise Price
---------------              -----------        ----------       --------------      -----------       --------------
$   12.23-18.50                  902,166           2.42               $ 17.93            900,166            $ 17.93
$   19.70-24.38                   62,695           3.94               $ 22.50             54,300            $ 22.57
$   25.00-28.68                  647,577           6.56               $ 26.06            530,610            $ 25.83
$   28.90-36.00                  351,630           7.95               $ 31.33            153,896            $ 32.84
$   36.81-43.32                  655,688           7.20               $ 38.65            528,239            $ 38.49

The Company has issued  certain stock option awards  whereby the exercise  price was less than the market price on the measurement date. As a result, the Company has  unamortized  compensation  expense  related to these stock option awards of
$70,000,  $133,000  and  $240,000  as  of  fiscal  year  2005,  2004  and  2003, respectively.  The  total  stock-based  compensation  expense  related  to stock options was  $891,000,  $3,858,000  and $774,000 in fiscal years 2005,  2004 and
2003, respectively.

In fiscal year 2006 and fiscal year 2007, the Company granted stock appreciation rights with respect to 895,688 and 526,944 shares of common stock, respectively.

During fiscal year 2006, 1,631,199 of options and stock appreciation rights were cancelled or expired due to either the expiration of unexercised  options or the cancellation of these awards in connection with the separation of employees.

16.  EMPLOYEE BENEFIT PLANS

The Company has a defined  contribution  plan organized  under Section 401(k) of the Internal Revenue Code covering substantially all employees.  The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service.  The Company currently matches 50% of the employee  contributions,  which is not to exceed 6% - 12% of the  employee's salary,  depending on the length of the employee's  service to the Company.  The
Company may contribute  additional amounts to the plan as determined annually by the Board of  Directors.  Employer  contributions  related  to the plan  totaled
$706,000,  $747,000 and $757,000 for the years ended September 30, 2005, October
1, 2004 and October 3, 2003, respectively.

The Company  sponsors an Employee  Stock Purchase Plan ("ESPP") which offers all employees the election to purchase the Company  common stock at a price equal to
90% of the market value on the last day of the calendar  quarter.  For the three fiscal years ended  September 30, 2005,  authorized  shares under this plan were
100,000. During fiscal year 2005 the Company suspended the ESPP.

17.  STOCK REPURCHASE PLAN AND TREASURY SHARES

In October 2002, the Company's  Board of Directors  authorized up to $20,000,000 to implement a common  stock  repurchase  plan.  The Company  purchased  366,398 shares for $12,117,000, at prices ranging from $32.52 to $34.45 per share during the year ended  October 3, 2003.  The  Company  did not  purchase  any shares in fiscal years 2005 and 2004 under this program.

In fiscal year 2004,  the Company  purchased  100,000 shares of its common stock for  $5,000,000  related  to the Mrs.  Leeper's  acquisition  (see Note 9).  The purchase  price of the  shares,  recorded as a cost of  treasury  stock,  was in excess of the market value at the time of purchase by $835,000.

The Company  repurchased  7,902  shares at a weighted  average  price of $20.27,
1,739  shares  at a  weighted  average  price of $41.65  and  2,642  shares at a weighted  average price of $28.08 in connection  with the  withholding  of taxes upon  vesting  of  restricted  stock,  in  fiscal  years  2005,  2004 and  2003, respectively.

18.  DIVIDENDS

The Company  declared and paid  dividends in the first three  quarters of fiscal year 2005, totaling  $10,303,000 ($.5625 per share), and in the third and fourth quarters  of fiscal  year  2004,  totaling  $6,764,000  ($.375  per  share).  No dividends  have been  declared  or paid since the third  quarter of fiscal  year
2005. See Note 11,  Long-Term Debt,  regarding  credit facility  restrictions on payment of future dividends.

19.  STOCKHOLDER RIGHTS PLAN

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

20.  UNEARNED COMPENSATION

During the years  ended  September  30,  2005 and  October 1, 2004,  the Company
issued 9,350 and 78,937 shares of restricted  stock to employees of the Company, respectively,  with a  weighted-average  grant date values of $25.02 and $30.61, respectively.  The  Company  records  the fair value of the awards at the market price on the grant date as  unearned  compensation  and then  adjusts  the value quarterly until the award is settled.  The Company maintains certain  restricted stock  compensation plans for which employees are allowed to elect to have taxes withheld at amounts  greater  than  minimum  required  amounts on vested  shares through the  Company's  repurchase  of shares,  triggering  variable  accounting treatment.  The  awards  contained  either  a cliff  or  straight  line  vesting provision and,  therefore,  expense is recognized over the vesting  period.  The compensation  expense  is  calculated  under an  accelerated  vesting  method in accordance  with FASB  Interpretation  28,  "Accounting  for Stock  Appreciation
Rights and Other  Variable Stock Option or Award Plans.  The expense  recognized was  $351,000,  $409,000  and  $412,000  in fiscal  years  2005,  2004 and 2003, respectively.  The  unearned  compensation  is  classified  as  a  reduction  to stockholders'  equity  in  the  accompanying  consolidated  balance  sheets.  In addition,  subsequent  to fiscal 2005,  the Company  granted  316,676  shares of restricted  stock  with a  weighted  average  grant  date  value of $5.36 and in connection with the separation of employees,  70,184 shares of restricted  stock were  cancelled.  The Company has  unamortized  compensation  expense related to restricted  stock awards of $668,000,  $2,107,000,  and $884,000 as of September
30, 2005, October 1, 2004 and October 3, 2003, respectively.

On September 28, 2005, the Company entered into a letter  agreement with Alvarez
& Marsal,  LLC  ("A&M")  for their  evaluation  of the  Company's  business  and recommendations for improving its operating and financial  performance.  Part of
A&M's compensation includes warrants that expire in September, 2010, to purchase shares of the Company's  common stock.  On March 10, 2006 the September 28, 2005
letter  agreement  was  amended,  and  among  other  compensation   adjustments,
finalized the number of warrants at 472,671 with an  established  exercise price of $5.67 per share.  Based on the performance  period specified in the September
28, 2005  agreement,  the warrants  vested on January 26, 2006, and based on the value of the warrants at the date of vesting and the subsequent amendment to the
September 28, 2005 agreement,  the total value of the warrants to be expensed is
$430,000  in fiscal  year  2006.  The  prorated  expense  to fiscal  year  ended
September 30, 2005 was immaterial.

21.  MAJOR CUSTOMERS

Sales to Wal-Mart,  Inc. during the years ended  September 30, 2005,  October 1,
2004  and  October  3,  2003,   represented   21%,  18%  and  17%  of  revenues,
respectively.  Sales to Sysco Corporation represented 11% in each of the periods listed above.

22.  BOARD OF DIRECTORS STOCK REMUNERATION

The Company provides outside  directors with an annual retainer amount in common stock equal to $20,000 per director.

23.  QUARTERLY FINANCIAL DATA - UNAUDITED

The  following  quarterly  financial  data is  unaudited,  but in the opinion of management,  all adjustments  necessary for a fair  presentation of the selected data for these interim periods presented have been included.

Quarterly financial data is as follows (in thousands, except per share data):

                                                                   First            Second              Third             Fourth
2005                                                              Quarter           Quarter            Quarter           Quarter
----                                                              -------           -------            -------           -------
                                                                (restated)        (restated)
Revenues                                                     $       92,900     $     93,624      $      84,187      $     93,448
Cost of goods sold                                                   75,175           73,460             77,970            73,546
                                                             --------------    --------------     --------------     ------------
Gross profit                                                         17,725            20,164              6,217           19,902

Selling and marketing expense                                         5,188             4,783              5,465            4,906
General and administrative expense                                    4,815             6,108              5,669            6,606
Litigation settlement                                                     -                 -                  -           14,000
Impairment charges to brands and trademarks                               -                 -             29,835           58,715
Losses related to long-lived assets                                       -             3,920              1,485            4,354

Recovery from restructuring expense                                   (255)             (161)               (95)             (43)
                                                             --------------    --------------     --------------     -------------
Operating profit (loss)                                               7,977             5,514           (36,142)         (68,636)
Interest expense, net                                                 2,440             3,842              6,139            3,813

Other (income) expense                                                5,671          (4,105)            (5,691)               581
                                                             --------------    --------------     --------------     -------------

Income (loss) before income taxes                                     (134)             5,777           (36,590)         (73,030)

Income tax provision (benefit)                                          473              635             (1,079)          (3,759)
                                                             --------------    --------------     --------------     -------------
Net income (loss)                                            $       (607)      $      5,142      $     (35,511)     $   (69,271)
                                                             ==============     =============     ==============     =============
Net income (loss) per common share (basic)                   $      (0.03)      $      0.28       $       (1.94)     $     (3.78)
Net income (loss) per common share (assuming dilution)       $      (0.03)      $      0.28       $       (1.94)     $     (3.78)

Due  to  changes in stock  prices  during  the year and  timing of  issuance  of shares,  the  cumulative  total of  quarterly  net income  (loss) per share amounts may not equal income per share for the year.

                                                                   First            Second              Third             Fourth
2004                                                              Quarter           Quarter            Quarter            Quarter
----                                                              -------           -------            -------          ---------
                                                                (restated)         (restated)         (restated)        (restated)
Revenues                                                     $      97,397     $     105,953      $      95,044      $     94,308
Cost of goods sold                                                  75,842            83,843             76,271            84,895
                                                             --------------    --------------     --------------     -------------
Gross profit                                                        21,555            22,110             18,773             9,413

Selling and marketing expense                                        7,236             6,106              6,629             7,184
General and administrative expense                                   7,594             4,662              4,496             4,525

Impairment charges to brands and trademarks                              -                 -                  -               132

Losses related to long-lived assets                                      -               600                  1               498
Acquisition and plant start-up expenses                                  -               240                  -                 -
Provision for restructuring expense                                      -                 -                945             1,923
                                                             --------------    --------------     --------------     -------------
Operating profit (loss)                                               6,725            10,502              6,702           (4,849)
Interest expense, net                                                 1,769             4,071              1,545            3,605
Other (income) expense                                                3,171           (1,616)                173              790
                                                             --------------    --------------     --------------     -------------

Income (loss) before income taxes                                     1,785             8,047              4,984           (9,244)

Income tax provision (benefit)                                         661             2,629               1,750           (3,527)
                                                             --------------    --------------     --------------     -------------
Net income (loss)                                             $      1,124      $      5,418       $      3,234      $     (5,717)
                                                             ==============     =============      =============     =============
Net income (loss) per common share (basic)                    $        0.06     $        0.30      $        0.18     $     $(0.32)
Net income (loss) per common share (assuming dilution)                 0.06     $        0.29      $        0.17     $     $(0.32)

Due  to  changes in stock  prices  during  the year and  timing of  issuance  of shares,  the  cumulative  total of  quarterly  net income  (loss) per share amounts may not equal income per share for the year.

The  following   table   represents  the  impact  of  the  financial   statement
adjustments,  including the change in accounting for certain  warehousing  costs discussed  in Note 4, on our  previously  reported  consolidated  statements  of operations for the fiscal quarters ended January 2, 2004, April 2, 2004, July 2,
2004, October 1, 2004, December 31, 2004 and April 1, 2005:

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the quarter ended January 2, 2004
                    (in thousands, except per share amounts)
                                                                         As
                                                                     Previously
                                                                      Reported          Adjustments        As Restated
                                                                      --------          -----------        -----------

Revenues                                                             $  101,599          $ (4,202)        $   97,397
Cost of goods sold                                                       69,745             6,097             75,842
                                                                     -----------         ----------       -----------

Gross profit                                                              31,854          (10,299)            21,555

Selling and marketing expense                                            13,578            (6,342)             7,236
General and administrative expense                                        3,019              4,575             7,594
                                                                     -----------         ----------       -----------

Operating profit (loss)                                                  15,257            (8,532)             6,725
Interest expense, net                                                     3,127            (1,358)             1,769
Other expense                                                                 -              3,171             3,171
                                                                     -----------         ----------       -----------

Income (loss) before income taxes                                        12,130           (10,345)             1,785

Income tax provision (benefit)                                            4,003            (3,342)               661
                                                                     -----------         ----------       -----------
Net income (loss)                                                    $    8,127          $ (7,003)        $    1,124
                                                                     ===========         ==========       ===========
 Net income (loss) per common share (basic)                          $      0.45         $   (0.39)       $     0.06
 Net income (loss) per common share (assuming dilution)              $      0.44         $   (0.38)       $     0.06

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the quarter ended April 2, 2004
                    (in thousands, except per share amounts)
                                                                         As
                                                                     Previously
                                                                      Reported          Adjustments        As Restated
                                                                      --------          -----------        -----------
Revenues                                                             $   113,347         $  (7,394)        $  105,953
Cost of goods sold                                                        81,169             2,674             83,843
                                                                     -----------         ----------        ----------
Gross profit                                                              32,178           (10,068)            22,110

Selling and marketing expense                                             14,384            (8,278)             6,106
General and administrative expense                                         3,691                971             4,662
Losses related to long-lived assets                                            -                600               600
Acquisition and plant start-up expenses                                        -                240               240
                                                                     -----------         ----------        ----------
Operating profit (loss)                                                   14,103            (3,601)            10,502
Interest expense, net                                                      2,819              1,252             4,071
Other (income) expense                                                         -            (1,616)           (1,616)
                                                                     -----------         ----------        ----------
Income (loss) before income taxes                                         11,284            (3,237)             8,047
Income tax provision (benefit)                                             3,723            (1,094)             2,629
                                                                     -----------         ----------        ----------
Net income (loss)                                                    $    7,561          $  (2,143)        $    5,418
                                                                     ===========         ==========        ==========
Net income (loss) per common share (basic)                           $      0.42         $   (0.12)        $     0.30
Net income (loss) per common share (assuming dilution)               $      0.41         $   (0.12)        $     0.29

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the quarter ended July 2, 2004
                    (in thousands, except per share amounts)
                                                                          As
                                                                      Previously
                                                                       Reported          Adjustments        As Restated
                                                                       --------          -----------        -----------

Revenues                                                             $   103,184         $   (8,140)        $   95,044
Cost of goods sold                                                        81,754             (5,483)             76,271
                                                                     -----------         -----------        ----------

Gross profit                                                              21,430             (2,657)            18,773

Selling and marketing expense                                             14,538             (7,909)             6,629
General and administrative expense                                         3,503                 993             4,496
Losses related to long-lived assets                                            -                   1                 1
Provision for restructuring expense                                          945                   -               945
                                                                     -----------         -----------        ----------
Operating profit (loss)                                                    2,444               4,258             6,702
Interest expense, net                                                      3,241             (1,696)             1,545
Other (income) expense                                                        -                 173                173
                                                                     -----------         -----------        ----------

Income (loss) before income taxes                                         (797)               5,781              4,984
Income tax provision (benefit)                                            (271)               2,021              1,750
                                                                     -----------         -----------        ----------
Net income                                                           $    (526)          $    3,760         $    3,234
                                                                     ===========         ===========        ==========
Net income (loss) per common share (basic)                           $    (0.03)         $      0.21        $     0.18
Net income (loss) per common share (assuming dilution)               $    (0.03)         $      0.20        $     0.17

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the quarter ended October 1, 2004
                    (in thousands, except per share amounts)
                                                                       As
                                                                   Previously
                                                                    Reported          Adjustments        As Restated
                                                                    --------          -----------        -----------

Revenues                                                          $    99,224           $ (4,916)        $   94,308
Cost of goods sold                                                     90,859             (5,964)            84,895
                                                                  -----------           ---------        ----------
Gross profit                                                            8,365               1,048             9,413

Selling and marketing expense                                          16,168             (8,984)             7,184
General and administrative expense                                      4,865               (340)             4,525
Impairment charges to brands and trademarks                                 -                 132               132
Losses related to long-lived assets                                         -                 498               498
Provision for restructuring expense                                    1,923                    -             1,923
                                                                  -----------           ---------        ----------

Operating profit (loss)                                              (14,591)               9,742           (4,849)
Interest expense, net                                                   3,866               (261)             3,605
Other (income) expense                                                     -                 790                790
                                                                  -----------           ---------        ----------
Income (loss) before income taxes                                    (18,457)               9,213           (9,244)
Income tax provision (benefit)                                        (6,284)               2,757           (3,527)
                                                                     --------           ---------        ----------
Net income (loss)                                                  $ (12,173)           $   6,456        $  (5,717)
                                                                   ==========           =========        ==========
Net income (loss) per common share (basic)                         $   (0.67)           $    0.35        $   (0.32)
Net income (loss) per common share (assuming dilution)             $   (0.67)           $    0.35        $   (0.32)

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     For the quarter ended December 31, 2004
                    (in thousands, except per share amounts)
                                                                        As
                                                                     Previously
                                                                      Reported          Adjustments        As Restated
                                                                     ----------         -----------        -----------
Revenues                                                             $    99,121         $  (6,221)        $  92,900
Cost of goods sold                                                        76,416            (1,241)           75,175
                                                                     -----------        -----------        ----------
Gross profit                                                              22,705            (4,980)           17,725

Selling and marketing expense                                             12,248            (7,060)            5,188
General and administrative expense                                         3,572              1,243            4,815
Provision for (recovery from) restructuring expense                        (255)                  -             (255)
                                                                     -----------        -----------        ----------
Operating profit                                                           7,140                837            7,977
Interest expense, net                                                      3,914            (1,474)            2,440
Other (income) expense                                                         -              5,671            5,671
                                                                     -----------        -----------        ----------
Income before income taxes                                                 3,226            (3,360)             (134)
Income tax provision                                                       1,129              (656)              473
                                                                     -----------        -----------        ----------
Net income                                                           $     2,097         $  (2,704)        $    (607)
                                                                     ===========        ===========        ==========
Net income per common share (basic)                                  $      0.12        $    (0.15)        $   (0.03)
Net income per common share (assuming dilution)                      $      0.11        $    (0.14)        $   (0.03)

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the quarter ended April 1, 2005
                    (in thousands, except per share amounts)
                                                                         As
                                                                     Previously
                                                                      Reported          Adjustments        As Restated
                                                                     ----------         -----------        -----------

Revenues                                                             $   100,059        $   (6,435)        $    93,624
Cost of goods sold                                                        75,685            (2,225)             73,460
                                                                     -----------        -----------        -----------
Gross profit                                                              24,374            (4,210)             20,164

Selling and marketing expense                                             11,923            (7,140)             4,783
General and administrative expense                                         4,068              2,040             6,108
Losses related to long-lived assets                                          551              3,369             3,920
Provision for (recovery from) restructuring expense                        (161)                  -             (161)
                                                                     -----------        -----------        ----------

Operating profit (loss)                                                    7,993            (2,479)             5,514
Interest expense, net                                                      4,508              (666)             3,842
Other (income) expense                                                     (172)            (3,933)           (4,105)
                                                                     -----------        -----------        ----------

Income before income taxes                                                 3,657              2,120             5,777
Income tax provision                                                       1,280              (645)               635
                                                                     -----------        -----------        ----------
Net income                                                           $     2,377        $     2,765         $   5,142
                                                                     ===========        ===========         =========
Net income (loss) per common share (basic)                           $      0.13        $      0.15         $    0.28
Net income (loss) per common share (assuming dilution)               $      0.13        $      0.15         $    0.28

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Background

During the  fiscal  year  ended  September  30,  2005,  we began the  process of documenting,  developing,  implementing  and  testing  our  system  of  internal controls and procedures in anticipation  of the  requirement  that we assess the effectiveness  of such  controls and  procedures  as of September  30, 2005.  In connection  with this  process,  the Audit  Committee  of the Board of Directors
began  an  independent   investigation  of  certain  accounting  procedures  and
practices, including those relating to material weaknesses in internal controls.
Through this process we identified control weaknesses and historical  accounting errors.  These  weaknesses  and  errors,  and the  impact  that  they had on our historical financial  statements,  led to our decision to restate our historical financial statements.

As of September 30, 2005, the end of the period covered by this Annual Report on
Form 10-K,  management  performed  an  evaluation  of the  effectiveness  of our disclosure  controls and procedures as defined in Rules  13a-15(e) and 15d-15(e)
of the Exchange Act.  However,  since  September  30, 2005, we have  experienced significant  changes in our senior management and, as a result,  the persons who were our chief executive officer and chief financial officer throughout the 2005 fiscal  year  were no  longer  with the  Company  when the  disclosure  controls assessment  was  conducted  as  of  September  30,  2005.  The  assessment  was, therefore,  performed under the supervision  and with the  participation  of our then current chief executive  officer,  who joined us on September 28, 2005, and our current principal financial officer,  who was our controller  throughout the
2005 fiscal year.  However,  while the  assessment  was not completed due to the
Audit Committee  investigation and the allocation of resources necessary for the restatement process, management concluded that the Company's disclosure controls were ineffective.

Our management has concluded that the restated consolidated financial statements included in this  Annual  Report on Form 10-K fairly  present,  in all  material respects,  our consolidated  financial position,  results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles ("GAAP").

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act. Internal control over financial reporting is a process  designed by, or under the supervision  of, our principal  executive and principal  financial  officers,  or persons  performing  similar  functions,  to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures  that  pertain to the  maintenance  of records  that,  in  reasonable detail,  accurately and fairly reflect the  transactions and dispositions of our assets;  that provide  reasonable  assurance that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with GAAP;
that provide reasonable  assurance that receipts and expenditures are being made only in  accordance  with  proper  authorization;  and that  provide  reasonable assurance regarding prevention or timely detection of unauthorized  acquisition, use or  disposition  of our assets  that  could  have a  material  effect on our consolidated financial statements. This assessment used the criteria in Internal
Control  -  Integrated   Framework   issued  by  the   Committee  of  Sponsoring
Organizations of the Treadway Commission ("COSO").

Internal control over financial  reporting cannot provide absolute  assurance of achieving  financial reporting  objectives because of its inherent  limitations.
Internal  control over  financial  reporting is a process  that  involves  human diligence  and  compliance  and is subject to lapses in judgment and  breakdowns resulting from human failures.  Internal  control over financial  reporting also can be  circumvented by collusion or improper  override of controls.  Because of such  limitations,  there  is a risk  that  material  misstatements  may  not be prevented  or detected  on a timely  basis by internal  control  over  financial reporting.

A material  weakness is a  deficiency,  or a  combination  of  deficiencies,  in internal  control  over  financial  reporting,  such that there is a  reasonable possibility  that a material  misstatement  of the  Company's  annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2005,  management  concluded that our internal  control over financial  reporting was not effective because of the material  weaknesses as of that date,  which are described  below.  In addition,  management  was unable to observe or assess all the elements of internal control over financial  reporting in  existence  as of  September  30,  2005  directly  related  to our  financial statement  closing  process and the related  process for the  preparation of our consolidated financial statements for external purposes because certain of these internal controls have since been either extensively  modified or were performed by individuals no longer employed by us.

Because  we were not able to  complete  the  documentation  and  testing  of our internal controls over financial  reporting,  our independent  registered public accounting  firm,  Ernst  &  Young,  LLP,  has  disclaimed  an  opinion  on  the effectiveness of our internal  control over financial  reporting as of September
30,  2005.  Their  report is set forth in Item 8 of this  Annual  Report on Form
10-K.

Although  management was unable to complete its assessment of the  effectiveness of our internal  control over financial  reporting as of September 30, 2005, the following  material  weaknesses  have been  identified  as of that  date.  It is possible that had management  been able to complete its  assessment,  additional material weaknesses as of September 30, 2005 may have been identified.

Material Weaknesses

•        Control Environment

              We did not maintain an effective control  environment based on the criteria established in the COSO framework. We failed to design or perform  controls to prevent or detect  instances of inappropriate override of, or interference with,  existing policies,  procedures and internal controls.  We did not establish and maintain a proper tone as to  internal  control  over  financial  reporting  and the importance of recording transactions in accordance with GAAP. More specifically,  prior  senior  management  failed  to  support  and emphasize,  through  consistent  communication  and behavior,  the importance  of  internal  control  over  financial  reporting  and adherence to our code of business conduct and ethics.

•        Policies and Procedures

              We did not maintain  adequate  policies and procedures  related to
              initiating,   authorizing,  recording,  processing  and  reporting
              transactions.  In  addition,  we did  not  maintain,  or  did  not
              perform,   appropriate   review   procedures.   This  led  to  (a)
              inconsistent  execution of business  practices,  (b)  inability to ensure practices were in accordance with management standards, (c)
              ambiguity in delegation of authority,  (d) misapplication of GAAP, and (e) errors in financial reporting.

•        Application of GAAP

              We did not maintain  effective  internal  control  over  financial reporting  and  did  not  provide  appropriate  training  for  our
              personnel,   resulting  in  material   misapplications   of  GAAP,
              including the following primary categories:

               •    accounting for revenues;

               •    accounting for inventory costs;

               •    accounting for promotional allowances and customer deduction receivables;

               •    operating costs recorded as plant and equipment;

               •    accounting for property, plant and equipment;

               •    accounting for brand acquisitions;

               •    accounting for deferred expenses, accruals and other items;

               •    accounting for stock-based compensation;

               •    accounting for hedging activities; and

               •    accounting for foreign currency gain (loss).

•        Tax Accounting

              We did not have an adequate tax accounting function.

•        Financial Statement Preparation and Reporting

              We did not perform a timely and complete preparation and review of our  consolidated  financial  statements  because  we  were in the process of preparing the Restatement.

•        Internal Audit

              We did not operate an adequate internal audit function.

•        Disclosure Controls

              We did not maintain effective  disclosure controls and procedures, including an effective  Disclosure  Committee,  designed to ensure complete and accurate  disclosure  as required by GAAP and various regulatory  bodies. In addition,  we did not file various periodic reports on a timely  basis as required by the rules of the SEC and the  NYSE.  The  Company  believes  the  disclosure  controls  and procedures  described  herein are key elements of internal control over financial  reporting that provide reasonable  assurances that transactions  are recorded as necessary to permit  preparation  of
              financial   statements  in  accordance  with  generally   accepted
              accounting principles.

All  of the  above  material  weaknesses  resulted  directly  or  indirectly  in adjustments  to  our  consolidated  financial  statements  for  the  year  ended
September  30,  2005.  Additionally,  there  is a  reasonable  possibility  that directly or indirectly due to the material weaknesses described above a material misstatement  of our  consolidated  financial  statements  would  not have  been prevented or detected had we prepared our consolidated financial statements on a timely basis.

The material weaknesses we identified  adversely affected our ability to account accurately for our revenues,  our expenses,  our assets and our  liabilities and were a  contributing  factor to the  preparation  and  reporting  of  inaccurate financial  statements and inaccurate  and incomplete  disclosures  regarding our operating results and financial condition in prior years.

Remediation Initiatives

Since September 30, 2005, we have undertaken  substantial efforts to address our previously  reported  material  weaknesses.  To  fully  remediate  the  material weaknesses  necessitates  designing new business process  controls,  and testing them to ensure that they address the previously reported material weaknesses. We continue  to review and make  necessary  changes  to the design of our  internal
control   environment,   through   critical   assessments   of  the   roles  and
responsibilities of each functional group within the organization, enhancing and documenting policies and procedures and providing relevant training, supervision and review where appropriate.

•        Control Environment

          •         All officers who were responsible for financial reporting of the accounting  errors  addressed by the  Restatement are no longer in our employ.

          •         We have hired a General Counsel.

          •         We  have   substantially   revised  and  emphasized  to  our
                    employees  our Code of Business  Conduct and Ethics,  which,
                    among  other   things,   reiterated  to  our  employees  the
                    previously   implemented   ethics   hotline   through  which
                    employees at all levels can anonymously  submit  information regarding  unethical behavior and other  irregularities they become aware of or have observed.

          •         We have established the senior management  position of Chief
                    Compliance Officer with a direct reporting responsibility to the Chairman of our Audit Committee.

•        Policies and Procedures

              We have  established  policy  statements and process  overviews in appropriate areas of accounting and financial  reporting controls, as well as continuing to develop  implementation  procedures under each policy statement.

•        Application of GAAP

              We  have  added  internal  staff  with  appropriate  training  and experience  in GAAP  application  and  established  a procedure to research and document GAAP issues and  decisions.  We have engaged external  consultants  to review and document our  application  of
              GAAP.  In  addition,  we have  enhanced  our  general  ledger  and automated other accounting systems.

•        Tax Accounting

              We have  engaged  external  resources  to  perform   required  tax
              accounting procedures.

•        Internal Audit

              We have added a Director  of Internal  Audit to our staff,  and we have been able to redirect  significant time of our Internal Audit staff to reviewing,  testing and documenting  financial  controls.
              External consultants are used to supplement these efforts.

•        Disclosure Controls

              We  have  established  a  disclosure   committee  and  implemented
              periodic   meetings  among  our  legal,   finance  and  operations
              departments to discuss various operational and financial reporting
              issues,  including,   among  other  issues,   acquisitions  and/or
              divestitures,  facility openings and closings,  contractual, legal and  regulatory  matters,  and  periodic  reviews  of  comparative financial results.

Continued  Internal Control and Financial Reporting Matters

•        We continued to experience turnover in our accounting personnel;

•        Primary  attention  of  our  accounting  personnel  was  placed  on the preparation of fiscal 2005 financial  statements and the restatement of financial  statements  for  prior  periods  and,  thus,  to  date  less attention has been placed on subsequent periods; and

•        Our  ability  to improve  our  control  processing  and  implement  our remediation  initiatives and test the  effectiveness of enhancements to internal controls has been limited.

Our testing and evaluation of the operating  effectiveness and sustainability of the changes to our internal  control over  financial  reporting  with respect to these  material  weaknesses  will continue as the above  referenced  remediation actions are still in the  implementation  process.  As a result, we may identify additional  changes that are required to remediate these material  weaknesses or to otherwise improve internal controls.

ITEM 9B.          OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain  information  about each of our executive officers  as of  June 2,  2008.  We  have  had  significant  changes  in  senior management since September 30, 2005, as described under the heading  "Business -
Significant Events Since Our Last Regular Periodic Report" in this Annual Report on Form 10-K:

NAME                                      AGE    POSITION
----                                      ---    --------

John P. Kelly.......................      56     Chief Executive Officer and
                                                 President

Walter N.  George...................      51     Executive Vice President -
                                                 Operations and Supply Chain

Paul R. Geist.......................      45     Executive Vice President, Chief
                                                 Financial Officer

Robert Schuller.....................      47     Executive Vice President, General
                                                 Counsel

JOHN P. KELLY joined the Company on November 6, 2007 as Chief Operating  Officer
and was named Chief Executive Officer and President and elected as a director in
January,  2008.  Mr. Kelly has over 30 years of experience in consumer  packaged goods,  including  employment with Oscar Mayer Foods  Corporation,  Kraft Foods,
Inc.,  Haagen-Dazs  Company and Fiorucci Foods.  From June 2002 to May 2007, Mr.
Kelly was President of VDW Acquisition Ltd. d/b/a San Antonio Farms, a maker and marketer of Mexican sauces. From May 2007 to his appointment by the Company, Mr.
Kelly was Senior Vice President of Bay Valley Foods, LLC, an operating  division of Treehouse Foods, which acquired San Antonio Farms.

WALTER N. GEORGE  joined the Company in January 2001 as Senior Vice  President -
Supply  Chain and  Logistics.  He was  promoted to  Executive  Vice  President -
Operations and Supply Chain in February 2003. Prior to joining the Company,  Mr.
George was Vice President of Supply Chain for Hill's Pet Nutrition,  Inc., a pet
food producer, from February 1989 to January 2001.

PAUL R. GEIST joined the company as Vice  President and Corporate  Controller on
October 18, 2004. He was named principal  accounting officer on August 14, 2006, and  serves as  principal  financial  officer.  In  January  2008,  he was named
Executive Vice President and Chief Financial  Officer.  Prior to joining us, Mr.
Geist  was  the  Vice   President/Controller  for  Potbelly  Sandwich  Works,  a
privately-owned restaurant company, from March 2004 to September 2004 and was an independent  financial  consultant from January 2003 to February 2004. Mr. Geist was employed by Westar Energy,  Inc, an electric utility,  from November 1999 to
January 2003,  serving as Senior Vice President and Chief Financial Officer from
October  2001 to January  2003 and Vice  President  Corporate  Development  from
February 2001 to September 2001.

ROBERT  SCHULLER was named  Executive Vice President and General Counsel on June
5, 2006. Mr. Schuller has 20 years of legal experience, both in corporations and in private practice. Mr. Schuller was general counsel at VT, Inc. from September
2004  to  May  2006,  a  privately  held  company  with  affiliated   automobile
dealerships  and related  insurance and real estate  holdings.  From May 2002 to
December  2003,  Mr.  Schuller was general  counsel and  corporate  secretary of
Farmland Industries, Inc. ("Farmland"), which at the time was one of the largest agricultural  cooperatives in the nation with operations throughout the U.S. and overseas  and which filed a petition  under the Federal  bankruptcy  laws in May
2002.  Previously,  Mr.  Schuller held a number of in-house legal positions with
Farmland from 1994 to 2002.

Information Regarding Directors of the Company

Our Board of Directors  consists of 9 independent  directors and Mr. Kelly,  our
CEO and president,  who are divided into three separate  classes.  Directors are elected  for three year  terms,  or until  their  successors  are  elected.  The following  table  sets  forth  certain  information  about  each of our  current directors. Information on Mr. Kelly is set forth above.

                                                          COMMITTEE
NAME                                        AGE (1)       MEMBERSHIPS
----                                        -------       -----------

David W. Allen......................         47           Compensation

Jonathan E. Baum....................         47           Audit, Compensation
                                                          (Chair)

Mark C. Demetree....................         51           Compensation

Robert J. Druten....................         61           Audit (Chair)

James A. Heeter.....................         59           Audit, Nominating and
                                                          Governance (Chair)

John P. Kelly.......................         56           -

Ronald C. Kesselman.................         65           Compensation

Terrence C. O'Brien.................         45           Nominating and Governance

William R. Patterson................         66           Audit

Tim M. Pollak.......................         62           Nominating and Governance

(1) As of June 2, 2008

DAVID W. ALLEN became a member of the Board on May 2, 2006,  filling an existing vacancy. Mr. Allen was appointed Senior Vice President,  Supply Chain Operations of Del Monte Foods Co., in June 2006, having served as a consultant to Del Monte beginning in November 2005. Prior to that, Mr. Allen was Chief Operating Officer of U.S.  Foodservice,  a division  of Royal  Ahold,  from 2004 to 2005 and Chief
Executive  Officer of WorldChain,  Inc., a supply chain services  company,  from
2001 to 2004.  He served as Vice  President,  Worldwide  Operations of Dell Inc.
from 1999 to 2000.  From 1991 to 1999,  Mr. Allen held a variety of positions at
Frito-Lay North America, a division of PepsiCo Inc., most recently as its Senior
Vice President, Operations.

JONATHAN E. BAUM has served as a Director of the  Company  since 1994.  Mr. Baum has been the Chairman and Chief  Executive  Officer of George K. Baum & Company,
an investment banking firm, since 1994. Mr. Baum is also a director of George K.
Baum Merchant Banc, L.L.C. and Prairie Capital  Management,  Inc., both merchant banking firms that are affiliated with George K. Baum & Company. Recently he has become a trustee and member of the finance and  investment  committee at Midwest
Research  Institute and a board member and audit  committee chair of the Greater
Kansas City Community Foundation.

MARK C. DEMETREE has served as a Director since 1998.  Since 1997, Mr.  Demetree has been  Chairman  and CEO of British  Salt  Holdings,  LLC  ("British  Salt").
British  Salt is the largest  vacuum salt  producer in the United  Kingdom,  and through its affiliate,  US Salt, LLC, is the fourth largest vacuum salt producer in North America.  Mr.

Demetree is non-executive Chairman of the Board of Texas Petrochemicals, Inc., a
processor and refiner of  petro-chemical  products.  He is a managing  member of
Pinnacle  Properties  Holdings,  LLC, a Boston-based  real estate investment and development  fund.  He is  also  an  Operating  Partner  in  Silverhawk  Capital
Partners, a private equity investment fund based in Greenwich, Connecticut.

ROBERT J. DRUTEN  became a member of the Board on December 12, 2007,  filling an existing  vacancy.  Mr.  Druten  served as Executive  Vice  President  and Chief
Financial  Officer of Hallmark Cards,  Inc.,  until his retirement in 2006. From
1991 until 1994,  he served as  Executive  Vice  President  and Chief  Financial
Officer of Crown Media,  Inc., a cable  communications  subsidiary  of Hallmark.
Prior to his employment with Hallmark and Crown Media, Mr. Druten held executive positions with Pioneer Western Corporation a subsidiary of Kansas City Southern, and was employed as a certified  public  accountant.  Mr.  Druten  serves on the boards of  directors  of Kansas  City  Southern,  rail  transportation  company,
Alliance  Holdings,  GP,  L.P.,  a publicly  traded  limited  partnership  whose publicly  traded  subsidiary is engaged in the production and marketing of coal,
and  Entertainment   Properties  Trust,  a  real  estate  investment  trust  for entertainment related properties.

JAMES A.  HEETER has  served as a Director  since May of 2000.  Mr.  Heeter,  an attorney,  has been the Managing Partner of the Kansas City,  Missouri office of the law firm of Sonnenschein Nath & Rosenthal,  a limited liability partnership, for over five years. Mr. Heeter serves on the Firm-wide Executive Committee.

RONALD C.  KESSELMAN  became a member of the Board on June 1,  2006,  filling an existing vacancy. Mr. Kesselman has a 30-year career of holding senior executive and management  positions with consumer products and food processing  companies.
He is currently a consumer  products  consultant and was previously the Chairman of the Berwind Group, a privately held enterprise.  Mr. Kesselman also serves on the Board of Directors  of Homax  Products,  Inc., a privately  held company and supplier of home improvement products.  Mr. Kesselman was the Chairman and Chief
Executive  Officer of Elmer's Products from 1995 to 2004. Mr. Kesselman has also served in a number of management positions with Fortune 500 companies, including
Borden, Inc., Mattel Corporation and Quaker Oats Company.

TERENCE C. O'BRIEN has served as a Director  since April 2003.  Mr.  O'Brien has been the Chairman and Chief Executive Officer of Wholesome  Holdings Group, LLC,
a food and beverage  acquisitions  group,  since June 2006.  Prior to that,  Mr.
O'Brien  had  been  President  and CEO of  Brach's  Confections,  Inc.,  a candy company,  which is a subsidiary  of  Barry-Callebaut  Group,  a publicly  listed company on the Swiss Stock  Exchange  since  August,  2003.  Prior to that,  Mr.
O'Brien  served as Senior Vice  President  of Sales and Customer  Marketing  for
Morningstar  Foods,  a division of Dean Foods,  a processor and  distributor  of dairy  products  from 1998 to 2003.  From 1997 to 1998,  Mr.  O'Brien  was Chief
Operating  Officer for Beaconeye,  Inc., a publicly held pioneer in the consumer laser vision correction field.

WILLIAM  R.  PATTERSON  has  served  as a  Director  since  1997.  He was  named non-executive  Chairman of the Board on October 17,  2005.  Mr.  Patterson  is a
founder and manager of Stonecreek  Management,  LLC, a private  investment  firm since August 1998.  Prior to that, he served as Vice  President of PSF Holdings,
L.L.C., and the Executive Vice President,  Chief Financial Officer and Treasurer
of its wholly-owned  subsidiary,  Premium Standard Farms, Inc. ("PSF,  Inc."), a fully-integrated  pork producer and processor  from October 1996 to August 1998.
From  January to October  1996,  Mr.  Patterson  was a  principal  of  Patterson
Consulting,  LLC, a financial  consulting  firm,  and as a consultant was acting chief financial  officer for PSF, Inc. From 1976 through 1995, Mr. Patterson was a partner in Arthur  Andersen  LLP.  Mr.  Patterson  is also a director  of Paul
Mueller  Company,  a  manufacturer  of stainless  steel  vessels and  processing systems.

TIM M.  POLLAK  has served as a Director  since June 2001.  Mr.  Pollak has been
President of Sagaponack Associates, Inc., a private consulting firm specializing in branding and marketing, since 1998. Since 2007, Mr. Pollak has been a partner of Vertical  Knowledge LLC.  Also,  since 2006, Mr. Pollak has been a partner of
Reason,  Inc.  From 1978 to 1998,  Mr. Pollak held various  senior  positions at
Young & Rubicam,  Inc., a global advertising company,  including CEO of New York and  Asia-Pacific  divisions  and Vice  Chairman,  Worldwide  Director of Client
Services and he was also a director.  Mr. Pollak was also  previously a director of the Meow Mix Company, a cat food company.

The Audit Committee

The Audit  Committee is responsible for and oversees a number of matters related to the Company's  financial  statements,  and its relationship to and use of its independent  registered public  accounting firm. A more complete  description of the Audit Committee's  functions is provided in its Charter,  which is available on the  Company's  website at  www.aipc.com.  The  current  members of the Audit
Committee  are Messrs.  Druten,  Patterson,  Heeter and Baum.  Mr. Druten is the
Chairman of the Audit Committee and the Board has determined that Mr.  Patterson is an "audit  committee  financial  expert"  as  defined  in Item  407(d) (5) of
Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities  Exchange Act of 1934, as amended,  requires our directors,  executive officers,  and persons who own more than 10 percent of our common  stock  (collectively,  "Reporting  Persons"),  to file  reports of their ownership of such stock, and the changes therein, with the SEC and to furnish us with a copy of such reports (the "Section 16  Reports").  Based upon a review of
Forms 3 and 4 and  amendments  thereto  furnished  to us during the most  recent fiscal  year and any  written  representation  from a  person  that no Form 5 is required to be filed with the SEC,  all such  reports due were filed in a timely manner during fiscal year 2005.

Code of Ethics

Our Board of Directors  has adopted a Code of Ethics ("the Code")  applicable to all  directors,  officers  and  employees.  The Code is posted on our website at
http://www.aipc.com. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal  executive officer,  principal  financial officer, principal  accounting  officer  and  persons  performing  similar  functions  by
disclosing   the  nature  of  such   amendment  or  waiver  on  our  website  at
http://www.aipc.com, or in a report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The Summary  Compensation Table below shows certain  information  concerning the compensation paid by the Company during fiscal year 2005 to (i) Mr. Tim Webster, who  served as CEO and became  Co-CEO on  September  28,  2005,  (ii) Mr.  James
Fogarty,  who became Co-CEO on September  28, 2005,  CEO on December 5, 2005 and
President on January 26, 2006,  and (iii) the next four most highly  compensated executive officers (the "Named Executive Officers") (based upon the total salary and bonus paid with respect to fiscal year 2005).
                                                                                  LONG-TERM
                                        FISCAL PERIOD COMPENSATION            COMPENSATION AWARDS
                                        --------------------------            -------------------
                                                                                            SECURITIES              ALL
   NAME AND PRINCIPAL        FISCAL                                      RESTRICTED         UNDERLYING             OTHER
         POSITION            PERIOD      SALARY ($)      BONUS ($)      STOCK AWARDS($)    OPTIONS (#)        COMPENSATION($)
         --------            ------      ----------      ---------      ---------------    -----------        ---------------

James P.  Fogarty             2005           --                 --           --                   --                 --
   Chief Executive
   Officer and
   President(1)

Timothy S.  Webster           2005     $  575,000 (2)    $  53,906      $    --     (3)     $  50,000        $      26,957  (4)
   Former President and       2004        566,923 (2)           --           --                   --                22,582  (4)
   Co-Chief Executive         2003        566,296 (2)       75,000 (5)     50,733   (5)       100,000               23,468  (4)

Daniel W.  Trott              2005        307,692           29,063           --     (3)        12,000               67,747  (7)
   Former EVP - Sales and     2004        296,538              --         384,000   (8)        60,000               60,750  (7)
   Marketing(6)               2003         32,885              --         209,000   (9)        60,000                   35  (7)

George Shadid                 2005        280,769           46,484           --     (3)        25,000               13,252 (11)
   Former Chief Financial     2004        153,945(12)           --        384,000  (10)        20,000                3,525 (11)
   Officer(6)                 2003           --                 --           --                   --                 --                                            --                        (10)

Walter N.  George             2005        232,308           21,844            --    (3)         9,000               19,555 (13)
   EVP - Supply Chain and     2004        224,231               --         576,000 (14)        30,000               19,167 (13)
   Logistics                  2003        209,721           50,000 (5)      21,796  (5)        19,500               19,373 (13)

Warren Schmidgall             2005        235,000           22,031            --    (3)         9,000               20,526 (15)
   Former Chief Financial     2004        237,019               --            --                  --                19,754 (15)
   Officer(6)                 2003        239,615           35,000 (5)      13,679  (5)        11,484 (5)           19,968 (15)

    ----------------

(1)  Mr. Fogarty  served as the Company's  president and CEO from September 2005 to January 18, 2008. Mr. Fogarty was not an employee of the Company and did not receive a salary or bonus or any other compensation from the Company in his role as Chief Executive Officer or President. Mr. Fogarty is a Managing
     Director  of A&M,  the entity to which the Company  pays fees and  expenses under a letter agreement.  A description of Mr. Fogarty's relationship with the  Company is  included  under the  heading  "Certain  Relationships  and
     Related Transactions,  and Director  Independence" in this Annual Report on
     Form 10-K.

(2)  Includes $18,692 of income earned but deferred in fiscal year 2003, $71,692 in fiscal year 2004 and $15,481 in fiscal year 2005,  with  $97,242 paid to
     Mr. Webster upon  termination of the deferred  compensation  plan in fiscal year 2005, which amount is not included in his base salary.

(3)  As of September 30, 2005, Mr.  Webster held 900 shares of restricted  stock with a value of  $9,594;  Mr.  Trott  held  11,000  shares  with a value of
     $117,260;  Mr. Shadid held 8,000 shares with a value of

     $85,280;  Mr. George held 12,387 shares of restricted stock with a value of
     $132,045; and Mr. Schmidgall held no shares of restricted stock.

(4)  Includes  contributions  on the  officer's  behalf to the American  Italian
     Pasta Company Retirement Savings Plan in the amounts of $9,187, $5,311, and
     $6,369, in fiscal years 2005, 2004, and 2003,  respectively,  premiums paid by the Company on  insurance  policies in the amounts of $12,438,  $12,457, and  $12,725,  in fiscal  years 2005,  2004,  and 2003,  respectively,  and premiums paid by the Company on a split dollar life insurance policy in the amounts of $5,332,  $4,814,  and $4,374,  in fiscal years 2005,  2004,  and
     2003, respectively.

(5)  In  addition  to the cash bonus  listed  above,  the  following  executives received  a portion of their 2003  annual  bonus in the form of  restricted stock  granted  in  January  2004.  The cash  value of such  grants  was as follows:  Mr.  Webster - $50,733;  Mr. George - $21,796;  Mr.  Schmidgall -
     $13,679.  The number of shares  granted  was  calculated  based on the fair market value of the common stock as of the date of grant.  In addition,  as part of the 2003 bonus, in January 2004 Mr.  Schmidgall was granted options to purchase  1,484 shares of common stock  (valued at $19,000  based on the
     Black Scholes method of  valuation).  The exercise price of the options was based on the fair  market  value of the Common  Stock on the date of grant.
     All dividends are paid on restricted stock.

(6)  Mr.  Webster  resigned in December  2005. Mr. Trott resigned in March 2006.
     Mr. Shadid resigned as Chief Financial  Officer,  effective August 8, 2006, but remained an employee until September 1, 2006. Mr.  Schmidgall  resigned on September 30, 2005.

(7)  Includes  contributions  on the  officer's  behalf to the American  Italian
     Pasta Company Retirement Savings Plan in the amount of $1,626 and $1,318 in fiscal year 2005 and 2004,  and  premiums  paid by the Company on insurance policies  in the  amounts of $12,017  and $4,337 and $35,  in fiscal  years
     2005,  2004 and 2003,  respectively,  and  relocation  fees of $54,104  and
     $30,095 in fiscal year 2005 and 2004, respectively,  and a signing bonus of
     $25,000, in fiscal year 2004.

(8)  Mr. Trott was granted 10,000 shares of restricted  stock on August 4, 2004, vesting  in five  equal  annual  installments  on each  of the  first  five anniversaries  of the date of grant.  Unvested  shares granted to Mr. Trott fully vested upon his  termination  with us. All  dividends are paid on the restricted stock.

(9)  Mr. Trott was granted 5,000 shares of restricted  stock on August 25, 2003, vesting  in five  equal  annual  installments  on each  of the  first  five anniversaries  of the date of  grant,  in  connection  with his  employment agreement.  Unvested  shares  granted to Mr.  Trott  fully  vested upon his termination with us. All dividends are paid on the restricted stock.

(10) Mr. Shadid was granted 10,000 shares of restricted stock on August 4, 2004, vesting  in five  equal  annual  installments  on each  of the  first  five anniversaries  of the date of grant.  All unvested shares were cancelled on the  date  of Mr.  Shadid's  resignation.  All  dividends  are  paid on the restricted stock.

(11) Includes  contributions  on the  officer's  behalf to the American  Italian
     Pasta  Company  Retirement  Savings Plan in the amounts of $3,803 in fiscal years 2005 and premiums  paid by the Company on  insurance  policies in the amounts of $9,449 and $3,525, in fiscal years 2005 and 2004, respectively.

(12) Includes  $111,638  in fees  related to Mr.  Shadid's  consulting  services performed  during May 2004 through August 2004 before he became an employee of the Company.

(13) Includes  contributions  on the  officer's  behalf to the American  Italian
     Pasta Company Retirement Savings Plan in the amounts of $7,225, $6,577, and
     $6,065,  in fiscal years 2005, 2004, and 2003,  respectively,  and premiums paid by the  Company on  insurance  policies  in the  amounts  of  $12,330,
     $12,590 and $13,308, in fiscal years 2005, 2004, and 2003, respectively.

(14) Mr. George was granted 15,000 shares of restricted stock on August 4, 2004, vesting  in five  equal  annual  installments  on each  of the  first  five anniversaries  of  the  date  of  grant.  All  dividends  are  paid  on the restricted stock.

(15) Includes  contributions  on the  officer's  behalf to the American  Italian
     Pasta Company Retirement Savings Plan in the amounts of $7,161, $6,231, and
     $5,979,  in fiscal years 2005, 2004, and 2003,  respectively,  and premiums paid by the  Company on  insurance  policies  in the  amounts  of  $13,365,
     $13,523 and $13,989, in fiscal years 2005, 2004, and 2003, respectively.

Option Grants in Fiscal Year 2005

The following table sets forth  information  with respect to the options granted by us during fiscal year 2005 to the Named Executive Officers.

                                INDIVIDUAL GRANTS
                           ----------------------------------------------------------------
                                              % OF TOTAL                                     POTENTIAL REALIZABLE VALUE AT
                                                OPTIONS                                      ASSUMED ANNUAL RATES OF STOCK
                               SHARES         GRANTED TO                                          PRICE APPRECIATION
                             UNDERLYING        EMPLOYEES      EXERCISE                           FOR OPTION TERM (2)
                               OPTIONS         IN FISCAL      PRICE PER      EXPIRATION          -------------------
 NAME                          GRANTED           2005         SHARE (1)         DATE             5%              10%
 ----                        ---------         ---------      ---------      ----------          --              ---

 James P.  Fogarty(3)               --               --             --              --           --              --

 Timothy S.  Webster            50,000            18.59          26.73       2/2/15(4)        840,518(4)    2,130,037(4)

 Daniel W.  Trott               12,000             4.46          26.73       2/2/15(4)        201,724(4)      511,209(4)

 George D.  Shadid              25,000             9.30          26.73       2/2/15(4)        420,259(4)    1,065,018(4)

 Walter N.  George               9,000             3.35          26.73       2/2/15           151,293         383,407

 Warren B. Schmidgall            9,000             3.35          26.73       2/2/15(4)        151,293(4)      383,407(4)

----------------

(1)  The  exercise  price is based on the fair  market  value at the date of the grant of the option. The options have various vesting periods, ranging from three to five years,  and the options  terminate ten years from the date of
     grant,   subject  to  earlier  termination  in  certain   conditions.   The
     exercisability  of the options is  accelerated  in the event of a change of control (as defined in the option agreements).

(2)  The  amounts  shown as  potential  realizable  values  are based on assumed annualized  rates of  appreciation  in the  price of  common  stock of five percent and ten percent over the term of the  options,  as set forth in the rules of the SEC.  Actual  gains,  if any, on stock  option  exercises  are dependent upon the future  performance of the common stock. There can be no assurance that the potential realizable values reflected in this table will be achieved.

(3)  Mr. Fogarty is a Managing  Director of A&M, the entity to which we issued a warrant to purchase 472,671 shares of our Class A convertible  common stock under a letter agreement.  Additional  information regarding the warrant is included under the heading "Certain Relationships and Related Transactions, and Director Independence" in this Annual Report on Form 10-K.

(4)  Any unvested  options  granted to Messrs.  Webster,  Shadid and  Schmidgall terminated upon  termination of their  employment with us. Unvested options granted to Mr. Trott fully vested upon his termination  with us. Any vested options  held by Messrs.  Webster,  Trott and Shadid  expired  three months after

     their  termination  date if not  exercised.  Any vested options held by Mr.
     Schmidgall  may be  exercised  through  September  30,  2008  pursuant to a termination  agreement that modified the exercise period for vested options
     provided  in  the  options  award  agreement.   Additional  information  is
     available  under the  heading  "Executive  Compensation  -  Employment  and
     Severance Agreements" in this Annual Report on Form 10-K.

Aggregated Option Exercises in Fiscal Year 2005 and Fiscal Year End Option Values

The following table sets forth  information with respect to the aggregate option exercises during fiscal year 2005 by the Named Executive Officers and the number and value of options held by such officers as of September 30, 2005.

                                                                 Number of
                             Shares                          Unexercised Options        Value of Unexercised
                            Acquired                         -------------------       In-the-Money Options (1)
                              Upon           Value             Exercisable/            ------------------------
Name                      Exercise (#)   Realized ($)        Unexercisable (2)         Exercisable / Unexercisable
----                      ------------   ------------        -----------------         ---------------------------

James P.  Fogarty                             --             --            --               --             --

Timothy S.  Webster        173,537         $2,827,436        659,833      18,750            --             --

Daniel W.  Trott             --               --              69,333      62,667            --             --

George D.  Shadid            --               --              15,000      30,000            --             --

Walter N.  George            --               --              94,166      34,334            --             --

Warren B. Schmidgall         --               --             176,995         989            --             --
----------------

(1)  Based  on the  price  of our  common  stock at the  close  of  business  on
     September  30,  2005  (which  was  $10.66)  and the  exercise  price of the options. No outstanding options were in the money on September 30, 2005.

(2)  Any unvested  options  granted to Messrs.  Webster,  Shadid and  Schmidgall terminated upon  termination of their  employment with us. Unvested options granted to Mr. Trott fully vested upon his termination  with us. Any vested options  held by Messrs.  Webster,  Trott and Shadid  expired  three months after their  termination date if not exercised.  Any vested options held by
     Mr.  Schmidgall  may be exercised  through  September 30, 2008.  Additional information  is  available  under the  heading  "Executive  Compensation  -
     Employment and Severance Agreements" in this Annual Report on Form 10-K.

Indemnification  Agreements,  Employment and Severance  Agreements and Change of
Control Arrangements with Named Executive Officers

Indemnification Agreements

We have entered into an  Indemnification  Agreement  with each of our directors,
Named   Executive   Officers   and   certain  of  our  other   employees.   Each
Indemnification  Agreement provides that we will indemnify the directors,  Named
Executive  Officers and  employees to the fullest  extent  permitted by Delaware law, subject to certain  limitations.  We agree to advance expenses and maintain director and officer insurance.  The agreements also describe certain procedures and limitations applicable to our indemnification obligations.

Pursuant to our letter agreement with A&M, we have agreed to indemnify our Chief
Executive Officer and President and other employees of A&M to the same extent as the most favorable  indemnification we extend to our officers and directors.  We have  also  agreed  to  indemnify  A&M,  its  shareholders,  employees,  agents, representatives  and subcontractors in the performance of their duties set forth in the letter agreement with A&M.

Employment and Severance Agreements

Mr.  Webster.  On May 30,  2002,  Mr.  Webster and the Company  entered  into an employment  agreement,  which  was  amended  on  March  3,  2003 to  extend  the termination  date of the agreement to September 29, 2006.  Under the  employment agreement,  Mr.  Webster  was  entitled  to an  initial  annual  base  salary of
$460,000,  subject to annual adjustment and periodically  updated job evaluation by the Compensation  Committee.  Mr. Webster was also eligible to receive annual bonuses at the  discretion of the Board under the Company's  Salaried Bonus Plan
(the "Bonus Plan").

Effective December 4, 2005, the Company entered into a separation agreement with
Mr. Webster. The separation agreement provides that Mr. Webster received (1) any base salary earned  through  December 4, 2005 (the  "Resignation  Date") but not paid and accrued  vacation,  less  applicable  taxes,  (2) cash severance in the amount  of  $287,500,  less  applicable  taxes,  payable  in six  equal  monthly installments,  and  (3)  continued  healthcare  benefits  until  May  31,  2006.
Participation  in all other  benefit  and  compensation  plans and  arrangements ceased as of the Resignation Date. Vesting of stock options and restricted stock ceased as of the  Resignation  Date.  Stock options vested as of the Resignation
Date were exercisable for a period of three months after the Resignation Date.

Under the separation  agreement,  Mr. Webster agreed to release the Company from
all  claims  other  than  certain   indemnification  claims.  In  addition,  the
non-compete  and   non-solicitation   provisions  of  Mr.  Webster's  employment
agreement  remain  in effect  for 18 months  after  the  Resignation  Date.  The
confidentiality   provisions  of  the  employment  agreement  remain  in  effect indefinitely.

Mr.  Trott.  Mr.  Trott and the Company  entered into an  employment  agreement, effective  August 25, 2003, with a termination date of September 30, 2006. Under the  employment  agreement,  Mr.  Trott was entitled to an annual base salary of
$300,000 beginning January 1, 2004, subject to annual adjustments. Mr. Trott was also eligible to receive annual bonuses at the discretion of the Board under the
Bonus Plan and pursuant to the terms of Exhibit A to his employment agreement.

As a result of Mr.  Trott's  separation  from  employment in March 2006,  and in accordance with the provisions of his employment  agreement,  Mr. Trott received
(1) any base salary  earned  through his  separation,  including any accrued but unused  vacation,  (2) his  current  base salary  ($317,750)  for a period of 12 months  following  his  separation,  payable  in equal  bi-weekly  installments, subject to Mr. Trott's  obligation  under the  employment  agreement to mitigate these payments and (3) continued  eligibility for 18 months to  participate,  at his cost, in all health,  medical and life insurance programs generally provided to employees,  subject to obtaining  comparable  coverage with another employer.
Participation  in all other  benefit  and  compensation  plans and  arrangements ceased as of his separation.  All outstanding stock options and restricted stock vested as of his  separation.  Unexercised  stock  options  expired three months after the Separation Date.

The  non-compete,  non-solicitation  and  non-disparagement  provisions  of  Mr.
Trott's  employment  agreement  remain in effect  for 24  months  following  his separation. The confidentiality provisions of the employment agreement remain in effect indefinitely.

Mr.  George.  On September 1, 2002,  Mr. George and the Company  entered into an employment  agreement  that expired on September 30, 2005.  Under the employment agreement, Mr. George was entitled to an initial annual base salary of $190,000, subject to annual  adjustments.  Mr. George was also eligible to receive  annual bonuses at the discretion of the Board under the Bonus Plan.

On October 1, 2005,  the Company  entered  into a severance  agreement  with Mr.
George. The severance  agreement repeats and continues certain provisions of the employment  agreement.  Under the terms of the severance  agreement,  Mr. George agreed  that  during  his  employment  and for a period of 18  months  after any termination  of  employment,  he will not  compete  with the Company nor solicit employees  or  customers  of  the  Company.  Mr.  George  also  agreed  to  hold confidential certain information of the Company.

The severance agreement provides that if Mr. George is terminated by the Company without cause (as defined in the severance  agreement) or if he resigns for good reason (as defined in the  severance  agreement),  the  Company  will pay to Mr.
George  severance in the amount of (1) unpaid base salary and earned bonus as of the termination date. In addition,  if at the date of termination Mr. George has been  employed  for 10  consecutive  years,  he will be paid 50%

of the  prorated  bonus he would have been  entitled to if employed  through the bonus  period.  Mr. George shall also be entitled to  participate  for 18 months
after   termination  in  Company  health,   medical  and  other  benefit  plans.
Participation  shall  cease when Mr.  George  becomes  eligible  for  comparable programs of a subsequent employer.  All severance obligations are conditioned on
compliance  by  Mr.  George  with  his  non-competition,   non-solicitation  and
confidentiality obligations.

Mr.  Shadid.  Mr. Shadid and the Company  entered into an employment  agreement, effective  August 1, 2004, with a termination  date of September 30, 2007. Under the  employment  agreement,  Mr.  Shadid was entitled to an initial  annual base salary of $275,000, subject to annual adjustments.  Mr. Shadid was also eligible to receive  annual  bonuses at the  discretion of the Board under the Bonus Plan and pursuant to the terms of Exhibit A to his employment agreement.

As a result of the  termination  of Mr.  Shadid's  employment as of September 1,
2006, and in accordance  with the provisions of his  employment  agreement,  Mr.
Shadid received (1) any base salary earned through the termination date, and (2)
any bonus that had been  approved and  declared  earned and payable by the Board prior to the termination  date.  Participation  in any benefit and  compensation plans and other arrangements ceased as of the termination date. Vesting of stock options and restricted  stock ceased as of the termination  date.  Stock options vested as of the termination  date were exercisable for a period of three months after the termination date.

The  non-compete,  non-solicitation  and  non-disparagement  provisions  of  Mr.
Shadid's  employment  agreement  remain in effect  for 24 months  following  the termination  date. The  confidentiality  provisions of the employment  agreement remain in effect indefinitely.

Mr.  Schmidgall.  Mr.  Schmidgall  and the Company  entered  into an  employment agreement, effective September 1, 2002, with a termination date of September 30,
2005. Under the employment agreement,  Mr. Schmidgall was entitled to an initial annual base salary of $215,000,  subject to annual  adjustments.  Mr. Schmidgall was also eligible to receive annual bonuses at the discretion of the Board under the  Bonus  Plan.  Mr.  Schmidgall  and the  Company  entered  into a  severance agreement on March 31, 2005 to supplement the terms of the employment  agreement in the event of termination.

As a result of the  termination of Mr.  Schmidgall's  employment as of September
30, 2005, and in accordance with the provisions of his employment  agreement and severance agreement,  Mr. Schmidgall received (1) any base salary earned through the  termination  date, (2) any bonus that had been approved and declared earned and  payable  by the  Board  prior to the  termination  date  and (3)  continued
eligibility  for 18 months to participate,  at his cost, in all health,  medical and  life  insurance  programs  generally  provided  to  employees,  subject  to obtaining comparable coverage with another employer.  Participation in all other benefit  and  compensation  plans  and  other  arrangements  ceased  as  of  the termination date. Vesting of stock options and restricted stock ceased as of the
termination   date.  Stock  options  vested  as  of  the  termination  date  are exercisable until September 30, 2008.

Mr.  Schmidgall agreed to release the Company from all claims other than certain indemnification claims. The non-compete,  non-solicitation and non-disparagement provisions  of Mr.  Schmidgall's  employment  agreement  remain in effect for 48 months  following the termination  date. The  confidentiality  provisions of the employment agreement remain in effect indefinitely.

Horst Schroeder.  Mr. Schroeder resigned as Chairman of the Board on October 17,
2005,  and as a member of the Board of Directors on January 25, 2006. On January
25, 2006, the Company  entered into a separation  agreement with Mr.  Schroeder.
The separation agreement provides that Mr. Schroeder received (1) $120,000, less applicable  taxes,  which is equal to the minimum  annual base  compensation  as defined  in  his  employment  agreement  with  the  Company  and  (2)  continued
healthcare benefits until September 30, 2006. Participation in all other benefit and  compensation  plans and  arrangements  ceased as of January  25,  2006 (the
"Termination  Date").  In addition,  pursuant to the  separation  agreement  the
Company agreed to reimburse HWS & Associates, Inc., a management consulting firm owned by Mr. Schroeder, in the amount of $40,500 for certain costs and expenses, which satisfies in full any and all obligations of the Company to Mr.  Schroeder in respect of the letter  agreements  between the Company and HWS &  Associates,
Inc. dated as of October 1, 1999 and January 21, 2002.  Vesting of stock options and restricted stock ceased as of the Termination  Date. Stock options vested as of the Termination  Date were exercisable for a period of three months after the
Termination Date.

Under the separation agreement, Mr. Schroeder agreed to release the Company from
all  claims  other  than  certain   indemnification  claims.  In  addition,  the
non-compete  provisions  of the  employment  agreement  remain in effect for two years  after  the  Termination  Date.  The  confidentiality  provisions  of  the employment agreement remain in effect indefinitely.

Mr.  Kelly.  On November 6, 2007,  Mr.  Kelly and the  Company  entered  into an employment  agreement,  which may be terminated by either party, with or without cause.  Under the  employment  agreement,  Mr.  Kelly is  entitled to receive an initial  annual base salary of $450,000,  subject to annual  adjustments  at the discretion of the Compensation Committee. Mr. Kelly was awarded 49,000 shares of restricted stock and 145,000 stock appreciation  rights under the Company's 2000
Equity Incentive Plan, vesting 25% in each of the first two years and 50% in the third year.  These awards fully vest if Mr. Kelly is  terminated  for any reason other than  cause,  as  defined  in the  Employment  Agreement.  The  employment agreement  provides for annual cash incentives upon reaching  specified targets, and Mr. Kelly is entitled to  participate  with other senior  executives  in all
Company benefit plans.  Upon  termination,  for cause or resignation,  Mr. Kelly shall be entitled only to payment of base salary and annual  incentive  payments earned  through the date of  termination.  Upon  termination  without cause or a material  reduction  of  responsibilities,  Mr.  Kelly will receive the benefits available under the Company's Severance Plan.

The  non-compete,  non-solicitation  and  non-disparagement  provisions  of  Mr.
Kelly's  employment  agreement  remain in effect  for 18  months  following  the termination  date. The  confidentiality  provisions of the employment  agreement remain in effect indefinitely.

Alvarez and Marsal Agreement

On September 28, 2005, we entered into a letter agreement, as amended, with A&M.
Under the terms of the letter  agreement,  Mr. Fogarty,  a managing  director of
A&M,  served as Chief  Executive  Officer  and  President  of the  Company  from
September 2005 to January 18, 2008 and additional A&M personnel provide services at our request.  A description  of the letter  agreement is available  under the
heading  "Certain   Relationships   and  Related   Transactions,   and  Director
Independence" in this Annual Report on Form 10-K.

Salaried Bonus Plan

The Company  maintains  the Bonus Plan for  certain  salaried  employees  of the
Company,  including the Named Executive  Officers.  The Bonus Plan permits these employees to earn cash  performance  bonus awards of up to a percentage of their respective salaries as determined by the Board of Directors, or by management on the  Board's  behalf.  The  amount  of any  bonus  is based  upon the  Company's performance and the individual performance of such participant.

Severance Plan

The Company  maintains  a  Severance  Plan that is  generally  available  to all employees of the Company. The Severance Plan permits eligible employees, who are involuntarily  terminated by the Company,  to receive  severance pay equal to an amount based on the position  the  terminated  employee had with the Company and the  number  of  years  of his or her  service  with  the  Company,  if  certain requirements are met.

Change of Control Under 2000 Equity Incentive Plan

Generally, in the event of a "change in control," as such term is defined in the
2000 Equity  Incentive  Plan (the  "Incentive  Plan"),  all  outstanding  awards granted under the Incentive  Plan that are  outstanding  and not  exercisable or
subject  to  restrictions,   shall,   subject  to  certain  exceptions,   become
immediately exercisable,  and all restrictions shall be removed, as of the first date that the  change in control  has been  deemed to have  occurred,  and shall remain  as such  for the  remaining  life  of the  award.  In  2006,  our  award agreements  provided that 50% of any award  outstanding  and not  exercisable or
subject  to  restrictions,   shall,   subject  to  certain  exceptions,   become
exercisable  in the event of a change  of  control,  with our Board  maintaining discretion to accelerate the vesting of the remaining  outstanding awards in the event of a change of control.

Compensation Committee Interlocks and Insider Participation

All  compensation  decisions during the fiscal year ended September 30, 2005 for each of the Named  Executive  Officers,  except for Mr. Fogarty were made by the
Compensation Committee of the Board of Directors, consisting of Messrs. Niehaus,
Demetree and Baum,  none of whom is or was an officer or employee of the Company during fiscal 2005.

Compensation of Directors

Mr. Schroeder and Mr. Webster received compensation as employees in fiscal 2005.
All  other  directors  in 2005 were  non-employee  directors.  All  non-employee directors  are paid an annual  retainer of $20,000  payable in common  stock and
$14,000 payable in cash.  Effective October 17, 2005, the Chairman of the Board,
which is now a non-executive  position,  began receiving an annual cash retainer of $65,000.  Directors  are paid $1,750 for each meeting of the Board  attended, and $350 for each  telephonic  Board  meeting  participation.  Directors who are members of a committee  (other than the Audit  Committee)  of the Board are paid
$1,000  for each  committee  meeting  attended,  including  those  conducted  by telephone.  Effective  October 17, 2005,  the Chairman and other  members of the
Audit Committee are paid $3,500 and $1,500 per meeting, respectively. A Director who is chairman of the Compensation  and/or  Nominating/Governance  Committee is
paid an annual cash retainer of $3,500.  The Audit Committee Chairman is paid an annual cash  retainer of $80,000,  which was  increased  from $5,000,  effective
October 17, 2005. The Lead Independent  Director is paid an annual cash retainer of $3,500.  All directors are reimbursed for out of pocket expenses  incurred in connection  with  attendance  at  meetings  of the Board and  meetings  of Board
committees.   Compensation,  if  any,  for  service  on  special  committees  is determined by the Board at the time of the establishment of such committees.

As called for by its Corporate Governance Principles,  the Company has adopted a policy  regarding  minimum stock  ownership by members of the Board.  The policy generally  requires  that at all times each  director own at least the number of shares equal to the annual stock retainer  payment  discussed above. The minimum number of shares  required to be held by a director is calculated as of the date the payment is made. Any  subsequent  change in the value of the shares will not affect the amount of stock a director is required  to hold.  During  fiscal year
2005, all directors were in compliance with this policy.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

                 STOCK OWNED BENEFICIALLY BY DIRECTORS, NOMINEES
                         AND CERTAIN EXECUTIVE OFFICERS

The following table sets forth information regarding beneficial ownership of the
Company's Common Stock as of June 2, 2008 by: (i) each Director;  (ii) the Named
Executive Officers; and (iii) all Directors and executive officers as a group.

                                                                    CLASS A COMMON STOCK
                                                                     BENEFICIALLY OWNED
       NAME OF BENEFICIAL OWNER (1)                         NUMBER OF SHARES (2)         PERCENT
       ----------------------------                         --------------------         -------

       Jonathan E. Baum (3)                                           21,073               *

       Timothy S. Webster (4)                                             --               *

       Tim M. Pollak                                                  13,559               *

       Robert J. Druten                                                3,960               *

       Mark C. Demetree                                               14,378               *

       William R. Patterson                                           18,922               *

       Terence C. O'Brien                                             11,870               *
                                                                                           *
       James A. Heeter (5)                                             7,954

       Walter N. George (2)                                          219,185             1.1%

       Daniel W. Trott (6)                                                --               *

       George D. Shadid (7)                                               --               *

       Warren B. Schmidgall(8)                                            --               *

       Ronald C. Kesselman                                             5,838               *

       David W. Allen                                                  5,838               *

       James P. Fogarty                                                   --               *

       John P. Kelly                                                  49,000               *

       Paul R. Geist (2)                                              42,178               *

       Robert W. Schuller (2)                                         39,930               *

       All Directors and executive officers
          as a group (13 persons) (2)                                453,685              2.3

     * Less than 1% of the outstanding common stock.

(1)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     United States Securities and Exchange  Commission,  but generally refers to either  the sole or shared  power to vote or dispose  of the  shares.  Such shares,  however,  are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated
     in a footnote to this table, the persons in this table have sole voting and investment  power  with  respect  to all  shares of common  stock  shown as beneficially owned by them.

(2)  In computing  the number of shares  beneficially  owned by a person and the percentage  ownership  of that person,  shares of common  stock  subject to options and warrants held by that person that are currently  exercisable or will  become  exercisable  within  60  days  of June  2,  2008  are  deemed beneficially  owned by that  person.  Options to purchase  shares of common stock that are currently  exercisable or will become  exercisable within 60 days of June 2, 2008 to purchase shares of common stock are as follows: Mr.
     George (141,656 shares),  Mr. Geist (16,512 shares) and Mr. Schuller (9,572 shares)  and all  executive  officers  and  directors  as a group  (167,740 shares).  Also includes shares of restricted  stock held by Mr. Kelly,  Mr.
     George, Mr. Geist and Mr. Schuller which are subject to time vesting.

(3)  Includes  13,292  shares held by George K. Baum  Holdings,  Inc.  and 1,172 shares held by Grandchild, L.P. (as to which Mr. Baum disclaimed beneficial ownership).  As an officer and/or equity owner of the entities holding such shares,  Mr. Baum may share voting  power with respect to such shares.  Mr.
     Baum also may be deemed to own  beneficially  200 shares  held by his wife,
     Sarah Baum,  and 1,600 shares held by his wife as custodian for their minor children.

(4)  Mr.  Webster  resigned  in December  2005.  We have no  information  on his current stock ownership.

(5)  Mr.  Heeter  also may be deemed to own  beneficially  4,344  shares held by
     Sonberk  Profit  Sharing Plan (c/o  Sonnenschein  Nath & Rosenthal) IDA FBO
     James A. Heeter,  745 shares held by his wife,  Judith S.  Heeter,  and 300 shares held by his wife as custodian for their minor  children.  Mr. Heeter disclaims beneficial ownership of such shares held by or for the benefit of his wife and children.

(6)  Mr. Trott  resigned in March 2006.  We have no  information  on his current stock ownership.

(7)  Mr. Shadid resigned as Chief Financial Officer in August 2006, but remained an employee until  September 1, 2006. We have no information on his current stock ownership.

(8)  Mr.  Schmidgall  resigned on September 30, 2005. We have no  information on his current stock ownership.

                             PRINCIPAL STOCKHOLDERS

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership  of the  Common  Stock  as of June  2,  2008  by  each  person  owning beneficially  more than five percent of the outstanding  shares of common stock, based on information available to the Company. Beneficial ownership is generally either the sole or shared power to vote or dispose of the shares. The percentage ownership  is based on the  number of  shares  outstanding  as of June 2,  2008.
Except as otherwise noted, the holders have sole voting and dispositive power.

                                                                        Class A Common Stock
                                                                         Beneficially Owned
Name and Address of Beneficial Owner                        Number of Shares               Percent (1)
------------------------------------                        ----------------               -----------

Jana Partners, LLC (2)
     200 Park Avenue, Suite 3300
     New York, NY 10166                                         2,898,223                      14.9%

SCSF Equities, LLC (3)
     5200 Town Center Circles, Suite 470
     Boca Raton, FL 33486                                       2,888,300                      14.9%

PrimeCap Management Company (4)
    225 So.  Lake Avenue #400
    Pasadena, CA 91101                                          1,889,081                       9.7%

FMR Corp. (5)
    82 Devonshire Street
    Boston, MA 02109                                            1,939,400                      10.0%

Kenmare Capital Partners L.L.C. (6)                             1,268,683                       6.5%

Dimensional Fund Advisors, LP (7)
     1299 Ocean Avenue, 11th Floor                              1,207,150                       6.2%
     Santa Monica, CA 90401

Arnhold and S. Bleichroeder Advisors LLC (8)                    1,148,806                       5.9%

Franklin Resources, Inc. (9)
     One Franklin Parkway
     San Mateo, CA 94403-1906                                     975,000                       5.0%

----------------------------------

(1)      Beneficial  ownership is determined in accordance with the rules of the
         United  States  Securities  and Exchange  Commission.  In computing the number and percentage of shares  beneficially owned by a person and the percentage ownership of that person,  shares of Common Stock subject to options and warrants held by that person that are currently exercisable or will  become  exercisable  within 60 days of June 2, 2008 are deemed outstanding.  Such shares,  however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)      Based on a Form 4 filed April 8, 2008.

(3)      Number of shares  based on a Form 4 filed  April 7,  2008.  Based on an amended Schedule 13D dated July 21, 2006, these securities are owned by various  individual  and  institutional  investors.  According  to such
         Schedule 13D, SCSF Equities, LLC, Sun Capital Securities Offshore Fund,
         Ltd., Su Capital Securities Fund, LP, Sun Capital Securities  Advisors,
         LP, Sun Capital  Securities,  LLC, Marc J. Leder,  and Rodger R. Krouse
         share voting power with respect to 2,730,300 shares.

(4)      Based on an amended Schedule 13G dated December 31, 2006.  According to such Schedule 13G,  PrimeCap  Management  Company has sole voting power with respect to 1,766,971 shares and sole power to dispose of 1,889,081 shares.

(5)      Based on an amended Schedule 13G, dated February 14, 2007. Fidelity Low
         Priced  Stock  Fund   (Fidelity),   82   Devonshire   Street,   Boston,
         Massachusetts  02109,  a wholly-owned  subsidiary of FMR Corp.,  and an investment  adviser  registered  under the  Investment  Advisers Act of
         1940, is the beneficial owner of 1,843,000 common shares as a result of acting as investment adviser to various investment companies. Edward C.
         Johnson 3d, FMR Corp.,  through its control of Fidelity,  and the funds each has sole power to dispose of the  1,843,000  shares.  Neither  FMR
         Corp.,  nor Edward C. Johnson 3d,  Chairman of FMR Corp.,  has the sole power to vote or direct the voting of the shares owned  directly by the
         Fidelity Funds, which power resides with the Funds' Boards of Trustees.
         Fidelity carries out the voting of the shares under written  guidelines established by the Funds' Boards of Trustees.  Members of the Edward C.
         Johnson  3d  family  are the  predominant  owners  of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp.  The  Johnson  family  group  and all other  Class B shareholders  have entered into a shareholders'  voting agreement under which all Class B shares will be voted in accordance  with the majority vote of Class B shares. Accordingly,  through their ownership of voting common stock and the execution of the  shareholders'  voting agreement, members of the Johnson  family may be deemed,  under the United  States
         Investment  Company  Act of  1940,  to form a  controlling  group  with respect to FMR Corp.

(6)      Based on an  amended  Schedule  13G dated  February  14,  2008 filed on behalf of Kenmare Capital  Partners L.L.C.,  Kenmare Select  Management
         L.L.C., Kenmare Offshore Management L.L.C. (collectively "Kenmare") and
         Mark McGrath,  principal of Kenmare, relating to the purchase of shares of the  Company by  Kenmare  for the  account  of Kenmare  Fund I, L.P.
         (Kenmare I"), Kenmare Select Fund L.P.  ("Kenmare  Select") and Kenmare
         Offshore Fund,  Ltd.  ("Kenmare  Offshore").  Kenmare  Capital,  as the
         general  partner of Kenmare I and  Kenmare  Select  Management,  as the
         general partner of Kenmare Select have no voting or dispositive  power.
         Kenmare  Offshore  Management,   as  the  general  partner  of  Kenmare
         Offshore,  has the  sole  power to vote and  dispose  of the  1,268,683 shares held by Kenmare Offshore.  As principal,  Mr. McGrath may direct the vote and disposition of the 1,268,683 shares  beneficially owned by
         Kenmare.

(7)      Based on an amended  Schedule 13G dated  February 6, 2008. The Schedule
         13G indicates that Dimensional Fund Advisors LP (formerly,  Dimensional
         Fund Advisors Inc.)  ("Dimensional"),  an investment advisor registered under  Section 203 of the  Investment  Advisors Act of 1940,  furnishes investment  advice to four investment  companies  registered  under the
         Investment  Company Act of 1940,  and serves as  investment  manager to certain  other  commingled  group trusts and separate  accounts.  These investment companies,  trusts and accounts are the "Funds." In its role as  investment  advisor or manager,  Dimensional  possesses  investment and/or voting power over the securities of the Issuer described in this schedule  that are  owned by the  Funds,  and may be  deemed  to be the beneficial  owner  of the  shares  of the  Issuer  held  by the  Funds.
         However,  all  securities  reported in this  schedule  are owned by the
         Funds. Dimensional disclaims beneficial ownership of such securities.

(8)      Based on a  Schedule  13G  dated  February  12,  2008.  Arnhold  and S.
         Bleichroeder  LLC ("ASB") may be deemed to be the  beneficial  owner of
         1,148,806 shares as a result of acting as investment advisor to various clients.

(9)      Based  upon an amended  Schedule  13G dated  January  31,  2007,  these securities are beneficially owned by one or more closed-end  investment companies  or  other  managed  accounts  that are  investment  advisory
         clients  of   investment   advisors   that  are  direct  and   indirect
         subsidiaries of Franklin Resources, Inc ("FRI"). Charles B. Johnson and
         Rupert H.  Johnson,  Jr.  (the  "Principal  Shareholders")  each own in excess  of 10% of

          the outstanding common stock of FRI and are the principal stockholders of FRI. FRI and the Principal  Shareholders are the beneficial  owners
          of   securities   held  by  persons  and   entities   advised  by  FRI
          subsidiaries.

Equity Compensation Plan Information

The following table gives  information about our common stock that may be issued upon the exercise of options under our 1992 Nonqualified Stock Option Plan, 1993
Nonqualified  Stock  Option  Plan,  1997 Equity  Incentive  Plan and 2007 Equity
Incentive Plan and that may be purchased  under our Employee Stock Purchase Plan as of  September  30,  2005.  The Company has no equity plans that have not been approved by stockholders.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
        Plan Category                       (a)                          (b)                        (c)(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans              2,619,756                     $27.03                       709,507
   approved by stockholders
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1)      Includes 47,476 shares reserved for issuance under the Employee Stock Purchase Plan.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

Expense Reimbursement Agreement

The Company  entered  into an  agreement  with HWS &  Associates,  Inc.  ("HWS")
effective  October 1, 1999,  and amended on January 21, 2002,  pursuant to which the Company  agreed to reimburse HWS for certain costs and expenses  incurred by
HWS in connection  with  supporting  the  activities of Horst W. Schroeder as an employee  and Chairman of the Board of the Company and the  activities  of other employees of the Company.  Mr.  Schroeder was a Director until January 25, 2006, and the Chairman of the Board of the Company  until  October 17, 2005,  owns HWS and serves as its President.  Pursuant to this agreement,  on a quarterly basis, beginning  October 1, 1999 and  continuing  during  the term of Mr.  Schroeder's employment by the Company, HWS invoiced the Company in advance for reimbursement of such expenses,  and was reimbursed for such expenses in the amount of $13,750 per quarter.  In fiscal year 2005, the Company paid Mr. Schroeder  $73,468 under this agreement.  This agreement  terminated on January 25, 2006, and the Company paid $40,500 in satisfaction of all obligations thereunder.

Agreement with Alvarez & Marsal

On September 28, 2005, the Company entered into a letter agreement,  as amended, with A&M.  Under the terms of the  letter  agreement,  Mr.  Fogarty,  a managing director of A&M, served as Chief Executive  Officer and President of the Company
from September  2005 to January 18, 2008 and  additional  A&M personnel  provide services at the Company's request.

The Company  paid A&M $600 per hour for the  services of Mr.  Fogarty and hourly rates  ranging from $200 to $500 for the services of the  additional  personnel.
However,  the  maximum  number  of hours  A&M  could  bill the  Company  for Mr.
Fogarty's time in any one month is 200 hours.  The Company also  compensates A&M for  reasonable  out-of-pocket  expenses.  In addition,  A&M has  received  $1.5 million of incentive compensation based upon satisfactory  completion of certain enumerated  financial targets for fiscal year 2006. A&M has received  additional incentive compensation of $520,000 based on certain financial targets for fiscal year 2007  being  met and will  receive  additional  incentive  compensation  of
$520,000  upon the Company  filing its fiscal  year 2005  Annual  Report on Form
10-K.

In addition,  the Company issued A&M a warrant to purchase 472,671 shares of the
Company's Class A Convertible Common Stock. The warrant provides for an exercise price of $5.67  per  share.  The  warrant  is fully  vested  and will  expire on
September 28, 2010. The warrant contains  anti-dilution  protection and provides for certain  adjustments  to the number of shares that may be purchased  and the exercise  price in the event the  Company  declares  a stock  dividend,  a stock
split,   combines  or  consolidates   the  shares,   or  in  the  event  of  any
reclassification,   change  in  the  outstanding   securities  of  the  Company,
reorganization or merger of the Company,  or sale of all or substantially all of its assets.

The letter agreement may be terminated by either party with or without cause. If the Company  terminates the letter  agreement for cause at any time, the warrant will  terminate  and  the  Company  will  be  relieved  of all  of  its  payment obligations thereunder,  except for the payment of fees and expenses incurred by
A&M through the effective  date of  termination,  the potential  maintenance  of director and officer  liability  insurance for two years following  termination, and the obligation to indemnify A&M and its affiliates against certain claims or losses  arising out of their  performance  of services for the  Company.  If the
Company  terminates  the letter  agreement  without cause or A&M  terminates the letter agreement for good reason, A&M will be entitled to retain the warrant, to receive  fees  and  expenses  incurred  by A&M  through  the  effective  date of
termination,   and  to  receive  any  remaining   incentive   compensation  upon
satisfaction  of the  enumerated  financial  target.  In  addition,  A&M and its affiliates  will be entitled to be indemnified  against certain claims or losses arising out of their performance of services for the Company and the Company may be required to maintain director and officer  liability  insurance for two years following termination.

Determination of Independence

The Board has affirmatively  determined that, except for Mr. John Kelly, our CEO and president,  no current director has a material relationship with us and each director  is an  "Independent  Director,"  as  defined by the rules of the NYSE.
While the Company is no longer listed on the NYSE,  the Board has  determined to continue to use the NYSE independence standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services of Ernst & Young LLP

The following  table  summarizes fees billed to the Company by Ernst & Young LLP for fiscal years 2005 and 2004:

         Service                                   2005 (1)           2004
         -------                                 -------------    -------------
         Audit fees                             $  9,624,000     $     298,000
         Audit-related fees                          352,000            28,000
                                                -------------    --------------
         Total audit and audit-related fees        9,976,000           326,000

         Total tax fees                              667,000           607,000
                                                -------------    -------------
         Total fees                             $ 10,643,000     $     933,000
                                                =============    =============

(1)      The audit  fees for  fiscal  year  2005  represent  the fees  billed in connection  with the fiscal year 2005 audit which included fees related to the restatement and the re-audits of fiscal years 2002 through 2004.

Audit-related  fees principally relate to benefit plan audits and Sarbanes-Oxley compliance.  Total  tax  fees  principally  relate  to  tax  return  preparation
services,   foreign   trade  zone   qualification   assistance   and  other  tax
consultations.

The Audit  Committee  approves  in  advance  all audit  and  non-audit  services performed by Ernst & Young.  There are no other specific  policies or procedures relating to the  pre-approval of services  performed by Ernst & Young. The Audit
Committee  considered whether the audit and non-audit services rendered by Ernst
& Young  were  compatible  with  maintaining  Ernst &  Young's  independence  as auditors of the Company's financial statements.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following items are filed as a part of the report:

1.       The Company's  consolidated financial statements prepared in accordance
         with  Regulation  S-X,   including  the   consolidated   statements  of
         operations,  cash flows, stockholders' equity, and comprehensive income for the three fiscal years ended  September  30, 2005,  October 1, 2004
         (restated),  and  October  3,  2003  (restated),  and the  consolidated balance sheets as of September 30, 2005 and October 1, 2004 (restated), and  related  notes and the  Report of  Independent  Registered  Public
         Accounting Firm are included under Item 8 of this Annual Report on Form
         10-K.

2.       Valuation and Qualifying  Accounts Schedule.  Other financial statement schedules have been omitted  because they either are not required,  are immaterial or are not applicable or because equivalent  information has been  included  in the  financial  statements,  the  notes  thereto  or elsewhere herein.

3.       The list of exhibits following the signature page of this Annual Report on Form 10-K is incorporated by reference herein in partial response to this Item 15.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN ITALIAN PASTA COMPANY
                                By:    /s/ John P. Kelly
                                     --------------------------------------
                                     John P. Kelly
                                     President and Chief Executive Officer
Date: June 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

                        POWER OF ATTORNEY AND SIGNATURES

         Each of the undersigned hereby severally  constitute and appoint Robert
Schuller with power of substitution and  resubstitution,  as his true and lawful attorneys,  with full power to them and each of them  singly,  to sign for us in our names in the capacities indicted below, all amendments to this Annual Report on Form 10-K and  generally  to do all  things in our names and on our behalf in such  capacities  to enable  American  Italian  Pasta Company to comply with the provisions of the Securities  Exchange Act of 1934, and all  requirements of the
Securities  and Exchange  Commission  with respect to this Annual Report on Form
10-K.

/s/ William R. Patterson            Chairman of the Board of Directors                           June 12, 2008
-------------------------
William R. Patterson

/s/ John P. Kelly                   President, Chief Executive Officer and Director
-------------------------           (principal executive officer)
John P. Kelly                                                                                    June 12, 2008

/s/ Paul R. Geist                   Executive Vice President and Chief Financial Officer         June 12, 2008
-------------------------           (principal financial and accounting officer)
Paul R. Geist

/s/ Jonathan E. Baum                Director                                                     June 12, 2008
-------------------------
Jonathan E. Baum

/s/ Tim M. Pollak                   Director                                                     June 12, 2008
-------------------------
Tim M. Pollak

/s/ Mark C. Demetree                Director                                                     June 12, 2008
-------------------------
Mark C. Demetree

/s/ James A. Heeter                 Director                                                     June 12, 2008
-------------------------
James A. Heeter

/s/ Terence C. O'Brien              Director                                                     June 12, 2008
-------------------------
Terence C. O'Brien

/s/ David W. Allen                  Director                                                     June 12, 2008
-------------------------
David W. Allen

/s/ Ronald C. Kesselman             Director                                                     June 12, 2008
-------------------------
 Ronald C. Kesselman

/s/ Robert J. Druten                Director                                                     June 12, 2008
-------------------------
 Robert J. Druten

                            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
                             PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
                         HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

                                 Not applicable.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         AMERICAN ITALIAN PASTA COMPANY

                                                         Balance at          Charged                             Balance
                                                         Beginning          to Costs                              at End
Description                                              of Period         and Expense      Deductions (1)       of Period
-----------                                              ---------         -----------      --------------       ---------
Year Ended September 30, 2005:
Deducted from asset accounts:
   Allowance for doubtful accounts                       $ 1,351,000        $ 1,806,000       $ 1,041,000       $ 2,116,000
   Allowance for slow-moving, damaged and
   discontinued inventory                                  3,702,000         12,155,000         5,387,000        10,470,000
                                                         -----------       ------------        ----------       -----------
Total                                                    $ 5,053,000       $ 13,961,000        $6,428,000       $12,586,000
                                                         ===========       ============        ==========       ===========

Year ended October 1, 2004 (as restated):
 Deducted from asset accounts:
   Allowance for doubtful accounts                        $1,553,000     $      656,000       $   858,000       $ 1,351,000
   Allowance for slow-moving, damaged and
   discontinued inventory                                  1,857,000          1,948,000           103,000         3,702,000
                                                         -----------       ------------        ----------       -----------
Total                                                     $3,410,000      $   2,604,000       $   961,000       $ 5,053,000
                                                          ==========      =============       ===========       ===========

Year ended October 3, 2003 (as restated):
 Deducted from asset accounts:
   Allowance for doubtful accounts                       $ 1,184,000        $   370,000        $    1,000        $1,553,000
   Allowance for slow-moving, damaged and
   discontinued inventory                                    873,000            999,000            15,000         1,857,000
                                                         -----------        -----------        ----------       -----------
Total                                                    $ 2,057,000        $ 1,369,000        $   16,000        $3,410,000
                                                         ===========        ===========        ==========        ==========

(1)      Deductions  from the allowance  for doubtful  accounts  equal  accounts
         receivable  written  off,  less  recoveries,   against  the  allowance.
         Deductions  from allowance for  slow-moving,  damaged and  discontinued
         inventory equal  inventory  written off, less  recoveries,  against the allowance.

EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

(3)               Articles and By-Laws

                  3.1      The  Company's  amended and  restated  Certificate  of
                           Incorporation  dated  October 7, 1997.

                  3.2      The Company's amended and restated Bylaws dated
                           October 7, 1997.

(4)               Instruments Defining the Rights of Security Holders, Including
                  Indentures

                  4.1      The specimen  certificate  representing the Company's
                           Class A Convertible  Common  Stock,  par value $0.001
                           per share  (incorporated  by reference to Exhibit 4.1
                           to the IPO Registration Statement).

                  4.2      The specimen  certificate  representing the Company's
                           Class B Convertible  Common  Stock,  par value $0.001
                           per share  (incorporated  by reference to Exhibit 4.2
                           to the IPO Registration Statement).

                  4.3      Section 7.1 of the  Company's  amended  and  restated
                           Certificate  of  Incorporation  (filed as Exhibit 3.1
                           hereto).

                  4.4      Article II of the Company's amended and restated Bylaws
                           (filed as Exhibit 3.2 hereto).

                  4.5      Sections 1, 2, 3, 4 of Article  III of the  Company's
                           amended  and  restated  Bylaws  (filed as Exhibit 3.2
                           hereto).

                  4.6      Article VII of the Company's amended and restated Bylaws
                           (filed as Exhibit 3.2 hereto).

                  4.7      Article IX of the Company's amended and restated Bylaws
                           (filed as Exhibit 3.2 hereto).

                  4.8.1    Amended and Restated  Credit  Agreement,  dated as of
                           March 13,  2006,  by and between the Company and Bank
                           of America,  N.A., as Lender, letter of credit issuer
                           and Administrative  Agent  (incorporated by reference
                           to Exhibit 4.1 to the Company's  Form 8-K filed March
                           15, 2006).

                  4.8.2    First   Amendment  to  Amended  and  Restated  Credit
                           Agreement,  dated as of March 13, 2007  (incorporated
                           by reference to Exhibit 4.2 to the Company's Form 8-K
                           filed March 16, 2007.)

                  4.8.3    Second  Amendment  to  Amended  and  Restated  Credit
                           Agreement,    dated   as   of   December   27,   2007
                           (incorporated  by  reference  to  Exhibit  4.1 to the
                           Company's Form 8-K filed December 31, 2007).

                  4.9      Shareholders  Rights  Agreement,  dated  December  3,
                           1998,  between American Italian Pasta Company and UMB
                           Bank, N.A. as Rights Agent (incorporated by reference
                           to Exhibit 1 to the Company's  Registration Statement
                           dated  December  14, 1998 on Form 8-A12B  (Commission
                           File No. 001-13403)).

                  4.10     Certificate and First  Amendment to Rights  Agreement
                           (incorporated  by  reference  to  Exhibit  4  to  the
                           Company's Form 8-K filed January 6, 2003).

                  4.11     Warrant to Purchase Class A Convertible  Common Stock
                           dated March 10, 2006  (incorporated  by  reference to
                           Exhibit  10.2 to the  Company's  Form 8-K filed March
                           16, 2006).

(10)              Material Contracts

                  10.1*    Board of Directors Compensation Program.

                  10.2*    Form of  Indemnification  Agreement with Officers and
                           Directors  (incorporated by reference to Exhibit 10.2
                           to the Company's Form 8-K filed August 16, 2005), and
                           schedule of parties.

                  10.5.1*  Employment  Agreement between the Company and Timothy
                           S.  Webster  dated  May  30,  2002  (incorporated  by
                           reference  to Exhibit 10 to the  Company's  Form 10-Q
                           for the period ending June 30, 2002).

                  10.5.2*  Employment  Agreement dated September 1, 2002 between the Company and Warren B. Schmidgall (incorporated by
                           reference to Exhibit 10.10 to the Company's Form 10-K
                           for  the  period  ending   September  30,  2002)  and
                           Amendment to Employment  Agreement  (incorporated  by
                           reference to Exhibit 10.1 to the  Company's  Form 8-K
                           filed August 16, 2005).

                  10.5.3*  Employment  Agreement by and between American Italian
                           Pasta  Company and Horst W.  Schroeder  dated January
                           14, 2003  (incorporated  by reference to Exhibit 10.1
                           to the  Company's  Form  10-Q for the  period  ending
                           March 31, 2003).

                  10.5.4*  Employment  Agreement dated August 25, 2003,  between the  Company  and  Daniel W. Trott  (incorporated  by
                           reference to Exhibit 10.32 to the Company's Form 10-K
                           for the period ending October 3, 2003).

                  10.5.5*  Employment   Agreement   dated  September  10,  2004,
                           between    the   Company   and   George   D.   Shadid
                           (incorporated  by  reference  to Exhibit  10.1 to the
                           Company's Form 8-K dated September 15, 2004).

                  10.5.6*  Severance  Agreement  between  the  Company  and Walt
                           George  dated  October  1,  2005   (incorporated   by
                           reference to Exhibit 10.1 to the  Company's  Form 8-K
                           filed October 6, 2005).

                  10.5.7*  Retention   Bonus   for   Chief   Financial   Officer
                           (incorporated  by  reference  to Exhibit  10.1 to the
                           Company's Form 8-K filed November 18, 2005).

                  10.5.8*  Separation  Agreement between the Company and Timothy
                           S. Webster dated  December 5, 2005  (incorporated  by
                           reference to Exhibit 10.1 to the  Company's  Form 8-K
                           filed December 8, 2005).

                  10.5.9*  Separation Agreement between the Company and Horst W.
                           Schroeder  dated  January 25, 2006  (incorporated  by
                           reference to Exhibit 10.1 to the  Company's  Form 8-K
                           filed January 31, 2006).

                  10.5.10*  Cash Incentive Plan for fiscal 2006, 2007 and 2008.

                  10.5.11* Employment  agreement  dated November 6, 2007 between the  Company  and  John  P.  Kelly  (incorporated  by
                           reference to Exhibit 10.1 to the  Company's  Form 8-K
                           filed November 8, 2007).

                  10.6.1*  1996 Salaried Bonus Plan  (incorporated  by reference to Exhibit 10.13 to the IPO Registration Statement).

                  10.6.2*  1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the IPO Registration Statement).

                  10.6.3*  First   amendment  to  1997  Equity   Incentive  Plan
                           (incorporated  by  reference  to Exhibit  10.1 to the
                           Company's  Form 10-Q for the period  ending  July 31,
                           1998).

                  10.6.4*  American  Italian Pasta Company 2000 Equity Incentive
                           Plan,  as  amended   (incorporated  by  reference  to
                           Exhibit  10.5  to the  Company's  Form  10-Q  for the
                           period ending June 29, 2001).

                  10.6.5*  Amendment   to  the  2000   Equity   Incentive   Plan
                           (incorporated  by  reference  to Exhibit  10.1 to the
                           Company's  Form 10-Q for the period ending January 2,
                           2004).

                  10.6.6*  Form of Restricted  Stock  Agreement  for  Restricted
                           Stock Awards  granted  pursuant to the Company's 2000
                           Equity  Incentive Plan  (incorporated by reference to
                           Exhibit  10.25  to the  Company's  Form  10-K for the
                           period ending September 30, 2002).

                  10.6.7*  Form of Stock Option Award Agreement for Stock Option
                           Awards   Pursuant  to  the   Company's   2000  Equity
                           Incentive Plan  (incorporated by reference to Exhibit
                           10.4 to the Company's Form 10-Q for the period ending
                           March 31, 2003).

                  10.6.8*  New Form of Restricted Stock Agreement  (incorporated by reference to Exhibit  10.1 to the  Company's  Form
                           8-K filed March 8, 2006).

                  10.6.9*  Form of Stock  Appreciation  Rights  Award  Agreement
                           (incorporated  by  reference  to Exhibit  10.2 to the
                           Company's Form 8-K filed March 8, 2006).

                  10.10    Product  Supply  and  Pasta  Production   Cooperation
                           Agreement  dated May 7, 1998  between the  Registrant
                           and  Harvest  States  Cooperatives  (incorporated  by
                           reference to Exhibit 10.2 to the Company's  Form 10-Q
                           for the period ending July 31, 1998).

                  10.11    Flour  Purchase  Agreement  by and  between  American
                           Italian Pasta  Company and Bay State Milling  Company
                           dated  August 7, 2002  (incorporated  by reference to
                           Exhibit  10.22  to the  Company's  Form  10-K for the
                           period ending  September 30, 2002).  (We have omitted
                           certain  information  from the Agreement and filed it
                           separately   with   the   Securities   and   Exchange
                           Commission  pursuant to our request for  confidential
                           treatment  under Rule 24b-2.  We have  identified the
                           omitted  confidential  information  by the  following
                           statement,  "Confidential  portions of material  have
                           been omitted and filed separately with the Securities
                           and Exchange Commission," as indicated throughout the
                           document with an asterisk in brackets ([*])).

                  10.12    Second Amended and Restated  Supply  Agreement by and
                           between  AIPC Sales Co. and Sysco  Corporation  dated
                           July 1, 2003.  (We have omitted  certain  information
                           from the Agreement  and filed it separately  with the
                           Securities  and Exchange  Commission  pursuant to our
                           request for confidential treatment under Rule 24b -2.
                           We   have   identified   the   omitted   confidential
                           information by the following statement, "Confidential
                           portions  of  material  have been  omitted  and filed
                           separately   with   the   Securities   and   Exchange
                           Commission,"  as  indicated  throughout  the document
                           with an asterisk in brackets ([*])  (incorporated  by
                           reference to Exhibit 10.0 to the Company's  Form 10-Q
                           for the period ending June 30, 2003).

                  10.13    Letter  Agreement  between  the Company and Alvarez &
                           Marsal,  LLC, dated September 28, 2005  (incorporated
                           by reference to Exhibit  10.1 to the  Company's  Form
                           8-K filed October 4, 2005).

                  10.14    Letter  Agreement  between  the Company and Alvarez &
                           Marsal,  LLC, dated March 10, 2006  (incorporated  by
                           reference to Exhibit 10.1 to the  Company's  Form 8-K
                           filed March 16, 2006).

                  10.15    Letter  Agreement  between  the Company and Alvarez &
                           Marsal,  LLC, dated March 21, 2007  (incorporated  by
                           reference to Exhibit 10.1 to the  Company's  Form 8-K
                           filed March 27, 2007).

                  10.16    Letter  Agreement  between  the Company and Alvarez &
                           Marsal, LLC, dated January 24, 2008.

                  10.17    Real  Estate  Contract  between  the  Company  and ST
                           Specialty   Foods,   Inc.   dated   June   12,   2006
                           (incorporated  by  reference  to Exhibit  10.1 to the
                           Company's Form 8-K filed June 16, 2006).

18                Letter regarding change in accounting principles.

21                Subsidiaries of the registrant.

                  List of subsidiaries is attached hereto as Exhibit 21.

23                Consent of Ernst & Young LLP.

24                Power of Attorney.

                  The power of  attorney is set forth on the  signature  page of this Annual Report on Form 10-K.

31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Represents a management contract or a compensatory plan or arrangement

