Form 10-K
period 2006-09-29
AMERICAN ITALIAN PASTA CO
filed 2008-06-26
CIK 849667

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  (Mark one)
     |X|  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal year ended September 29, 2006

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

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. | |

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

     As of March 31,  2006,  March 30, 2007 and March 28,  2008,  the  aggregate market  value of the  Registrant's  Class A  Convertible  Common  Stock  held by
non-affiliates  (using  the  closing  price)  was  approximately   $116,997,000,
$196,346,000 and $100,039,000, respectively.

     The  number of shares  outstanding  as of June 2, 2008 of the  Registrant's
Class A  Convertible  Common  Stock  was  19,387,454  and  there  were no shares outstanding of the Registrant's Class B Convertible Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                         AMERICAN ITALIAN PASTA COMPANY

                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 29, 2006
                                      INDEX

                                                                            Page

Explanatory Note                                                              ii

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.............18

   ITEM 6.      SELECTED FINANCIAL DATA.......................................20

   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................81

   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

                                       i

                                Explanatory Note

Restatement of Historical Financial Statements

As more fully  described  in  Footnote 3 to the Audited  Consolidated  Financial
Statements included in the Company's previously filed Annual Report on Form 10-K for fiscal year ended  September  30, 2005 the Company  restated its  previously issued audited  consolidated  financial statements for fiscal years 2001 through
2004 and its  unaudited  consolidated  financial  statements  for the  first two quarters of fiscal year 2005, (the "Restatement").

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

                                       ii

                                     PART I

ITEM 1.  BUSINESS

General

American  Italian Pasta Company is a Delaware  corporation and was  incorporated and commenced  operations in 1988. Unless the context otherwise  indicates,  all references  in this Annual  Report on Form 10-K to "the  Company",  "we",  "us",
"our",  and  similar  words  are to  American  Italian  Pasta  Company  and  its subsidiaries.  We believe we are the largest  producer and marketer of dry pasta in  North  America,  by  volume,  based on data  available  from  A.C.  Nielsen, published  competitor  financial  information,  industry  sources  such  as  the
National  Pasta  Association,  suppliers,  trade  magazines  and our own  market research.  During the fiscal year ended  September  29, 2006, we had revenues of
$367.0 million.

Our fiscal  year ends on the last  Friday of  September  or the first  Friday of
October, resulting in a 52- or 53-week year depending on the calendar. Our first three quarters end on the Friday last  preceding  December 31, March 31 and June
30 or the first  Friday of the  following  month of each  quarter.  Fiscal years
2006, 2005 and 2004 were 52 weeks and ended on September 29, 2006, September 30,
2005 and October 1, 2004.

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
We have developed a number of whole wheat and multi-grain,  enriched multi-grain and organic products.

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

Our Italian plant is inspected by AIB and a European  representative  similar to
AIB, the British Retail Consortium - Food Safety ("BRC"),  one of the recognized
European Food Safety Bodies.  Our facility  received the "Grade A" certification from the BRC. Our Italian plant is an ISO 9002 certified production facility and
certified  organic  by  Consorzio  Per  Il  Controllo  Dei  Prodotti   Biologici
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

Our primary distribution  centers in North America are strategically  located at our production  facilities in South Carolina,  Missouri and Arizona to serve the national market.  Finished products are automatically conveyed via enclosed case conveying systems from the production facilities to the distribution centers for palletizing and storage until shipping. The combination of integrated facilities and  multiple  distribution  centers  enables  us to realize  distribution  cost savings and provides lead-time, fill rate and inventory management advantages to our  customers.  The  operation  of the  Missouri,  South  Carolina  and Arizona
distribution   centers  is  outsourced   under  a  long  term   agreement   with
Ozburn-Hessey  Logistics,  LLC ("OHL"),  a firm  specializing  in warehouse  and logistics management services.

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

Durum wheat is shipped by rail to our  production  facilities  in  Missouri  and
South  Carolina.  We have one rail contract  that will expire in July 2008.  For other rail carriers that we utilize, we negotiate annual pricing arrangements or are subject to applicable tariff rates.

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
We are  obligated  to  purchase  80% of our  annual  Tolleson  requirements  for semolina  from Bay State with an annual  minimum of 50 million  pounds.  We have satisfied our minimum requirements and paid Bay State approximately $9.8 million in fiscal year 2006,  $12.6  million in fiscal year 2005,  and $10.9  million in fiscal year 2004.

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

Dependence on Major Customers

Historically,  a limited  number of customers  have  accounted for a substantial portion of our  revenues.  During the fiscal  years ended  September  29,  2006,
September  30,  2005 and  October  1,  2004,  sales to  Wal-Mart  accounted  for approximately 22%, 21% and 18%,  respectively,  and sales to Sysco accounted for approximately  11% of our revenues for each of the fiscal years listed.  Through
December 31, 2006,  we had an exclusive  supply  contract with Sysco (the "Sysco
Agreement").  We  expect  to  continue  to rely on a  limited  number  of  major customers for a substantial portion of our revenues in the future.

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

We do not have long-term supply contracts with a substantial number of our other customers, including Sysco and Wal-Mart.  Accordingly, we are dependent upon our customers to sell our products and to assist us in promoting  market  acceptance of, and creating demand for, our products.  An adverse change in, or termination or  expiration  without  renewal  of, our  relationships  with or the  financial viability of one or more of our major  customers  could have a material  adverse effect on our business, financial condition and results of operations.

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

Our direct  competitors  include Barilla (a large  multi-national  Italian-owned diversified  food company  with two  manufacturing  facilities  operating in the
U.S.),  New World Pasta  Company  owned by Ebro  Puleva  (Spain's  leading  food processor),  Dakota Growers Pasta Company, Philadelphia Macaroni Co. Inc. and A.
Zerega's  Sons,  Inc.,  and

foreign  companies such as Italian pasta producer De Cecco.  For sales in Europe and other  international  markets,  our Italian plant  competes with Barilla and numerous Italian pasta producers.

Pasta Markets

Although we have  international  sales,  more than 95% of our revenues in fiscal year 2006 were from sales in North America.

North  American  pasta (in all its forms)  consumption is estimated to have been approximately  $5.3  billion in fiscal year 2006 (as  measured by A.C.  Nielsen, which  data does not  include  Wal-Mart).  The pasta  industry  consists  of two primary  customer  markets:  (i) Retail,  which includes  grocery  stores,  club stores,  mass merchants,  drug and discount stores that sell branded and private label pasta to  consumers;  and (ii)  Institutional,  which  includes  both food service distributors that supply restaurants,  hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

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

Customer Markets - Institutional:  The  Institutional  market includes both food service distributors that supply restaurants,  hotels, schools and hospitals, as well as food  processors  that use  pasta  as a food  ingredient.  Food  service
customers   include   businesses  and   organizations   that  sell  products  to
restaurants,  healthcare  facilities,  schools,  hotels and industrial  caterers
("broadliners")   and  multi-unit   restaurant   chains  that  procure  directly
("multi-units").  The food service market is highly  fragmented and is served by numerous regional and local food distributors.  We were historically constrained to the approximate 25% of the food service market occupied by Sysco Corporation.
Since January 1, 2007, we have been able to participate  more fully in the other
75% of this market.

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

See Item 3 - Legal Proceedings.

Employees

As of September 29, 2006, we employed 620  full-time  persons  worldwide of whom
187 were administrative and 433 manufacturing  employees. Our 563 U.S. employees were not represented by any labor unions.  Our 57 Italian employees were subject to a national labor agreement and were represented by a labor union. We consider our employee relations to be excellent.

Pasta Industry Environment

During fiscal year 2006,  the dry pasta market  continued  some  improvement  as consumer demand for pasta products  increased  slightly  compared to fiscal year
2005.

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

We have been  responding to subpoenas from the  Enforcement  Division of the SEC relating to our accounting  practices,  financial reporting,  proxy solicitation and other matters in connection with an ongoing formal, non-public investigation by the SEC staff.  While we are  cooperating  with this  investigation,  adverse developments  in connection with the  investigation,  including any expansion of scope,  could negatively impact us and could divert the efforts and attention of our management  team from our ordinary  business  operations.  The United States
Attorney's  Office  for the  Western  District  of  Missouri  ("DOJ")  has  been coordinating  with the SEC staff on this  matter.  The  nature of the  relief or remedies the SEC or the DOJ may seek cannot be  predicted at this time,  but may include monetary penalties and/or injunctive relief,  either of which could have a  material  adverse  effect  on  us.  A  more

detailed  description  of these  investigations  is  included  under the heading
"Legal Proceedings" in this Annual Report on Form 10-K.

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

As   required  by  Section   404  of  the   Sarbanes-Oxley   Act  of  2002  (the
"Sarbanes-Oxley  Act"),  management  has conducted an assessment of our internal control over financial reporting.  Management has identified material weaknesses in our internal control over financial reporting and concluded that our internal control over  financial  reporting was not effective as of September 29, 2006. A description  of  these  material  weaknesses,  is  included  under  the  heading
"Controls and Procedures" in this Annual Report on Form 10-K.

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

We have developed and are  implementing  specific  measures for remedying all of the identified  material  weaknesses and other  deficiencies that existed at the end of fiscal year 2006.  There can be no assurance  as to when the  remediation plan will be fully  implemented.  Until our  remediation  efforts are completed, management  will  continue to devote  significant  time and  attention  to these efforts. There will also continue to be an increased risk that we will be unable to timely file future  periodic  reports with the SEC,  that a default under our debt  agreements  could occur as a result of further  delays and that our future financial statements could contain errors that will be undetected.

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
We expect that we will continue to rely on a limited  number of major  customers for a substantial portion of our revenues in the future. During the fiscal years ended  September  29,  2006,  September  30, 2005 and October 1, 2004,  sales to
Wal-Mart accounted for approximately 22%, 21%, and 18%, respectively,  and sales to Sysco accounted for  approximately 11% of our revenues for each of the fiscal years listed.  Currently,  we do not have  long-term  supply  agreements  with a substantial number of our customers, including Wal-Mart and Sysco. Our exclusive arrangement  with Sysco expired on December 31, 2006. There is no guarantee that the Sysco volumes and revenues will continue as they were under the contract.

Cost increases in raw materials,  energy or packaging  materials could adversely affect us.

Increases in the cost of raw materials  (including  durum wheat  ingredients and egg products),  energy (including  transportation  costs) or packaging materials could have a material  adverse effect on our operating profit and margins unless and  until we are  able to pass  the  increased  cost  along  to our  customers.
Historically,  changes in sale prices of our pasta  products have lagged changes in our  materials  costs.  Competitive  pressures  may also limit our ability to raise  prices or affect  the timing or  magnitude  of such  price  increases  in response to increased raw materials, energy, packaging materials or other costs.
Accordingly,  we do not know whether, or the extent to which, we will be able to offset raw materials,  energy,  packaging materials or other cost increases with increased  product prices. In addition,  a consequent  increase in pricing could cause a reduction in both industry and our own sales volumes.

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

We also rely on rail carriers for  transportation  of durum wheat to our milling facilities  and ocean and truck  freight  for  movement of our  finished  goods.
Beginning  in  fiscal  2008,  fuel  costs  escalated   sharply,   impacting  our
transportation costs for raw materials and finished goods. If we are not able to
offset  these  costs  through  increased   efficiencies  or  pricing,  we  could
experience  additional  adverse impact on our business,  financial  condition or results of operations.

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

We focus  primarily  on producing  and selling dry pasta.  We expect to continue this  primary  focus.  Because  of our  product  concentration,  any  decline in consumer  demand or preference  for dry pasta or any other factor that adversely affects  the  pasta  market  could  have a  significant  adverse  effect  on our business, financial condition and results of operations.  During the latter half of fiscal  year 2004 and  continuing  in fiscal  year  2005,  we  experienced  a significant  decline in demand for dry pasta products  caused  primarily by diet
driven   changes  to  consumer   preference,   which   adversely   affected  our
profitability.  If demand were to materially  decline again, we could experience additional  material  adverse  impact on our business,  financial  condition and
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

Our total assets reflect  substantial  intangible  assets. The intangible assets represent the value of our brands and  trademarks  resulting  primarily from our acquisitions  of the  Mueller's,  Golden  Grain/Mission,  and seven  other pasta brands  acquired from Borden Foods.  We review our  indefinite-lived  assets for impairment annually or whenever events or changes in circumstances indicate that the carrying  amount of an asset may not be recoverable.  When future  operating performance  of one or more of our  acquired  brands falls  significantly  below current or expected  levels,  we record an impairment  expense.  A determination requiring  the  write-off of a  significant  portion of our  intangible  assets, although a non-cash charge to operations,  would have a material negative effect on our results of operations and total  capitalization.  In fiscal year 2005, we recorded brand  impairment  expenses of $88.6  million.  In fiscal year 2006, we recorded  additional  brand impairment of $1.0 million and sold brands resulting in a net  intangible  write-off of  approximately  $4.7 million.  The intangible balance at September 29, 2006 was $82.8 million.

Our total assets also reflect  substantial long lived fixed assets for property, plant and equipment.  We review  long-lived  assets for  impairment  annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing  the carrying  amount of an asset to future net cash flows expected  to be  generated  by the asset.  If such assets are  considered  to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying  amount or fair value less costs to sell. A determination  requiring write off of a significant  portion of fixed assets,  although a non-cash  charge to operations,  would have a material negative  effect on our  results  of  operations  and total  capitalization.  At
September  29, 2006 and  September  30, 2005,  long lived fixed  assets  totaled
$324.5  million  and $360.7  million,  respectively.  In fiscal  year  2006,  we recorded  charges to pre-tax income of $22.3 million,  primarily  related to the closure and sale of the Kenosha, Wisconsin facility.

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

Durum wheat is shipped by rail to our  production  facilities  in  Missouri  and
South  Carolina.  We have one rail contract  that will expire in July 2008.  For other rail carriers that we utilize, we negotiate annual pricing arrangements or are  subject  to  applicable  tariff  rates.  There  is no  assurance  that  the transportation  costs will remain the same under these arrangements when renewed as rail  carriers have  experienced  recent fuel cost  inflation  which they are passing on to their  customers.  We also have a rail contract to ship  semolina, milled and processed at the Missouri  facility,  to our South Carolina facility.
An extended  interruption  in our ability to ship durum wheat by railroad to the
Missouri or South Carolina plants,  or semolina to our South Carolina  facility, could  cause us to incur  significantly  higher  costs  and  longer  lead  times associated with the distribution of our pasta to our customers. If we are unable to provide  adequate  supplies of pasta  products to our  customers  in a timely fashion due to such delays,  we may subsequently  lose sales.  This could have a material  adverse  effect on our  business,  financial  condition and results of operations.  In  addition,  the  inflationary  pressure of higher fuel costs and continued increases in transportation costs of our finished products, could have a material  adverse effect on our business,  financial  condition and results of
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
Moreover, we may face claims by third parties that we violate their intellectual property rights. Any litigation or claims against us, whether or not successful, could result in substantial  cost,  divert  management's time and attention from our core business,  significantly harm our reputation,  our business and results of operations.

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

As a result of our voluntary  disclosure to the DOC of incorrect data previously reported by us to the DOC in  connection  with the DOC  anti-dumping  proceeding regarding pasta imported from Italy through our Italian subsidiary, Pasta Lensi,
S.r.l., the DOC has initiated a change  circumstances  review of Pasta Lensi and has  reinstated  Pasta Lensi in the existing  antidumping  order at a 45.6% cash deposit rate. The preliminary  determination applies, on a prospective basis, to all imports of subject products from and after February 22, 2008. A cash deposit rate of 45.6% would have a  significant  adverse  impact to our working  capital position. We have appealed this determination.  At the time of our disclosure to the DOC, we also provided this  information  to the DOJ. Our  disclosure of such information could result in additional  actions by the DOC and/or the DOJ taking action that could have a material adverse effect on us.  Additional  information is  provided  in this  Annual  Report on Form  10-K  under  the  heading  "Legal
Proceedings - Department of Commerce matter."

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Production  Facilities:  As of  September  29, 2006,  we owned pasta  production plants  located  in  Excelsior  Springs,  Missouri,  Columbia,  South  Carolina,
Tolleson,  Arizona, and Verolanuova,  Italy. The Kenosha, Wisconsin facility was permanently  closed in April  2006 and sold in August  2006 with two  production lines  from the  facility  being  moved to our South  Carolina  plant.  Our U.S.
facilities are strategically  located to support North American  distribution of our  products and benefit from the rail and  interstate  highway  infrastructure near each facility. As of September 29, 2006, our facilities had combined annual production capacity of approximately 940 million pounds of pasta. In addition we occasionally purchase pasta products from other manufacturers for resale.

Distribution  Centers:  We own the distribution  centers adjoining our Missouri,
South Carolina,  and Arizona plants.  In addition,  as of September 29, 2006, we leased space in public warehouses located in Kansas, Missouri and Arizona.

The  warehousing  operations  at each of our  distribution  centers in Missouri,
South  Carolina  and Arizona,  including  our leased  facility in Missouri,  are outsourced  under a long-term  agreement with OHL. OHL  specializes in warehouse and logistics management services. In addition, OHL provides traffic and freight management  services  to us  under a long  term  contract,  thereby  effectively providing for the shipment of all finished products from our facilities.

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
(Case  No.  05-CV-33137)  was  filed in the  Circuit  Court of  Jackson  County,
Missouri.  The petition names as defendants  certain of our former  officers and directors and our independent  registered  public accounting firm, Ernst & Young
LLP.  We are  named  as a  nominal  defendant.  The  petition  alleges  that the defendants  are liable to us for  breaches  of  fiduciary  duties and aiding and abetting such breaches, corporate waste, gross mismanagement, unjust enrichment, and  abuse  of  control  based  upon  our  accounting  practices  and  financial reporting; that certain former and current officers and directors are liable for breaches  of  fiduciary  duties for  insider  selling  and  misappropriation  of information;  and that Ernst & Young is liable for  professional  negligence and accounting  malpractice,  aiding and abetting  breaches of fiduciary  duty,  and breach  of  contract.  The  petition  seeks  equitable  relief  and  unspecified compensatory and punitive damages. The proposed settlement requires the adoption of certain  governance  reforms by the Company  and  payment of $1.5  million in attorney's  fees and costs to counsel for the  plaintiff,  which payment will be made under our  insurance  policies.  The  settlement  was recorded in the first quarter of fiscal year 2006.

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

We are cooperating with these  investigations  and have provided  information to the SEC staff and the DOJ in response to the  subpoenas  and  requests.  We have had, and are continuing to have,  discussions with the SEC staff, and separately with the DOJ, regarding the conclusion of their investigation  activities and of their  respective  views  of  appropriate  bases  on  which  to  reach  mutually acceptable settlements.  Such settlements could result in a Deferred Prosecution
Agreement,  which could include the assignment of a corporate monitor, continued
cooperation with any ongoing  investigations  and/or a monetary fine. Due to the status of ongoing  discussions  with the DOJ and SEC staff,  the Company  cannot estimate a range of possible  loss that could  result from a monetary  fine,  if any.  There can be no assurance  that any  settlement  would not have a material adverse effect on our business,  financial  condition,  results of operations or cash flows. We have been cooperating with these investigations.

Department of Commerce Matter

In 1996, an investigation by the International  Trade  Administration of the DOC
revealed  that  Italian  and Turkish  producers  were  engaging in unfair  trade practices  by  selling  pasta at less than fair  value in the U.S.  markets  and benefiting from subsidies from their respective  governments.  The International
Trade Commission ("ITC") subsequently determined that the unfair trade practices caused or would cause material injury to U.S.  manufacturers.  As a result,  the
ITC imposed anti-dumping duties (the "AD Order") and countervailing  duties (the
"CV Order") on certain imported pasta from Italy and Turkey  (collectively,  the
"AD/CV  Orders").  In 2001,  the AD/CV Orders were  extended  five years through
2006.  In  September  2007,  the ITC  extended the AD/CV Orders for another five years through 2011. Under the AD/CV Orders, U.S. importers of certain pasta from
Italian and Turkish  producers  are  assessed  anti-dumping  and  countervailing duties at rates  determined by the DOC for the relevant foreign  producer.  Each foreign producer may undergo an annual administrative review which may result in an increase or decrease of the producer's rate.

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
We  disclosed  the  issue  to the  DOC  and  simultaneously,  we  provided  this information to the DOJ, which requested further information on this matter. As a result of our disclosure to the DOC, it published notice on February 22, 2008 in the Federal  Register of its preliminary  determination to reinstate Pasta Lensi in the existing  antidumping  duty order at a cash  deposit  rate of 45.6%.  The preliminary  determination  applies,  on a prospective  basis, to all imports of subject  products from and after February 22, 2008. A cash deposit rate of 45.6%
would have a significant adverse impact to our working capital position. We have appealed this determination.  We have substantially mitigated the impact of this order by changing  our  ingredient  to organic  semolina in March 2008,  thereby manufacturing  products  for  import  into the U.S.

that are exempt from the antidumping duty order.  Based on our review, we do not believe this order will have a material effect on our financial condition.

Arbitration

Until the April 2006 shutdown of our Kenosha,  Wisconsin facility,  we purchased semolina for that plant from Horizon Milling, LLC (a joint venture between Cenex
Harvest States and Cargill) under the terms of a long-term supply agreement.  In
August of 2006, we advised Horizon  Milling,  LLC ("Horizon")  that the economic and  business  circumstances  had  changed  since  commencement  of  the  supply agreement,  that we were invoking the material adverse effect  provisions of the supply  agreement and that we had sold the  facility.  Horizon has made a demand for a  purchase  deficiency  of $0.5  million  from  the  contract  year  ending
September  30, 2006 and notified us that Horizon  believes  additional  purchase deficiencies  of $2.1 million will be owed through  September  2009, and filed a claim in  arbitration.  An  arbitration  hearing was held on November 13 and 14,
2007. On December 21, 2007,  the arbitrator  ruled in favor of Horizon  Milling,
LLC.  Under the  ruling,  we are  obligated  to  satisfy  our  minimum  purchase requirements  for the  purchase  deficiencies  for  fiscal  year  2006  and 2007 totaling $1.2 million and annual purchase deficiencies for fiscal years 2008 and
2009 totaling $1.4 million. The annual purchase  deficiencies will be due at the conclusion  of each  respective  fiscal  year.  As a result,  we recorded a $2.6 million  liability in fiscal year 2006 related to the cancellation of the supply agreement when we permanently shutdown our Kenosha facility.

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
quarter of fiscal year 2006.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Convertible  Common  Stock,  par value $0.001 per share (the "common stock")  traded on the NYSE under the symbol  "PLB" until the opening of trading on December 20, 2006, at which time the NYSE suspended  trading in shares of our common stock due to our  inability to file with the SEC by December 31, 2006 our
Annual Report on Form 10-K.  Effective on the opening of trading on December 20,
2006,  our  common  stock  was  eligible  to be quoted  on the Pink  Sheets,  an electronic quotation service for securities traded  over-the-counter,  under the symbol  "AITP" or  "AITP.PK."  On April 23, 2007,  our common stock was delisted from the NYSE.

The range of the high and low prices  per share of the  common  stock for fiscal year 2006 and 2005 was as follows:

                                     Year Ended                 Year Ended
                                 September 29, 2006         September 30, 2005

                                  High          Low         High          Low
                                  ----          ---         ----          ---

        First Quarter            $10.74       $ 5.83       $ 27.75      $ 19.01
        Second Quarter           $ 7.20       $ 3.43       $ 28.16      $ 20.95
        Third Quarter            $ 9.04       $ 6.44       $ 29.85      $ 20.44
        Fourth Quarter           $ 8.47       $ 7.51       $ 21.86      $ 10.66

Holders

As of June 2, 2008,  there were 267  shareholders of record of our common stock.
No shares of our Class B Convertible  Common  Stock,  par value $0.001 per share
(the "Class B common  stock") are  outstanding on the date of this Annual Report on Form 10-K.

Dividends

We  declared  and paid  dividends  on our  common  stock in the  amount of $10.3 million  during fiscal year 2005 (paid in November  2004,  March 2005,  and June
2005). We have not declared or paid dividends since June 2005.

For the foreseeable  future,  we intend to use our earnings to provide funds for the operation of our business and for the repayment of indebtedness. Our current credit  facility  (executed  on March 13, 2006 and last  amended on December 27,
2007) contains limitations on the payment of dividends.  We do not expect to pay dividends in the foreseeable  future. We had no restricted  retained earnings at
September 29, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional  information on our equity  compensation plans is available under the heading "Security Ownership of Certain Beneficial Owners and Management" in this
Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During fiscal year 2006 we purchased the following shares in connection with the withholding of taxes upon vesting of restricted stock.

    First Quarter                          Total Number of     Average Price
    Fiscal Year 2006                      Shares Purchased    Paid Per Share
    ----------------                      ----------------    --------------
    October 1 - October 28                           37           $   6.71
    October 29 - November 25                          -           $      -
    November 26 - December 30                        11           $   6.06
                                               --------           --------
                                                     48           $   6.56
                                               ========           ========

    Second Quarter                         Total Number of     Average Price
    Fiscal Year 2006                      Shares Purchased    Paid Per Share
    ----------------                      ----------------    --------------
    December 31 - January 27                      1,458           $   7.10
    January 28 - February 24                          -           $      -
    February 25 - March 31                            -           $      -
                                               --------           --------
                                                  1,458           $   7.10
                                               ========           ========

    Third Quarter                          Total Number of     Average Price
    Fiscal Year 2006                      Shares Purchased    Paid Per Share
    ----------------                      ----------------    --------------
    April 1 - April 28                                -           $      -
    April 29 - May 26                                 -           $      -
    May 27 - June 30                                121           $   7.63
                                               --------           --------
                                                    121           $   7.63
                                               ========           ========

    Fourth Quarter                         Total Number of     Average Price
    Fiscal Year 2006                      Shares Purchased    Paid Per Share
    ----------------                      ----------------    --------------
    July 1 - July 28                                  -           $      -
    July 29 - August 25                           2,854           $   8.47
    August 26 - September 29                        465           $   8.07
                                               --------           --------
                                                  3,319           $   8.41
                                               ========           ========

On  October 4, 2002,  the  Company's  Board of  Directors  authorized  up to $20 million to implement a common  stock  repurchase  plan.  There were no purchases under the plan in fiscal year 2006.  There is $7.9 million  available  under the
Common Stock repurchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following  selected  statement of operations data for the fiscal years ended
September  29, 2006,  September  30, 2005 and October 1, 2004,  and the selected balance  sheet data as of September  29, 2006 and September 30, 2005 are derived from our Consolidated  Financial  Statements  including the Notes thereto.  This data should be read in conjunction with the Consolidated  Financial  Statements, related notes, and other financial  information  included herein.  The following selected statement of operations data for the fiscal years ended October 3, 2003 and  September  27, 2002,  and the selected  balance sheet data as of October 1,
2004,  October  3, 2003 and  September  27,  2002,  have been  derived  from our financial statements not included herein.

                                                                                   FISCAL YEAR ENDED
                                                ------------------------------------------------------------------------------------
                                                  Sept. 29, 2006   Sept. 30, 2005   Oct. 1, 2004      Oct. 3, 2003    Sept. 27, 2002
                                                  --------------   --------------   ------------      ------------    --------------
                                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues(1)                                            $ 367,023     $    364,159    $   392,702        $  399,367      $   343,887
Cost of goods sold                                       284,777          300,151        320,851           304,228          254,474
                                                       ---------     ------------    -----------        ----------      -----------

Gross profit                                              82,246           64,008         71,851            95,139           89,413
Selling and marketing expense                             22,871           20,342         27,155            21,649           19,945
General and administrative expense (2)                    35,459           23,198         21,277            17,517           17,626
Litigation settlement (3)                                      -           14,000              -                 -                -
Impairment charges to brands and trademarks                  998           88,550            132                 -                -
Loss on disposition of brands and trademarks (4)           4,708                -              -                 -                -
Losses related to long-lived assets (5)                   22,268            9,759          1,099                41              989
Provision for (recovery from) restructuring
   program (6)                                                 -            (554)          2,868                 -                -
Acquisition and plant start-up expenses (7)                    -                -            240             4,047               28
                                                       ---------     ------------    -----------        ----------      -----------
Operating profit (loss)                                  (4,058)         (91,287)         19,080            51,885           50,825
Interest expense, net                                     29,509           16,234         10,990            12,937           12,944
Other (income) expense (8)                                 (913)         (3,544)          2,518             6,871            2,666
                                                       ---------     ------------    -----------        ----------      -----------
Income (loss) before income taxes                       (32,654)        (103,977)          5,572            32,077           35,215
Income tax provision (benefit)                           (2,241)          (3,730)          1,513            11,357           12,958
                                                       ---------     ------------    -----------        ----------      -----------
Net income (loss) (9)                                  $(30,413)     $  (100,247)    $     4,059        $   20,720      $    22,257
                                                       =========     ============    ===========        ==========      ===========

Net income (loss) per common share (basic)             $  (1.65)     $     (5.49)    $      0.22        $     1.16      $      1.24
                                                       =========     ============    ===========        ==========      ===========

Weighted-average common shares outstanding                18,386           18,247         18,043            17,833           17,879
                                                       =========     ============    ===========        ==========      ===========

Net income (loss) per common share
   (assuming dilution)                                 $  (1.65)     $     (5.49)    $      0.22        $     1.12      $      1.19
                                                       =========     ============    ===========        ==========      ===========

Weighted-average common shares outstanding
    (including dilutive securities)                       18,386           18,247         18,562            18,508           18,693
                                                       =========     ============    ===========        ==========      ===========
Cash dividend declared per common share                $       -     $     0.5625    $    0.3750        $        -      $         -
                                                       =========     ============    ===========        ==========      ===========

OTHER FINANCIAL DATA (AT END OF PERIOD):
Cash and temporary investments                         $  22,805     $     11,911    $      2,712       $    2,301      $     8,272
Working capital                                        $  54,285     $     58,971    $     56,106       $   67,476      $    65,906
Plant, property and equipment - net                    $ 324,464     $    360,740    $    384,327       $  387,211      $   365,764
Brand and trademarks                                   $  82,772     $     88,750    $    178,736       $  177,258      $   115,321
Total assets                                           $ 531,969     $    571,926    $    688,311       $  708,755      $   606,013
Long-term debt, less current maturities                $ 260,500     $    276,006    $    286,795       $  300,778      $   258,193

Stockholders' equity                                   $ 160,336     $    186,026    $    293,112       $  290,693      $   260,935
Total debt/total capitalization                               62%              60%             50%              51%              50%
Depreciation and amortization expense (10)             $  24,895     $     25,132    $     24,956       $   22,868      $    19,606
Amortization of deferred debt issuance cost (11)       $   4,216     $      2,051    $      1,026       $      838      $       600
-------------------------------------------
     (1) On October 28, 2000, the U.S.  Government enacted the Continued Dumping and Subsidy  Offset Act of 2000 (the "CDSOA")  which provides that assessed anti-dumping  and subsidy  duties  liquidated by the Department of Commerce after October 1, 2000 will be distributed to affected  domestic  producers.
     Accordingly,  revenues in fiscal  years  2002,  2003,  2004,  2005 and 2006 include payments  received from the Department of Commerce of $7.6 million,
     $2.3 million, $1.5 million, $1.0 million and $2.6 million, respectively, as our calculated share,  based on tariffs liquidated by the government during these periods on Italian and Turkish imported pasta.  Effective  October 1,
     2007, the CDSOA was repealed,  resulting in the  discontinuation  of future distributions to affected domestic producers for duties assessed after such date.

     (2)  Included in general and  administrative  expense are costs  related to civil  lawsuits  and  governmental  investigations  involving  the Company, several of our  current  and  former  directors  and  several of our former executive  officers.  We continue to incur significant expense on behalf of the  Company  and on  behalf  of the  several  individuals  to whom we have indemnification  obligations. In addition, we continue to incur significant expense  related  to  the  completion  of our  historical  audits  and  SEC reporting  requirements.  The expenses we have incurred  through the fiscal year ended  September 29, 2006, in  connection  with all of these  matters, including those  associated with our restatement and pending legal matters, net of insurance proceeds,  were $2.5 million in fiscal year 2005 and $16.1 million  in  fiscal  year  2006  and  are  reflected  in our  Statement  of
     Operations under the caption general and administrative expense.

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

     (4) Loss on disposition of brands and trademarks  relate to the sale of our
     Mrs.  Leepers and Eddie's  Spaghetti brands in the second quarter of fiscal year 2006.

     (5) Losses  related to  long-lived  assets  include the sale of our Kenosha plant in fiscal year 2006 and certain  pasta  manufacturing  and  packaging equipment  that were  disposed  and excess  equipment  written down to fair market value.

     (6) Provision  for (recovery  from)  restructuring  expense  relates to our
     Restructuring and Rightsizing  program and includes employee  severance and termination  benefits,  lease  costs,  supply  agreement  costs  and  other miscellaneous  costs,  discussed  in Item 1 and in Note 5 to the  Company's
     Consolidated Financial Statements, included in Item 8. In fiscal year 2005, we recognized  $0.6 million benefit related to the reversal of a previously established  restructuring  reserve  due to the early  reactivation  of the
     Kenosha  plant  which was not  contemplated  at the time the  restructuring reserve was established.

     (7) For fiscal year 2003, includes  incremental costs associated with brand acquisitions  (primarily  Golden  Grain)  of  $2.7  million,  international acquisitions of $0.5 million and initial operating  expenses related to our new Arizona facility of $0.8 million, for a total of $4.0 million.

     (8) Primarily reflects foreign currency transaction gains/losses on certain forward exchange contracts and euro-denominated debt.

     (9) The  change  in  accounting  for  certain  warehousing  costs  has been retrospectively  reflected  for all  fiscal  years  in the  financial  data presented as discussed in Item 8 - Financial  Statements and  Supplementary
     Data -  Note 4 to the  Company's  Consolidated  Financial  Statements.  The
     effect of the change was to increase (decrease) net income by $0.1 million,
     $(0.1) million, $0.8 million,  $(0.7) million and $(0.3) million for fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

     The effect of  adopting  SFAS 123R in fiscal  year 2006 was an  increase to expense of $1,761,000.  The effect on basic and diluted  earnings per share was $0.10.  There is no tax impact to this  charge as  deferred  income tax benefits otherwise provided are offset by the valuation allowances.

     (10) Reflects aggregate  depreciation and amortization expense of property, plant and equipment and other  amortizable  assets excluding  deferred debt issuance  costs  (see note 11  below).  Depreciation  and  amortization  is reflected in our Statement of  Operations  under the captions cost of goods sold and general and administrative expense.

     (11) Reflects amortization of deferred debt issuance costs, which are shown in our Statement of Operations under the caption interest expense. The $4.2 million in fiscal year 2006 includes $1.3 million  related to the write-off of the  unamortized  balance of deferred debt  issuance  costs prior to our refinancing our credit facility in March 2006.

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

As more fully  described  in  Footnote 3 to the Audited  Consolidated  Financial
Statements  included in our previously  filed Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we restated our previously  issued audited consolidated  financial  statements  for fiscal  years 2001 through 2004 and our unaudited consolidated financial statements for the first two quarters of fiscal year 2005.

The following table sets forth certain data from our Consolidated  Statements of
Operations,  expressed  as a  percentage  of  revenues,  for each of the periods presented.

                                                                                   FISCAL YEAR ENDED
                                                           -------------------------------------------------------------------
                                                            September 29, 2006     September 30, 2005      October 1, 2004
                                                            ------------------     ------------------      ----------------

   Revenues:
      Retail                                                          73.1%                  72.9%                 71.1%
      Institutional                                                   26.9                   27.1                  28.9
                                                                  --------            -----------              --------

   Total revenues                                                    100.0                  100.0                 100.0
   Cost of goods sold                                                 77.6                   82.4                  81.7
                                                                  --------            -----------              --------

   Gross profit                                                       22.4                   17.6                  18.3
   Selling and marketing expense                                       6.2                    5.6                   6.9
   General and administrative expense                                  9.7                    6.4                   5.4
   Litigation settlement                                                 -                    3.8                     -
   Impairment charges to brands and trademarks                         0.2                   24.3                   0.1
   Loss on disposition of brands and trademarks                        1.3                      -                     -
   Losses related to long-lived assets                                 6.1                    2.7                   0.3
   Provision for (recovery from)  restructuring expense                  -                  (0.2)                   0.7
   Acquisition and plant start-up expense                                -                      -                   0.1
                                                                  --------            -----------              --------

   Operating profit (loss)                                           (1.1)                 (25.0)                   4.8
   Interest expense, net                                               8.0                    4.5                   2.8
   Other (income) expense                                            (0.2)                  (1.0)                   0.6
                                                                  --------            -----------              --------
   Income (loss) before income taxes                                 (8.9)                 (28.5)                   1.4
   Income tax provision (benefit)                                    (0.6)                  (1.0)                   0.4
                                                                  --------            -----------              --------

   Net income (loss)                                                 (8.3)%                (27.5)%                  1.0%
                                                                  ========            ===========              ========

Overview

We began operations in 1988. We believe we are the largest producer and marketer of dry pasta in North America. We believe our  vertically-integrated  facilities and highly efficient production  facilities focused primarily on specific market segments  and our highly  skilled  workforce  make us an  efficient  company and enable us to produce  high-quality  pasta at competitive  costs. We believe that the  combination  of our low cost  structure,  our product  strategy of offering branded,  private label, imported and specialty products,  our scalable production  facilities  and our key customer  relationships  create  competitive
advantages.   We  generate  revenues  in  two  customer   markets:   retail  and
institutional. Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels  (including  sales to grocery, club, mass merchant and discount  stores) and encompasses  sales of our branded, private label, imported and specialty products. These revenues represented 73.1%
and 72.9% of our  total  revenue  for the years  ended  September  29,  2006 and
September 30, 2005, respectively. Institutional market revenues include revenues from  product  sales to  customers  who use our pasta as an  ingredient  in food products  or who  resell  our pasta in the  foodservice  (meals  away from home)
market.  It also includes  revenues from sales to government  agencies and other customers that we pursue  periodically.  The  institutional  market  represented
26.9% and 27.1% of our total revenue for the years ended  September 29, 2006 and
September 30, 2005, respectively.

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
Generally,  average  retail  sales  prices are higher than  institutional  sales prices. Selling prices of our branded products are higher than selling prices in our other business units,  including private label. Revenues are reported net of cash discounts,  product returns,  and promotional and slotting  allowances.  We have several  arrangements  with  institutional  customers  that provide for the
"pass-through" of direct material cost and certain other cost changes as pricing adjustments.  The  pass-throughs are generally limited to actual changes in cost and, as a result,  impact margins in periods of changing  costs and prices.  The pass-throughs are generally  effective 30 to 90 days following such cost changes and  thereby  reduce the  long-term  exposure  of our  operating  results to the volatility of raw material costs. These  pass-through  arrangements also require us to pass on the benefits of any price  decreases in raw  material  costs.  Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs  (including  depreciation)  and  distribution  (including  transportation)
costs.  A  significant  portion  of our cost of goods  sold is durum  wheat.  We purchase durum wheat on the open market and,  consequently,  those purchases are subject to  fluctuations  in cost.  Since mid 2006,  durum prices have increased substantially  and we  anticipate  these  costs  to  remain  at or  above  these historically high levels for the foreseeable future. We manage some of our durum wheat  cost  risk  through  durum  wheat  cost  "pass-through"  arrangements  in long-term contracts and other non-contractual arrangements with our customers as discussed  above  and  advance  purchase  contracts  for durum  wheat  which are generally  a few  months.  For our non  pass-through  customers,  we seek  price increases to cover our costs.  We seek to achieve  low-cost  production  through vertical  integration and investment in the most current pasta-making assets and technologies.  The manufacturing- and  distribution-related  capital assets that have been or will be acquired to support  this  strategy  are  depreciated  over their  respective  economic  lives.  Depreciation  expense  is  a  component  of inventory cost and cost of goods sold.

Critical Accounting Policies

This  discussion and analysis  discusses our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States. As discussed in Note 2 to our consolidated  financial statements, the preparation of financial statements in conformity with accounting principles generally  accepted  in the  United  States  requires  our  management  to  make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the financial  statements and reported  amounts of revenues and expenses  during the  reporting  periods.  On an ongoing  basis,  our  management  evaluates  its estimates and judgments, including those related to the impairment of long-lived and intangible  assets,  the method of accounting for share-based  compensation, and the estimates used to record allowances for doubtful accounts,  reserves for slow-moving,  damaged and  discontinued  inventory,  reserves for obsolete spare
parts,  promotional  allowances,   income  tax  accruals  and  derivatives.  Our
management bases its estimates and judgments on relevant factors, the results of which form the basis for making  judgments  about the carrying  values of assets and liabilities that are not readily apparent from other sources.  See Note 2 to our consolidated  financial statements for a complete listing of our significant accounting policies. Our most critical accounting policies are described below.

Impairment  Testing of  Intangible  Assets:  In  accordance  with  Statement  of
Financial  Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible
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
Based on those  tests we  recorded  impairment  charges of $29.9  million in the third  quarter and $58.7  million in the fourth  quarter of fiscal year 2005. In addition,  we completed  our annual review of fiscal year 2006 based on the 2007 fiscal year  business plan and our forecast  available in the fourth  quarter of fiscal  2006.  We  recorded  impairment  charges  of $1.0  million in the fourth quarter  of fiscal  year 2006.  Future  events  could  cause our  management  to conclude  that  impairment  indicators  exist and that the  value of  intangible assets is further impaired.

Long-Lived  Assets: In accordance with SFAS No. 144,  "Accounting For Impairment or Disposal of Long-lived  Assets," we review  long-lived  assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing  the carrying  amount of an asset to future net cash flows expected  to be  generated  by the asset.  If such assets are  considered  to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed  of are  reported at the lower of their  carrying  amount or fair value less cost to sell. In fiscal year 2006,  we decided to close the Kenosha  plant.
The  Kenosha  plant and  remaining  assets  were sold in fiscal  year 2006 and a pre-tax  loss of  $15,566,000  was  recorded in fiscal year 2006  related to the impairment and sale. Total losses related to long-lived assets amounted to $22.3 million,  $9.8 million and $1.1 million for the fiscal year 2006, 2005 and 2004, respectively.

Share-Based  Compensation:  In December 2004, the Financial Accounting Standards
Board issued SFAS No. 123R,  "Share-Based  Payment," which is a revision of SFAS
No. 123,  "Accounting for Stock-Based  Compensation" and is applicable to fiscal years  beginning  after June 15, 2005.  SFAS No. 123R  requires all  share-based payments  to  employees,  including  grants of  employee  stock  options,  to be recognized in the income  statement  under the fair value  method.  Prior to the adoption  of SFAS No.  123R and as  permitted  by SFAS No. 123 and SFAS No. 148,
"Accounting  for  Stock-Based  Compensation  - Transition  and  Disclosure,"  we
elected  to  follow   Accounting   Principles  Board  Opinion  ("APB")  No.  25,
"Accounting  for Stock  Issued to  Employees,"  and related  Interpretations  in accounting for our stock-based  compensation plans and implemented the pro forma disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB 25, stock compensation  expense was  recorded  when the exercise  price of employee  stock options  was less  than the fair  value of the  underlying  stock on the date of grant.  We  adopted  SFAS  No.  123R on  October  1,  2005  using  the  modified prospective method in which prior year financial statements are not restated for the adoption of the new standard.  Under SFAS No. 123R, we use the Black-Scholes option  pricing  model to  determine  the  fair  value  of  stock  options.  The
Black-Scholes model includes various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.
These  assumptions  reflect  our  best  estimates,  but  they  involve  inherent uncertainties based on market conditions generally outside our control. While we do not believe  share-based  compensation would have been materially impacted by the variability in the range of reasonable  assumptions we could have applied to value option  awards,  we  anticipate  that  share-based  compensation  could be materially  impacted  by the  application  of  alternate  assumptions  in future periods.  Also,  under SFAS No.  123R,  we are  required  to record  share-based
compensation  expense  net  of  estimated   forfeitures.   Our  forfeiture  rate
assumption  used in determining  share-based  compensation  expense is estimated based on historical data. The actual forfeiture rate and corresponding effect on share-based  compensation expense could differ from those estimates. For further discussion of the impact of SFAS No. 123R on our financial statements,  see Note
15 to the Consolidated Financial Statements included in Item 8.

Allowance for Doubtful Accounts - Methodology: We evaluate the collectibility of our accounts  receivable  based on a combination  of factors.  In  circumstances where we are aware of a  specific  customer's  inability  to meet its  financial obligations to us (e.g.  bankruptcy  filings,  and  substantial  down-grading of credit scores),  we record a specific  reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the  length  of time  the  receivables  are  past  due,  and  our  historical experience.  If circumstances  change (e.g., higher than expected defaults or an unexpected  material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Reserve  for  Slow-Moving,  Damaged  and  Discontinued  Inventory:  We carry our
inventory  at  standard  costs,  adjusted  for  capitalized   variances,   which
approximate the lower of cost, determined on a first in, first-out (FIFO) basis, or market.  We periodically  review our inventory for  slow-moving,  damaged and discontinued items and provide reserves to reduce such items identified to their recoverable  amounts.  During  fiscal  year 2006 our reserve  decreased  by $9.0 million from $10.5 million to $1.5  million.  This decrease is the result of the significant liquidation of discontinued reduced carb and other products.

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

In accordance with criteria  established by SFAS No. 109, "Accounting for Income
Taxes", the valuation  allowance against deferred tax assets as of September 29,
2006 and September 30, 2005 was $52.3 million and $42.1  million,  respectively.
The net income effect of the change in total  valuation  allowance for the years ended September 29, 2006, September 30, 2005 and October 1, 2004 was an increase of $10.2 million,  $34.8 million and $0.6 million,  respectively.  The valuation allowance at September  28, 2006 and  September  30, 2005 was related to federal and state net  operating  loss and tax credit  carryforwards  and  deferred  tax assets as well as foreign net  operating  loss  carryforwards  and  deferred tax assets that in the  judgment of  management,  are not more likely than not to be realized.  In assessing  the  realizability  of deferred tax assets,  management considers  whether it is more likely  than not that some or all of the  deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the  generation of future  taxable income during the periods in which those temporary  differences are deductible.  Management considers the scheduled reversal  of  deferred  tax  liabilities  (including  the  impact  of  available carryback and carryforward  periods) and tax planning  strategies in making this assessment.  In order to fully realize the deferred tax asset,  the Company will need to generate future taxable income before the expiration of the deferred tax assets as governed by the tax code.  Taxable  income  (loss) for the years ended
September 29, 2006,  September 30, 2005 and October 1, 2004 was $(32.4) million,
$(32.2)  million  and  $(49.7)  million,  respectively  as  reported  in our tax returns.  Due  to  the  existence  as of  September  29,  2006  of a  three-year cumulative loss,  management has not considered  future years' taxable income in determining the amount of valuation allowance necessary, but has only considered taxable income from the reversal of net temporary differences in existence as of
September 29, 2006.

Derivatives:   During  fiscal  2006  and  2005,  we  held  derivative  financial instruments to manage a variety of risk exposures  including interest rate risks associated  with  variable  rate  long-term  debt  and  foreign  currency  risks associated with our Italian  operations.  We use a mark-to-market  convention to account for our derivative contracts, recording the changes in fair market value of the  financial  instrument  as a gain or loss to  interest  expense  or other expense. We terminated all such derivative contracts in fiscal year 2006.

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
We continue to incur significant  expense on behalf of the Company and on behalf of the several individuals to whom we have indemnification obligations. While we continue to defend these matters  vigorously,  we cannot  foresee what financial impact,  if any, the  conclusion  of these  matters may have on the Company.  In addition,  we continue to incur significant expense related to the completion of our  historical  audits and SEC  reporting  requirements.  The  expenses we have incurred  through the fiscal year ended  September 28, 2007, in connection  with all of these  matters,  including  those  associated  with our  restatement  and pending legal matters,  net of insurance  proceeds,  were $2.5 million in fiscal
2005, $16.1 million in fiscal 2006 and $13.3 million in fiscal year 2007 and are reflected  in  our  Statement  of  Operations  under  the  caption  general  and administrative expense.

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

FISCAL YEAR ENDED SEPTEMBER 29, 2006 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
2005

Revenues:  Revenues  increased $2.8 million,  or 0.8%, to $367.0 million for the fiscal year ended  September 29, 2006,  from $364.2  million for the fiscal year ended  September 30, 2005.  Revenues  increased  $2.1 million,  or 0.6%,  due to volume  increase,  and  decreased  $0.9 million,  or 0.2%,  due to lower average selling  prices.  Revenues  increased  by $1.6  million  due to an  increase  in payments  received  from the U.S.  government  under the  Continued  Dumping and
Subsidy  Offset Act of 2000.  Revenues  for 2006 and 2005 are based on a 52-week year.

Revenues  for the Retail  market  increased  $3.1  million,  or 1.2%,  to $268.5 million for the fiscal year ended  September 29, 2006,  from $265.4  million for the fiscal year ended September 30, 2005.  Revenues  increased $0.3 million, or 0.1%, due to volume increase, and increased $0.4 million or 0.2% due to higher average  selling prices  resulting  from reduced  promotional  support relating to branded  sales.  Revenues  increased by $0.8 million,  or 0.3%, as a result of the lower amortization of slotting fees related to our discontinuation of reduced carb products. Revenues increased by $1.6 million, due to an increase in payments  received from the U.S.  government under the Continued  Dumping and
Subsidy Offset Act of 2000.

Revenues for the Institutional  market decreased $0.3 million,  or 0.3% to $98.5 million for the fiscal year ended September 29, 2006, from $98.8 million for the fiscal year ended September 30, 2005.  Revenues increased $1.6 million,  or 1.6%
due to volume gains,  and decreased  $1.9 million,  or 1.9% due to lower average selling prices and changes in sales mix.

Cost of Goods Sold: As a percentage of revenues, cost of goods sold decreased to
77.6% for fiscal  year 2006,  from 82.4% for fiscal year 2005.  The  majority of this improvement is attributable to the decrease in obsolescence provisions from
$12.2  million in fiscal year 2005 related to the  significant  decline in sales including our reduced carb products to $1.4 million in fiscal year 2006.

Gross Profit:  Gross profit increased $18.2 million,  or 28.4%, to $82.2 million for the fiscal year ended  September 29, 2006, from $64.0 million for the fiscal year  ended  September  30,  2005.  Gross  profit as a  percentage  of  revenues increased to 22.4% for the fiscal year ended  September  29, 2006 from 17.6% for the fiscal year ended September 30, 2005.  Gross profit was impacted by a number of factors as compared to the prior year, (as discussed above) including revenue increases of $2.8 million.

Selling and Marketing  Expense:  Selling and marketing  expense  increased  $2.6 million,  or 12.8%,  to $22.9  million for the fiscal year ended  September  29,
2006, from $20.3 million for fiscal year ended September 30, 2005. This increase is primarily  related to increased  compensation due to the adoption of SFAS No.
123R of $1.0  million  and  payroll  and  bonuses of $1.1  million.  Selling and marketing expense, as a percentage of revenue,  increased to 6.2% for the fiscal year ended September 29, 2006, from 5.6% for the comparable prior year period.

General and Administrative Expense: General and administrative expense increased
$12.3 million,  or 53.0%,  to $35.5 million for the fiscal year ended  September
29, 2006, from $23.2 million for the comparable  period last year. This increase is  attributable  primarily  to  increased  costs  of  professional  fees  being partially  offset by  decreases  in bad debt  expense and  payroll.  General and administrative  expenses as a percentage  of revenues  increased to 9.7% for the fiscal  year ended  September  29,  2006,  from 6.4% for the  fiscal  year ended
September 30, 2005 due primarily to the increased  professional  fees associated with the  restatement.  During the fiscal year ended  September 29, 2006,  $16.1 million of  professional  fees  related to the  restatement  and  pending  legal matters were recorded. During fiscal year 2005 the Company recorded $2.5 million in professional fees related to the restatement and pending legal matters. These professional  fees,  net  of  insurance,  include  legal,  forensic  accounting, independent registered public accounting firm fees, public relations and Alvarez
& Marsal  fees.  Since the end of fiscal year 2006,  we have  continued to incur significant costs related to the restatement and pending legal matters.

Litigation  settlement:  By stipulation  of settlement,  we agreed to settle all claims  alleged in the federal  securities  class action lawsuit filed in fiscal year 2005,  for $25 million  comprised of $11 million in cash, to be provided by our insurers, and $14 million in our common shares. On March 27, 2008, we issued
527,903  shares to counsel for the class action  plaintiffs,  with the number of shares issued to the members of the class in connection  with the  settlement is contingent  upon the exercise of certain rights in the  settlement  agreement or entry of the  Court's  order of  distribution  to the class.  There were no such costs incurred in fiscal year 2006.

Impairment Charges to Brands and Trademarks: During the year ended September 29,
2006, we recorded $1.0 million of  impairment  charges.  We completed our annual review of fiscal year 2006 brand intangible values based on the 2007 fiscal year business  plan and our forecast  available in the fourth  quarter of fiscal year
2006. We completed an impairment review of brands in the third quarter of fiscal year 2005 based on impairment indicators of significant year-to-date declines in certain brand  revenues  during the fiscal year. We  subsequently  completed our annual  review of fiscal year 2005 based on the 2006 fiscal year  business  plan and our  forecast  available  in the  fourth  quarter of fiscal  year 2005.  The business  plan and  forecasts,  which  included new  information  and  marketing changes,  resulted in additional brand impairment.  In connection with these two impairment  reviews  conducted  during the year ended September 30, 2005,  $88.6 million in impairment charges were recorded.

Loss on  disposition  of brands and  trademarks:  During  the second  quarter of fiscal year 2006,  we sold our Mrs.  Leeper's and Eddie's  Spaghetti  brands and recorded a loss on disposition  of brands and trademarks of $4.7 million.  There were no such costs incurred in fiscal year 2005.

Losses related to long-lived assets:  During the fiscal year ended September 29,
2006,  $22.3  million  of losses  related to  long-lived  assets  were  recorded compared  to  $9.8  million  in  fiscal  year  2005.  In  conjunction  with  our restructuring and rightsizing program, we temporarily  suspended full operations at our Kenosha,  Wisconsin,  manufacturing facility in the fourth fiscal quarter of 2004 and then  reactivated  this facility in the first quarter of fiscal year
2005. In April 2006, this facility was permanently  closed and certain equipment was  moved to other of our  manufacturing  facilities.  The  Kenosha  plant  and remaining  assets  were  sold in fiscal  year  2006 and a pre-tax  loss of $15.6 million was  recorded in fiscal  year 2006  related to the closing and sale.  We received net cash proceeds from the sale of $5.0 million.  In addition,  certain pasta lines and packaging  equipment  considered  unnecessary for our production plans  were taken out of  service.  These  assets  were  disposed  or the excess equipment was written down to fair market value.

Provision for (Recovery  from)  Restructuring  Expense:  In fiscal year 2005, we recognized  $0.6  million  benefit  related  to  the  reversal  of a  previously established  restructuring  reserve due to the early reactivation of the Kenosha plant  which was not  contemplated  at the time the  restructuring  reserve  was established in fiscal 2004.  There were no such costs or benefits in fiscal year
2006.

Operating  Profit / (Loss):  Operating loss for the fiscal year ended  September
29, 2006, was $4.1 million, a decrease of $87.2 million as compared to operating loss of $91.3  million  reported for the fiscal year ended  September  30, 2005.
Operating  loss  decreased as a percentage  of revenues to (1.1)% for the fiscal year ended  September 29, 2006, from (25.0)% for the fiscal year ended September
30, 2005, as a result of the factors discussed above.

Interest Expense: Interest expense for the fiscal year ended September 29, 2006, was $29.5  million,  increasing  82.1% from the $16.2  million  reported for the fiscal year ended  September 30, 2005.  The increase is  attributable  to higher average  borrowing  rates and a higher  interest  rate spread  under our lending agreement.  The interest  rate in effect at September 29, 2006 and September 30,
2005 was 11.3% and 6.8%, respectively.  In addition, we recorded amortization of deferred  debt  issuance  costs of $4.2  million  in  fiscal  year 2006 and $2.1 million in fiscal year 2005. The increase in the  amortization  of deferred debt issuance is  primarily  due to the $1.3  million  write-off  of the  unamortized balance prior to our refinancing our credit facility in March 2006.

Other  (Income)  Expense:  Other  income for fiscal year 2006 was $0.9  million, representing  (0.2)% of  revenues.  Other  income for fiscal  year 2005 was $3.5 million,  representing  (1.0)% of revenues.  These amounts primarily reflect the foreign currency transaction  gains/losses on certain forward exchange contracts and euro-denominated  debt that was outstanding through our refinancing in March
2006.

Income Tax  Expense / Benefit:  Income tax  benefit  for the fiscal  years ended
September  29, 2006 and  September  30, 2005 was $2.2 million and $3.7  million, respectively, and reflects effective income tax rates of approximately 6.9% and
3.6%,  respectively.  The low  effective  rate in  fiscal  year 2006 and 2005 is primarily  due to the $10.2  million  and  $34.8  million  income  effect of our increased valuation  allowances related to the net operating loss and tax credit carryforwards  and other  deferred tax assets that  management  believes are not more likely than not to be realized.

Net Income / Loss:  Net loss for the fiscal year ended  September 29, 2006,  was
$30.4  million,  a decrease of $69.8 million from the $100.2 million of loss for the fiscal year ended  September 30, 2005, as a result of the factors  discussed above. Net loss as a percentage of net revenues was (8.3)% versus (27.5)% in the prior year.

Diluted  income / (loss) per common  share was  $(1.65) per share for the fiscal year ended September 29, 2006, compared to $(5.49) per share for the fiscal year ended September 30, 2005.

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

Income Tax  Expense /  Benefit:  Income tax  benefit  for the fiscal  year ended
September 30, 2005,  was $3.7 million,  a decrease of $5.2 million from the $1.5 million of income tax  expense for the fiscal  year ended  October 1, 2004,  and
reflects   effective  income  tax  rates  of   approximately   3.6%  and  27.2%,
respectively.  The reduced income tax provision and the lower  effective rate in fiscal year 2005 is  primarily  due to the $34.8  million  income  effect of our increased  valuation  allowance related to the net operating loss and tax credit carryforwards  and other  deferred tax assets that  management  believes are not more likely than not to be realized.

Net Income / Loss:  Net loss for the fiscal year ended  September 30, 2005,  was
$100.2 million, a decrease of $104.3 million from the $4.1 million of income for the fiscal  year ended  October 1, 2004,  as a result of the  factors  discussed above. Net income as a percentage of net revenues was (27.5)% versus 1.0% in the prior year.

Diluted  income / (loss) per common  share were $(5.49) per share for the fiscal year ended  September 30, 2005,  compared to $0.22 per share for the fiscal year ended October 1, 2004.

Liquidity and Capital Resources

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and temporary investments totaled $22.8 million and net working  capital  totaled $54.3 million at September 29, 2006.  Cash and temporary  investments  totaled  $11.9 million and net working  capital  totaled
$59.0 million at September 30, 2005.

Our net cash  provided by operating  activities  totaled  $41.2  million for the fiscal year ended  September  29, 2006  compared to $29.7 million for the fiscal year ended  September  30,  2005 and $45.1  million  for the  fiscal  year ended
October 1, 2004. Our cash provided by operating activities increased from fiscal year  2005 to  fiscal  year  2006  due to  improved  operating  margins  and the anticipated  lowering of our investment in working  capital,  primarily  through control of inventory  levels and management of our accounts  payable and accrued expenses.  Our declining cash provided by operating  activities from fiscal year
2004 to 2005 is  principally  related to the lower  operating  profits in fiscal year  2005,  excluding  the  effects of  non-cash  charges  associated  with the litigation settlement,  impairment charges,  stock-based compensation and losses related to fixed  assets and a  significant  lowering  of the ratio of  accounts payable  to  inventory  through  more  timely  payment of vendor  balances.  The decrease in operating  profit in fiscal year 2005 was driven by declining  pasta consumption and the effects of actions taken to respond to such sales declines.

Cash  used  in  investing  activities  principally  relates  to  investments  in production and distribution,  milling and management  information system assets.
Cash  provided by  investing  activities  principally  relates to proceeds  from disposal of property,  plant and equipment and disposal of pasta brands. Capital expenditures were $12.6 million,  $12.4 million and $19.4 million for the fiscal years ended 2006, 2005 and 2004, respectively.  Proceeds on the sale of property plant and  equipment  were $8.1 million and $1.1 million in fiscal year 2006 and
2005,  respectively.  In fiscal year 2006, we sold our Kenosha facility and sold one of our  brands.  Cash used in the  purchase  of brands was $2.1  million for fiscal year 2004. There were no brand acquisitions in fiscal years 2006 or 2005.

Net cash used by  financing  activities  was $27.8  million for fiscal year 2006 compared to net cash used by  financing  activities  of $9.2  million for fiscal year 2005 and $23.2 million for fiscal year 2004. The $27.8 million of cash used in fiscal  2006 is  primarily a result of our $20.4  million net debt  reduction related  to our  refinancing  of our  credit  facility  in March  2006.  We also incurred  $7.4  million  for  financing  costs  related to the  credit  facility refinancing.  The $9.2 million of cash used in fiscal 2005 is primarily a result of a net $0.8 million principal payment on debt and the payment of $10.3 million in dividends.  The $23.2 million of cash used in fiscal year 2004 is primarily a result of a net $16.7  million of principal  payments on debt and the payment of
$6.8 million in dividends.

We currently use cash  generated from  operations to fund capital  expenditures, repayment of debt and working capital requirements.

Credit agreement amendments, waivers and refinancing

On March 13, 2006, we entered into a new $295 million,  five-year  senior credit facility. The new facility replaces our $290 million senior credit facility that would have expired on October 2, 2006.

The credit  facility is  comprised of a $265 million term loan and a $30 million revolving credit facility.  The facility is secured by substantially  all of our assets and  provides  for interest at either LIBOR rate plus 600 basis points or at an alternate  base rate  calculated as prime rate plus 500 basis points.  The facility  has a five-year  term  expiring in March 2011 and does not require any scheduled  principal  payments.  Principal  pre-payments are required if certain events occur in the future,  including the sale of certain  assets,  issuance of equity  and the  generation  of  "excess  cash  flow" (as  defined in the credit agreement). We used net proceeds from the sale of our Kenosha facility to reduce the  principal  balance  of the  term  loan by $4.5  million  without  incurring pre-payment penalties.

Our credit facility contains  restrictive  covenants which include,  among other things, financial covenants requiring minimum and cumulative earnings levels and limitations  on the payment of  dividends,  stock  purchases  and our ability to enter into certain  contractual  arrangements.  We do not currently expect these limitations to have a material effect on business or results of operations.

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

The following table shows our contractual  payment obligations for our long-term debt and future  purchase  obligations  as of September  29,  2006.  Interest is calculated  based on the contractual  loan maturity at the interest rate (11.3%)
in effect at September 29, 2006 (in thousands):

   Payments Due by Period
                                                               Less than          1-3          4-5     After 5
   Certain Contractual Obligations                    Total       1 year        years        years       years
   --------------------------------                   -----       ------        -----        -----       -----

   Long-term debt                                 $ 262,282    $   1,782    $       -    $ 260,500    $      -
   Interest payments                                131,290       29,545       88,545       13,200           -
   Operating leases                                   2,155          941        1,207            7           -
   Supply agreement                                   2,618        1,218        1,400            -           -
   Unconditional durum wheat and semolina
         purchase obligations                        29,955       23,955        3,000        2,000       1,000
                                                  ---------    ---------    ---------   ----------    --------

   Total contractual cash obligations             $ 428,300    $  57,441    $  94,152   $  275,707    $  1,000
                                                  =========    =========    =========   ==========    ========

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123,  "Accounting  for Stock-Based  Compensation"  and is
applicable to fiscal years beginning after June 15, 2005. SFAS No. 123R requires all  share-based  payments to  employees,  including  grants of  employee  stock options,  to be recognized in the income  statement under the fair value method.
Prior to the adoption of SFAS No. 123R and as permitted by SFAS No. 123 and SFAS
No. 148, "Accounting for Stock-Based  Compensation - Transition and Disclosure,"
we elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and
related Interpretations in accounting for our stock-based compensation plans and implemented  the pro forma  disclosure  only provisions of SFAS No. 123 and SFAS
No. 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee  stock options was less than the fair value of the  underlying stock on the date of

grant.  We  adopted  SFAS  No.  123R on  October  1,  2005  using  the  modified prospective method.  Under this transition method, the related compensation cost for fiscal  year 2006  includes  the  expense  for all awards  granted  prior to
October 1, 2005 and not yet vested as of that date,  as well as, all  applicable awards granted or modified after such adoption date.  Accordingly,  prior period amounts have not been restated. However, the balance of unearned compensation on non-vested  shares and prior stock options  granted with intrinsic  value within stockholders'  equity has been reclassified to additional  paid-in capital as of
October 1, 2005.

Stock based compensation recognized in our results is based on awards ultimately expected to vest, and  accordingly  has been reduced for estimated  forfeitures.
SFAS No. 123R  requires  forfeitures  to be  estimated  at the time of grant and revised  appropriately in subsequent  periods if actual  forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

SFAS No.  123R  requires  the  calculation  of a  beginning  pool of excess  tax benefits in additional  paid-in capital available to absorb any tax deficiencies recognized  after the adoption of SFAS No. 123R. We have elected the alternative transition  method  for  calculating  the  additional  paid-in  capital  pool as described in SFAS No. 123R - 3,  "Transition  Election Related to Accounting for
Tax Effect of Share-Based Payment Awards".

For  further  discussion  of the  impact  of  SFAS  No.  123R  on our  financial statements,  see Note 2, "Summary of Significant  Accounting Policies," and Note
15, "Equity Incentive Plans."

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
Misstatements in the Current Year Financial  Statements." SAB No. 108 was issued to address  diversity in the practice of  quantifying  materiality  of financial
statement   misstatements.   Prior  practice   allowed  for  the  evaluation  of
materiality  on the basis of either  (1) the error  quantified  as the amount by which the current year income statement was misstated ("rollover method") or (2)
the cumulative  error  quantified as the cumulative  amount by which the current years balance sheet was misstated ("iron curtain method"). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality ("dual approach").  We considered  the  provisions of SAB No. 108, as  applicable,  for fiscal year ended September 29, 2006.

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

Off-Balance Sheet Arrangements

At September 29, 2006, we had no off-balance sheet arrangements that have or are likely to have a material  current or future effect on our financial  condition, revenues, expenses, results of operations,  liquidity, capital expenditures,  or capital resources.

Effect of Inflation

In fiscal years 2006, 2005 and 2004, we experienced  inflationary cost increases in  certain  operating  costs,  including  raw  materials,  utilities,  freight, insurance and benefit costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Average interest rates on borrowings under our U.S. credit facility were 9.1% in fiscal year 2006. If interest rates had been 100 basis points higher, our annual
interest  expense  would  have  increased  $1.7  million,   assuming  comparable
borrowing  levels during the year and no impact from our swap  agreements  which were terminated in March 2006.

The functional  currency for our Italy  operations is the Euro. At September 29,
2006,  we had a net  investment in our Italy  operations  of (euro)28.7  million
($36.5  million).  While we have previously  managed our investment  exposure in foreign  subsidiaries  with  Euro  borrowings,  we did not have  any  such  Euro denominated debt under the U.S. credit facility in effect at September 29, 2006.

Our net annual transactional  exposure is approximately  (euro)5.7 million ($7.0 million).  We have  minimal  transactional  exposure to various  other  European currencies,  primarily the British pound. We may use forward purchase  contracts to manage these  exposures.  We did not have any forward  contracts at September
29, 2006.

We have  forward  contracts  for a certain  portion  of our future  durum  wheat requirements.  These  contracts are set price  contracts to deliver grain to our mill, and are not derivative in nature as they have no net settlement  provision and are not transferable. We have exposure to certain commodity fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY
                   Index to Consolidated Financial Statements

                                                                                     Page

     Report  of  Independent  Registered  Public  Accounting  Firm  on  Internal
                Controls Over Financial Reporting                                      36

     Report of Independent Registered Public Accounting Firm on the Consolidated
                Financial Statements                                                   37

     Consolidated Balance Sheets at September 29, 2006 and September 30, 2005          38

     Consolidated  Statements  of Operations  for the years ended  September 29,
                2006, September 30, 2005 and October 1, 2004                           39

     Consolidated  Statements  of  Stockholders'  Equity  for  the  years  ended
                September 29, 2006, September 30, 2005 and October 1, 2004             40

     Consolidated  Statements  of  Comprehensive  Income  for  the  years  ended
                September 29, 2006, September 30, 2005 and October 1, 2004             41

     Consolidated  Statements  of Cash Flows for the years ended  September  29,
                2006, September 30, 2005 and October 1, 2004                           42

     Notes to Consolidated Financial Statements                                        44

     Schedule II Valuation and Qualifying Accounts                                     91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

     We were engaged to audit American  Italian Pasta  Company's,  (the Company)
internal  control over  financial  reporting as of September 29, 2006,  based on criteria  established in Internal  Control--Integrated  Framework  issued by the
Committee  of  Sponsoring  Organizations  of the Treadway  Commission.  American
Italian Pasta  Company's  management is responsible  for  maintaining  effective internal  control  over  financial  reporting,  and  for its  assessment  of the effectiveness  of internal  control  over  financial  reporting  included in the accompanying  Management's Report on Internal Control over Financial  Reporting.
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

     Because the Company was not able to complete the  documentation and testing of its internal controls over financial  reporting as of September 29, 2006, and we were  unable  to  apply  other  procedures  to  satisfy  ourselves  as to the effectiveness of the Company's  internal control over financial  reporting,  the scope of our work was not  sufficient  to  enable us to  express,  and we do not express,  an opinion on the effectiveness of the Company's internal control over financial reporting.

     Management  has  identified  the  following  material  weaknesses:  (1) the
Company did not maintain adequate policies and procedures related to initiating, authorizing,  recording,  processing and reporting transactions, (2) the Company did not maintain  effective  internal  control over  financial  reporting in the accounting for revenues;  inventory costs;  promotional  allowances and customer
deduction  receivables;   operating  costs  recorded  as  plant  and  equipment;
property, plant and equipment; brand acquisitions;  deferred expenses,  accruals and other  items;  stock-based  compensation;  hedging  activities;  and foreign currency  gains  and  losses,  (3) the  Company  did not  have an  adequate  tax accounting  function,  (4) the  Company  did not  perform a timely and  complete preparation and review of the consolidated financial statements, (5) the Company did not operate an adequate  internal audit function and (6) the Company did not maintain effective disclosure controls and procedures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting,  such  that  there  is  a  reasonable  possibility  that  a  material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely  basis.  The  presence of a material  weakness would preclude a conclusion  that internal  control over financial  reporting is effective.  These material weaknesses were considered in determining the nature, timing,  and extent of audit  tests  applied in our audit of the 2006  financial statements.

                                                /s/ Ernst & Young LLP
Kansas City, Missouri
June 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

      We have audited the accompanying  consolidated  balance sheets of American
Italian  Pasta  Company (the Company) as of September 29, 2006 and September 30,
2005,  and the related  consolidated  statements  of  operations,  stockholders'
equity,  comprehensive income, and cash flows for each of the three years in the period  ended  September  29,  2006.  Our audits  also  included  the  financial statement schedule listed in the Index at Item 15(a). These financial statements
and  schedule  are  the   responsibility  of  the  Company's   management.   Our
responsibility  is to  express  an opinion  on these  financial  statements  and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of American
Italian Pasta  Company at September  29, 2006 and  September  30, 2005,  and the
consolidated  results of its operations and its cash flows for each of the three years in the period ended September 29, 2006, in conformity with U.S.  generally accepted  accounting  principles.  Also, in our opinion,  the related  financial
statement  schedule,   when  considered  in  relation  to  the  basic  financial
statements  taken as a whole,  presents  fairly  in all  material  respects  the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements,  effective
October 1, 2005 the Company  changed its method of  accounting  for  share-based payments. As discussed in Note 4 to the consolidated  financial  statements,  in fiscal 2006 the Company  retrospectively  changed its method of  accounting  for inventoriable costs related to certain storage and warehousing costs.

      We were engaged to audit,  in accordance  with the standards of the Public
Company  Accounting  Oversight  Board  (United  States),  the  effectiveness  of
American Italian Pasta Company's internal control over financial reporting as of
September   29,   2006,    based   on   criteria    established    in   Internal
Control--Integrated   Framework   issued   by  the   Committee   of   Sponsoring
Organizations  of the  Treadway  Commission  and our report dated June 23, 2008, expressed a disclaimer of opinion thereon.

                                                /s/ Ernst & Young LLP

Kansas City, Missouri
June 23, 2008

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                                         September 29, 2006    September 30, 2005
                                                                         ------------------    ------------------
    ASSETS
    Current assets:
         Cash and temporary investments                                         $ 22,805              $ 11,911
         Trade and other receivables, net                                         32,706                33,913
         Inventories                                                              40,638                47,287
         Prepaid expenses and other current assets                                 6,389                 8,629
         Deferred income taxes                                                     1,156                 2,774
                                                                                --------              --------
    Total current assets                                                         103,694               104,514
    Property, plant and equipment, net                                           324,464               360,740
    Brands and trademarks                                                         82,772                88,750
    Other assets                                                                  21,039                17,922
                                                                                --------              --------
    Total assets                                                                $531,969              $571,926
                                                                                ========              ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
         Accounts payable                                                       $ 18,555              $ 18,232
         Accrued expenses                                                         28,258                20,411
         Current portion of deferred revenues                                         99                    99
         Income taxes payable                                                        715                 1,155
         Current maturities of long-term debt                                      1,782                 5,646
                                                                                --------              --------
    Total current liabilities                                                     49,409                45,543
    Long-term debt, less current maturities                                      260,500               276,006
    Deferred income taxes                                                         34,728                38,756
    Litigation settlement                                                         26,500                25,000
    Deferred revenue, less current portion                                           496                   595
                                                                                --------              --------
    Total liabilities                                                            371,633               385,900
    Commitments and contingencies
    Stockholders' equity:
         Preferred stock, $.001 par value:
             Authorized shares - 10,000,000                                            -                     -
             Issued and outstanding shares - none
         Class A common stock, $.001 par value:
             Authorized shares - 75,000,000                                           21                    21
             Issued and outstanding shares - 20,779,204 and 18,640,660, respectively, at September 29, 2006; 20,566,711 and
             18,433,113, respectively, at September 30, 2005
         Class B common stock, par value $.001
             Authorized shares - 25,000,000                                            -                     -
             Issued and outstanding - none
         Additional paid-in capital                                              245,623               243,708
         Treasury stock, 2,138,544 shares in 2006 and                           (51,857)              (51,817)
             2,133,598 shares in 2005, at cost
         Unearned compensation                                                         -                 (738)
         Accumulated other comprehensive income                                   10,815                 8,705
         Accumulated deficit                                                    (44,266)              (13,853)
                                                                                --------              --------
    Total stockholders' equity                                                   160,336               186,026
                                                                                --------              --------
    Total liabilities and stockholders' equity                                  $531,969              $571,926
                                                                                ========              ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                    Year Ended              Year Ended            Year Ended
                                                                September 29, 2006      September 30, 2005     October 1, 2004
                                                                ------------------      ------------------     ---------------

     Revenues                                                       $    367,023            $    364,159         $   392,702
     Cost of goods sold                                                  284,777                 300,151             320,851
                                                                    ------------            ------------         -----------
     Gross profit                                                         82,246                  64,008              71,851

     Selling and marketing expense                                        22,871                  20,342              27,155
     General and administrative expense                                   35,459                  23,198              21,277
     Litigation settlement                                                     -                  14,000                   -
     Impairment charges to brands and trademarks                             998                  88,550                 132
     Loss on disposition of brands and trademarks                          4,708                       -                   -
     Losses related to long-lived assets                                  22,268                   9,759               1,099
     Provision for (recovery from) restructuring expense                       -                   (554)               2,868
     Acquisition and plant start-up expenses                                   -                       -                 240
                                                                    ------------            ------------         -----------
     Operating profit (loss)                                             (4,058)                (91,287)              19,080
     Interest expense, net                                                29,509                  16,234              10,990
     Other (income) expense, net                                           (913)                 (3,544)               2,518
                                                                    ------------            ------------         -----------

     Income (loss) before income taxes                                  (32,654)               (103,977)               5,572
     Income tax provision (benefit)                                      (2,241)                 (3,730)               1,513
                                                                    ------------            ------------         -----------
     Net income (loss)                                              $   (30,413)            $  (100,247)         $     4,059
                                                                    ============            ============         ===========

     Net income (loss) per common share (basic)                     $     (1.65)            $     (5.49)         $      0.22

     Weighted-average common shares outstanding                           18,386                  18,247              18,043
                                                                    ============            ============         ===========

     Net income (loss) per common share
     (assuming dilution)                                            $     (1.65)            $     (5.49)         $      0.22

     Weighted-average common shares outstanding
     (including dilutive securities)                                      18,386                  18,247              18,562
                                                                    ============            ============         ===========

     Cash dividend declared per common share                        $          -            $     0.5625         $    0.3750
                                                                    ============            ============         ===========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                                                    Year Ended             Year Ended            Year Ended
                                                                September 29, 2006     September 30, 2005     October 1, 2004
                                                                ------------------     ------------------     ---------------
Class A Common Shares
     Balance, beginning of year                                           20,567                  20,234              20,064
     Issuance of shares of common stock                                      212                     333                 170
                                                                    ------------            ------------         -----------
     Balance, end of year                                                 20,779                  20,567              20,234
                                                                    ============            ============         ===========
Class A Common Shares - par value
     Balance, beginning of year                                     $         21            $         20         $        20
     Issuance of shares of common stock                                        -                       1                   -
                                                                    ------------            ------------         -----------
     Balance, end of year                                           $         21            $         21         $        20
                                                                    ============            ============         ===========

Additional Paid-in Capital
     Balance, beginning of year                                     $    243,708            $    240,249         $   232,417
     Reclassification of unearned compensation upon adoption of
     SFAS No. 123R                                                         (738)                       -                   -
     Cancellation of shares of restricted stock                                -                   (100)               (197)
     Issuance of shares of common stock                                        -                   3,953               4,555
     Re-measurement of restricted stock                                        -                 (1,222)               (587)
     Issuance and termination of compensatory stock options                    -                    (63)               (107)
     Stock based compensation                                              2,653                     891               3,858
     Tax benefit from stock compensation                                       -                       -                 310
                                                                               -                       -                   -
     Balance, end of year                                           $    245,623            $    243,708         $   240,249
                                                                    ============            ============         ===========

Treasury Stock, at cost
     Balance, beginning of year                                     $   (51,817)            $   (51,657)         $  (46,585)
     Purchases of treasury stock                                            (40)                   (160)             (5,072)
                                                                    ------------            ------------         -----------
     Balance, end of year                                           $   (51,857)            $   (51,817)         $  (51,657)
                                                                    ============            ============         ===========

Unearned Compensation
     Balance, beginning of year                                     $      (738)            $    (2,240)         $   (1,124)
     Reclassification of unearned  compensation upon adoption of
     SFAS No. 123R                                                           738                       -                   -
     Cancellation of shares of restricted stock                                -                     100                 197
     Issuance of shares of common stock                                        -                   (234)             (2,416)
     Re-measurement of restricted stock                                        -                   1,222                 587
     Issuance and termination of compensatory stock options                    -                      63                 107
     Earned compensation                                                       -                     351                 409
                                                                    ------------            ------------         -----------
     Balance, end of year                                           $          -            $      (738)         $   (2,240)
                                                                    ============            ============         ===========

Accumulated Other Comprehensive Income
     Foreign currency translation adjustment:
     Balance, beginning of year                                      $     8,705            $     10,043         $    6,563
     Change during the period                                              2,110                 (1,338)              3,480
                                                                     -----------            ------------         ----------
     Balance, end of year                                            $    10,815            $      8,705         $   10,043
                                                                     ===========            ============         ==========

Retained Earnings (Deficit)
     Balance, beginning of year                                      $  (13,853)            $     96,697         $   99,402
     Net income (loss)                                                  (30,413)               (100,247)              4,059
     Dividends declared                                                       -                 (10,303)            (6,764)
                                                                     -----------            ------------         ----------
     Balance, end of year                                            $  (44,266)            $   (13,853)         $   96,697
                                                                     ===========            ============         ==========

Total Stockholders' Equity                                           $   160,336            $    186,026         $  293,112
                                                                     ===========            ============         ==========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                    Year Ended             Year Ended            Year Ended
                                                                September 29, 2006     September 30, 2005      October 1, 2004
                                                                ------------------     ------------------      ---------------

     Net income (loss)                                               $  (30,413)            $ (100,247)          $     4,059

     Other comprehensive income (loss):

             Foreign currency translation adjustments                      2,110                (1,338)                3,480
                                                                     -----------            -----------          -----------

     Comprehensive income (loss)                                     $  (28,303)            $ (101,585)          $     7,539
                                                                     ===========            ===========          ===========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                   Year Ended             Year Ended           Year Ended
                                                               September 29, 2006     September 30, 2005     October 1, 2004
                                                               ------------------     ------------------     ---------------

OPERATING ACTIVITIES:
Net income (loss)                                                 $    (30,413)          $   (100,247)          $   4,059
Adjustments to reconcile net income (loss) to net cash
       provided by operations:
       Depreciation and amortization                                     24,895                 25,132             24,956
       Amortization of deferred financing fees                            4,216                  2,051              1,026
       Non cash litigation settlement                                         -                 14,000                  -
       Impairment charges to brands and trademarks                          998                 88,550                132
       Loss on disposition of brands and trademarks                       4,708                      -                  -
       Losses related to long-lived assets                               22,268                  9,759              1,099
       Losses related to disposition of spare parts                           -                  1,223                804
       Provision for (recovery of) doubtful accounts                      (127)                  1,806                656
       Provision for inventory obsolescence                               1,420                 12,155              1,948
       Stock-based compensation expense                                   2,653                  1,242              4,267
       Tax benefit from stock compensation                                    -                      -                310
       Deferred income tax (benefit) expense                            (2,410)                (4,452)              3,032
       (Gain) related to interest rate swap transactions                  (104)                (1,671)            (2,122)
       (Gain) loss related to euro debt borrowing                           981                (3,640)              2,808
       Changes in operating assets and liabilities:
           Trade and other receivables                                    1,742                  4,392              1,015
           Inventories                                                    4,282                (2,338)             12,116
           Prepaid expenses and other current assets                      2,079                    586              2,135
           Accounts payable and accrued expenses                          5,244               (19,303)           (11,834)
           Income taxes                                                   (612)                  1,126                471
           Other                                                          (628)                  (686)            (1,783)
                                                                  -------------          -------------      -------------
Net cash provided by operating activities                                41,192                 29,685             45,095

INVESTING ACTIVITIES:
Purchase of pasta brands                                                      -                      -            (2,115)
Additions to property, plant and equipment                             (12,577)               (12,379)           (19,405)
Proceeds from disposal of pasta brands                                    1,775                      -                  -
Proceeds from disposal of property, plant and equipment                   8,122                  1,107                  2
                                                                  -------------          -------------      -------------
Net cash used in investing activities                                   (2,680)               (11,272)           (21,518)

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                          265,000                 79,962             39,500
Principal payments on debt                                            (285,351)               (80,760)           (56,170)
Dividends declared and paid                                                   -               (10,303)            (6,764)
Proceeds from issuance of common stock net of issuance costs                  -                  3,719              2,139
Purchase of treasury stock                                                 (40)                  (160)            (1,072)
Deferred financing costs                                                (7,369)                (1,677)              (877)
                                                                  -------------          -------------      -------------
Net cash used in financing activities                                  (27,760)                (9,219)           (23,244)
Effect of exchange rate changes on cash                                     142                      5                 78
                                                                  -------------          -------------      -------------
Net increase in cash and temporary investments                           10,894                  9,199                411
Cash and temporary investments, beginning of year                        11,911                  2,712              2,301
                                                                  -------------          -------------      -------------
Cash and temporary investments, end of year                       $      22,805          $      11,911      $       2,712
                                                                  =============          =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                            $      22,551          $      13,019       $      9,659
                                                                  =============          =============       ============
Cash paid for income taxes                                        $         694          $         378       $      1,379
                                                                  =============          =============       ============
Cash received from income taxes                                   $           -          $       2,105       $      2,337
                                                                  =============          =============       ============
Accrual for common stock to be issued in litigation settlement    $           -          $      14,000       $          -
                                                                  =============          =============       ============
Note payable exchanged for treasury stock                         $           -          $           -       $      4,000
                                                                  =============          =============       ============

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

1.    DESCRIPTION OF THE BUSINESS

American Italian Pasta Company (the "Company") is a Delaware  corporation  which began  operations in 1988. The Company  believes it is the largest  producer and marketer of dry pasta in North  America by volume and as of  September  29, 2006 had  manufacturing  and distribution  facilities  located in Excelsior  Springs,
Missouri, Columbia, South Carolina, Tolleson, Arizona, and Verolanuova, Italy.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated  financial statements include the accounts of the Company and all majority  owned  subsidiaries.  All  significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company's fiscal year ends on the last Friday of September or the first Friday of October,  resulting in a 52- or 53-week year depending on the  calendar.  The  Company's  first  three  quarters  end on the  Friday  last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter.  Fiscal years 2006, 2005 and 2004 were 52 weeks and ended
September 29, 2006, September 30, 2005 and October 1, 2004.

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

Foreign  Currency  - The  Company's  functional  currency  is the  U.S.  dollar, whereas,  the Company's foreign  operations utilize the Euro as their functional currency.  Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency,  assets and liabilities of the
Company's  foreign  operations are translated at fiscal year-end  exchange rates and income and expenses are  translated at the  weighted-average  exchange rates for the fiscal year.  Foreign  currency gains and losses  resulting from foreign currency  transactions  are included in  consolidated  operations in the year of occurrence.  The Company realized foreign currency transaction gains (losses) of
$0.9  million,  $3.5 million and $(2.5)  million for fiscal year 2006,  2005 and
2004,  respectively,  and are reflected in the Statement of Operations under the caption other income,  net. These amounts include the gains/(losses)  related to
the   Company's   foreign   currency   forward   exchange   contracts   and  its
euro-denominated debt, discussed below.

Use of Estimates - The  preparation of financial  statements in conformity  with accounting  principles  generally  accepted in the United  States  requires  the
Company to make estimates and  assumptions  that affect the amounts  reported in the financial  statements and  accompanying  notes.  Actual results could differ from those estimates.

Risks and  Uncertainties  - The Company  grants credit to certain  customers who meet the Company's  pre-established credit requirements.  Generally, the Company does not require  collateral  when trade credit is granted to customers.  Credit losses are provided for in the financial  statements  when  determined  and have generally  been within  management's  expectations.  The  allowance for doubtful accounts  at  September  29, 2006 and  September  30,  2005 was  $1,989,000  and
$2,116,000,  respectively  and is  netted  against  accounts  receivable  in the consolidated balance sheet.  Uncollectible  accounts are written-off against the allowance for doubtful  accounts after  collection  efforts have been exhausted.
For the fiscal  years  2006,  2005 and 2004,  bad debt  expense  (recovery)  was
$(127,000),  $1,806,000  and $656,000,  respectively.  At September 29, 2006 and
September 30, 2005, 23% and 26%,  respectively,  of trade and other  receivables were due from two customers.

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

Managing  Cash Flow Risks - At  September  29,  2006,  the  Company did not have foreign  currency  contracts.  At September  30,  2005,  the Company had forward contracts with a fair value of $(597,000)  reflected in its consolidated balance sheets  under  the  caption  accrued  expenses.  The  settlement  of  derivative contracts  is  reflected  in the  consolidated  statements  of cash  flows as an operating cash flow.

At September 29, 2006,  the Company did not have interest rate swap  agreements.
At  September  30,  2005,  the Company had interest  rate swap  agreements  that effectively  convert a portion of its  floating-rate  debt to a fixed-rate basis over the term of the related debt,  thus  minimizing the impact of interest rate changes on future interest expense.

Managing Currency Risk Associated with the Investment in Foreign Operations - At
September 29, 2006, the Company did not have any long-term  debt  obligations in
Euros.   At  September  30,  2005,   long-term  debt  includes   obligations  of
(euro)59,200,000  ($71,200,000).  Changes in the U.S. dollar equivalent of these euro-based  borrowings  were  recorded  as a component  of other  expense in the consolidated statements of operations.

Financial   Instruments  -  The  carrying  value  of  the  Company's   financial
instruments,   including  cash  and  temporary  investments,   trade  and  other
receivables,   accounts   payable  and  long  term  debt,  as  reported  in  the
accompanying consolidated balance sheets at September 29, 2006 and September 30,
2005,  approximates  fair value.  The estimated  fair value of the interest rate swap agreements  outstanding at September 30, 2005 of approximately  $878,000 is the  approximate  amount  the  Company  would  receive  to  terminate  the  swap agreements  at September 30, 2005.  The Company did not have swap  agreements at
September 29, 2006.

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

Plant and mill equipment also includes spare parts, recorded at lower of average cost or realizable  value,  which parts are not  depreciated,  but expensed when placed in service.  The Company  periodically reviews its spare parts for excess and  obsolete  items  and  provides  reserves  to  reduce  such  items  to their recoverable  amounts.  At September 29, 2006 and September 30, 2005, the reserve was $1.3 million.

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

In conjunction  with the  restructuring  and  rightsizing  program,  the Company temporarily suspended full operations at its Kenosha,  Wisconsin,  manufacturing facility in the fourth  fiscal  quarter of 2004 and then  partially  reactivated this facility in October 2004. In fiscal year 2006, the Company decided to close the Kenosha  plant.  The Kenosha plant and remaining  assets were sold in fiscal year 2006 and a pre-tax  loss of  $15,566,000  was  recorded in fiscal year 2006 related to the closing and sale. The Company received net cash proceeds from the sale of  $5,031,000.  Until  the shut  down of its  Kenosha  plant  the  Company purchased  semolina for that plant from Horizon  Milling,  LLC under a long-term supply agreement.  In August 2006, the Company advised Horizon that the economic and  business  circumstances  had  changed  since  commencement  of  the  supply agreement,  that it was invoking the material  adverse  effect  provision of the supply agreement and that it had sold the facility.  Horizon made a demand for a purchase  deficiency of $0.5 million from the contract year ending September 30,
2006,  and asserted that an  additional  deficiency of $2.1 million will be owed through  September  2009.  Horizon  has  asserted  its claims in an  arbitration proceeding  for which a hearing was held  November 13 and 14, 2007.  On December
21, 2007, the arbitrator ruled in favor of Horizon.  The Company is obligated to satisfy its minimum  purchase  requirements  for the purchase  deficiencies  for fiscal years 2006 and 2007 totaling $1.2 million and purchase  deficiencies  for fiscal  years  2008 and 2009  totaling  $1.4  million,  which will be due at the conclusion of the respective  fiscal years. As a result,  the Company recorded a
$2.6 million liability related to the cancellation of the durum supply agreement in fiscal year 2006.

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

Stock Based Compensation - On October 1, 2005 the Company adopted SFAS No. 123R,
"Share-Based  Payment,"  which is a revision  of SFAS No. 123,  "Accounting  for
Stock-Based  Compensation" using the modified  prospective method. The effect of adopting  SFAS No.  123R in  fiscal  year 2006 was an  increase  to  expense  of
$1,761,000.  The effect on basic and diluted earnings per share was $0.10. There is no tax  impact to this  charge as  deferred  income  tax  benefits  otherwise provided are offset by the  valuation  allowances  as discussed in Note 13. SFAS
No. 123R requires all  share-based  payments to employees,  including  grants of employee stock options,  to be recognized in the income statement under the fair value method.  Under this transition method,  the related  compensation cost for fiscal year 2006 includes the expense for all awards granted prior to October 1,
2005 and not yet  vested as of that  date,  as well as,  all  applicable  awards granted or modified after such adoption date. Accordingly,  prior period amounts have

not been restated.  However, the balance of unearned  compensation on non-vested shares and prior stock options granted with intrinsic value within stockholders'
equity has been  reclassified  to  additional  paid-in  capital as of October 1,
2005.  SFAS No. 123R also  requires  that the benefits  associated  with the tax deductions in excess of recognized  compensation cost be reported as a financing cash flow, rather than an operating cash flow as required under APB No. 25.

Under SFAS No.  123R,  stock  based  compensation  recognized  in the  Company's results is based on awards ultimately expected to vest, and accordingly has been reduced for  estimated  forfeitures.  SFAS No. 123R requires  forfeitures  to be estimated at the time of grant and revised  appropriately in subsequent  periods if actual  forfeitures  differ from those estimates.  Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.

SFAS No.  123R  requires  the  calculation  of a  beginning  pool of excess  tax benefits in additional  paid-in capital available to absorb any tax deficiencies recognized  after the  adoption  of SFAS No.  123R.  The Company has elected the alternative  transition  method for calculating  the additional  paid-in capital pool  as  described  in SFAS  No.  123R - 3,  "Transition  Election  Related  to
Accounting for Tax Effect of Share-Based Payment Awards".

Prior to the adoption of SFAS No. 123R and as permitted by SFAS No. 123 and SFAS
No. 148, "Accounting for Stock-Based  Compensation - Transition and Disclosure,"
the  Company  elected  to follow  APB No. 25,  "Accounting  for Stock  Issued to
Employees,"  and  related  Interpretations  in  accounting  for our  stock-based compensation  plans and implemented the pro forma  disclosure only provisions of
SFAS No. 123 and SFAS No. 148. Under APB No. 25, stock compensation  expense was recorded  when the exercise  price of employee  stock  options was less than the fair value of the underlying stock on the date of grant.

Prior to fiscal year 2006, the Company modified certain stock-based compensation awards  in  connection  with  the  termination  of  certain  employees.  At  the modification date of these awards, the Company applied the provisions of APB No.
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
96-18, non-employee stock-based compensation awards are recognized at their fair values, as determined by the Company using a Black-Scholes model.

The Company utilizes the  Black-Scholes  option valuation model to calculate the fair  value  of each  option  and  stock  appreciation  right  awards.  Expected volatility  was based on the  combination  of the  historical  volatility of the
Company's common stock and the implied  volatility of its options.  The expected term of the options and stock  appreciation  rights represent the period of time until exercise or termination  and is based on historical  experience of similar awards,  including  vesting  schedules and expectations of future behavior.  The risk free  interest  rate is based on the U.S.  Treasury rate at the time of the grant for  instruments  of a comparable  life.  The Company  does not  currently anticipate a dividend payout in the foreseeable future.

Advertising  Costs -  Advertising  costs are expensed as  incurred.  Advertising costs were  $3,743,000  in fiscal year 2006,  $3,294,000 in fiscal year 2005 and
$8,012,000 in fiscal year 2004.

Shipping and Handling  Costs - Costs  incurred  related to shipping and handling are included in cost of goods sold in the Company's  consolidated  statements of operations.

Net  Income  (Loss) Per Common  Share - Net  income  (loss) per common  share is calculated using the  weighted-average  number of common shares and, in the case of  diluted  net  income  per share,  common  equivalent  shares,  to the extent dilutive,  outstanding  during the periods.  There were no dilutive  securities, consisting  of options  (see Note 15),  included in the  calculation  of diluted weighted  average  common  shares for fiscal  years 2006 and 2005,  and  519,000 shares in fiscal year 2004.

Antidilutive shares comprised of stock options and stock appreciation rights for fiscal  year  2006 were  1,125,345  with  prices  ranging  from  $8.05 - $43.32.
Antidilutive  shares for fiscal year 2005 was 1,714,054 with prices ranging from
$21.88 - $43.32.  Antidilutive  shares for fiscal  year 2004 was  805,866,  with prices ranging from $34.62 - $44.30.

Impact of Recent  Accounting  Pronouncements  - In November  2004, the Financial
Accounting  Standards Board ("FASB") issued SFAS No. 151,  "Inventory  Costs, an amendment of ARB 43, Chapter 4". This  Statement  amends the guidance in ARB No.
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

In May  2005,  the FASB  issued  SFAS No.  154,  "Accounting  Changes  and Error
Corrections,  which requires that voluntary changes in accounting  principle are to be applied  retrospectively  to prior financial  statements.  See Note 4 with respect to change in accounting for certain warehousing costs.

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

3.  RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

As more fully  described  in  Footnote 3 to the Audited  Consolidated  Financial
Statements included in the Company's previously filed Annual Report on Form 10-K for fiscal year ended  September  30, 2005 the Company  restated its  previously issued audited  consolidated  financial statements for fiscal years 2001 through
2004 and its  unaudited  consolidated  financial  statements  for the  first two quarters of fiscal year 2005.

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
SFAS No. 154,  "Accounting Changes and Error Corrections," issued by the FASB in
May 2005,  requires that voluntary changes in an accounting  principle are to be applied  retrospectively to prior financial  statements.  Although the change of accounting  was adopted in fiscal year 2006,  the Company  reflected  the change retroactively in its fiscal year 2005 financial statements to be consistent with the  presentation  of the change in accounting  upon adoption of SFAS No. 154 in fiscal  year  2006 due to the close  proximity  of the  filing of the  Company's fiscal  year 2006  financial  statements  to be included in its Form 10-K to the filing of the fiscal year 2005  financial  statements  included in the Company's
Annual  Report on Form 10-K for that  year.  The  effect  of the  change  was to increase (decrease) net income by $131,000,  $(118,000), and $768,000 for fiscal years  2006,  2005  and  2004,  respectively.  The  retroactive  application  to beginning  retained earnings as of October 4, 2003, the first day of fiscal year
2004,  was a decrease of  $1,566,000.  The effect on earnings per share assuming dilution  was $0.01,  $(0.01) and $0.04 for fiscal  years  2006,  2005 and 2004, respectively.

5.  RESTRUCTURING AND RIGHTSIZING PROGRAM

During  the  third  quarter  of  fiscal  year  2004,  the  Company  announced  a restructuring  and rightsizing  program to better align its production  capacity and cost structure with the Company's current business and operating profile and
the  pasta  industry   environment.   The  restructuring  program  responded  to
industry-wide  reductions in demand  related to recent  changes in consumer diet trends  and  to  manufacturing  overcapacity  in the  pasta  industry.  The  key strategic  elements  of  the  restructuring  and  rightsizing  program  included reductions  in the  Company's  workforce,  manufacturing  capacity and inventory levels and the related  reconfiguration  of its  distribution  network.  In that regard,  during the fourth  quarter of fiscal 2004,  the Company  suspended full operations  at  one of  its  manufacturing  facilities;  temporarily  shut  down production  at two of its four  domestic  manufacturing  facilities;  and exited certain leased domestic distribution centers.

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
year 2005.

As of September 30, 2005, the remaining  liability related to the accrual of the restructuring  costs was $301,000  and is included in "Accrued  expenses" on the accompanying  Consolidated  Balance  Sheets.  There  was no  such  liability  at
September 29, 2006. The following tables reflect the composition of the accounts recorded  for  such  restructuring  charges  and the  non-cash  adjustments  and payments made related thereto for fiscal year 2004, 2005 and 2006.

                                                      Restructuring
                                                    Charges Initially      Non-Cash           Cash           Balance at
Fiscal Year 2004                                         Recorded         Adjustments       Payments       October 1, 2004
----------------                                         --------         -----------       --------       ---------------
Employee severance and termination benefits              $    659            $    -         $  (380)           $    279
Lease costs                                                 1,172                 -            (613)                559
Supply agreement costs                                        700                 -                -                700
Other                                                         337                 -            (243)                 94
                                                         --------            ------         --------           --------

Total                                                    $  2,868            $    -         $(1,236)           $  1,632
                                                         ========            ======         ========           ========

                                                      Balance at          Non-Cash            Cash             Balance at
Fiscal Year 2005                                    October 1, 2004      Adjustments        Payments       September 30, 2005
----------------                                    ---------------      -----------        --------       ------------------
Employee severance and termination benefits              $   279             $(155)         $  (124)          $        -
Lease costs                                                  559                  -            (559)                   -
Supply agreement costs                                       700              (399)                -                 301
Other                                                         94                  -             (94)                   -
                                                         -------             ------         --------           --------

Total                                                    $ 1,632             $(554)         $  (777)            $    301
                                                         =======             ======         ========            ========

                                                        Balance at          Non-Cash          Cash              Balance at
Fiscal Year 2006                                    September 30, 2005     Adjustments      Payments        September 29, 2006
----------------                                    ------------------     -----------      --------        ------------------
Employee severance and termination benefits              $     -             $    -          $     -             $     -
Lease costs                                                    -                  -                -                   -
Supply agreement costs                                       301                  -            (301)                   -
Other                                                          -                  -                -                   -
                                                         -------             ------          -------             -------

Total                                                    $   301            $     -          $ (301)             $     -
                                                         =======            =======          =======             =======

6.  INVENTORIES
Inventories consist of the following (in thousands):
                                                                            September 29, 2006      September 30, 2005
                                                                            ------------------      ------------------
   Finished goods                                                                  $ 29,373           $    42,311
   Raw materials, additives, packaging materials and work-in-process                 12,764                15,446
   Reserves for slow-moving, damaged and discontinued inventory                     (1,499)              (10,470)
                                                                                 $   40,638            $   47,287
                                                                                 ==========            ==========

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                 September 29, 2006       September 30, 2005
                                                                 ------------------       ------------------
               Land and improvements                                     $  11,603               $  13,947
               Buildings                                                   108,722                 120,899
               Plant and mill equipment                                    337,866                 354,223
               Furniture, fixtures and equipment                            27,118                  25,304
                                                                         ---------               ---------
                                                                           485,309                 514,373
               Accumulated depreciation                                  (176,782)               (163,294)
                                                                         ---------               ---------
                                                                           308,527                 351,079
               Spare parts, net of reserve                                   7,824                   7,295
               Construction in progress                                      8,113                   2,366
                                                                         ---------               ---------
                                                                         $ 324,464               $ 360,740
                                                                         =========               =========

The Company  capitalizes  interest costs  associated with the  construction  and installation  of property,  plant and  equipment.  During the fiscal years ended
September 29, 2006, September 30, 2005 and October 1, 2004,  $489,000,  $584,000
and $243,000, respectively, of interest cost was capitalized.

Depreciation  expense for the fiscal years ended  September 29, 2006,  September
30,  2005 and  October 1, 2004 was  $22,472,000,  $22,882,000  and  $23,299,000,
respectively. Plant and mill equipment, at cost, includes the write-down to fair market  value due to  impairment  amounting  to  $5,245,000  and  $7,728,000  at
September 29, 2006 and September 30, 2005,  respectively.  The impairment charge is  recorded  in  losses  related  to  long-lived  assets  in  the  accompanying consolidated  statements of operations.  There were no impairment write-downs at
October 1, 2004.

In conjunction  with the Company's  restructuring  and rightsizing  program,  it temporarily suspended full operations at its Kenosha,  Wisconsin,  manufacturing facility in the fourth fiscal quarter of 2004 and then reactivated this facility in the first quarter of fiscal year 2005. In the second  quarter of fiscal 2006, the Company  decided to close the Kenosha  facility and recognized an impairment loss based on the  estimated  fair  value.  In April  2006,  this  facility  was permanently closed and certain equipment was moved to other of our manufacturing facilities. The Kenosha plant and remaining assets were sold in fiscal year 2006 and a pre-tax  loss of  $15,566,000  was recorded in fiscal year 2006 related to the impairment and sale. The Company received net cash proceeds from the sale of
$5,031,000.

The Company maintains certain property,  plant and equipment in Italy with a net book value  totaling  $41,638,000  and  $41,959,000  at  September  29, 2006 and
September 30, 2005, respectively.

8.  OTHER ASSETS

Other assets consist of the following (in thousands):
                                   September 29, 2006        September 30, 2005
                                   ------------------        ------------------
  Package design costs                      $ 11,488                   $ 10,867
  Deferred debt issuance costs                 6,098                      6,840
  Insurance settlement                        12,500                     11,000
  Other                                        1,692                      2,385
                                          ----------                  ----------
                                              31,778                     31,092
  Accumulated amortization                   (10,739)                   (13,170)
                                          ----------                  ----------
                                            $ 21,039                     17,922
                                          ==========                  ==========

Package design costs relate to certain  incremental  third party costs to design artwork and produce die plates and negatives  necessary to manufacture and print packaging materials according to the Company and customer specifications.  These costs are amortized  ratably over a three year period. In the event that product packaging  is  discontinued  prior to the end of the  amortization  period,  the respective  package design costs are written off.  Package design costs,  net of accumulated  amortization,  were $2,418,000 and $3,266,000 at September 29, 2006 and September 30, 2005,  respectively.  Annual  amortization  of package  design costs is estimated to be $1,384,000,  $811,000 and $223,000 in fiscal year 2007,
2008 and 2009, respectively.

Deferred debt issuance  costs relate to the Company's  long-term debt and credit facilities  and are amortized  over the term of the credit  facility  which is a five-year  period  ending  March  2011.  Annual  amortization  is  recorded as a component of interest expense.  Deferred debt issuance costs, net of accumulated amortization  at September 29, 2006 and September 30, 2005,  were $5,441,000 and
$2,273,000,  respectively.  The  Company  refinanced  its  credit  facility  and long-term  debt in March 2006 and charged  income for the remaining  unamortized deferred debt issuance cost at that time.

The insurance  settlement  asset relates to the Company's  stipulation to settle all claims  alleged in the  federal  securities  class  action  lawsuit  for $25 million composed of $11 million in cash, to be provided by its insurers, and $14 million in its common shares. The number of shares issued in connection with the settlement  is  contingent  upon the stock price at the date the court enters an order of  distribution  of the common  shares.  The fiscal  year 2006  insurance settlement  also includes  $1.5 million for  settlement  related to  shareholder derivative  action to be provided  by the  Company's  insurers.  See Note 14 for additional information.

9.  ACQUISITIONS - BRANDS AND TRADEMARKS

In February  2003,  the Company  purchased  the Mrs.  Leeper's  specialty  pasta business for 100,000 shares of the Company's common stock,  plus a cash earn-out tied to sales and profit growth over the next three years.  In January 2004, the
Company   repurchased   the  shares  issued  pursuant  to  the  acquisition  for
$5,000,000, (consisting of a $4,000,000 note payable and $1,000,000 in cash) and paid $2,000,000.  This amount includes $950,000 of intangible assets recorded in brands  in lieu of all cash  earn-out  consideration  tied to  future  sales and profit  growth,  $810,000  recorded  in  other  assets  related  to a  four-year non-compete  agreement  with the former  owners of Mrs.  Leeper's  and  $240,000 related to severance on the  termination of employment  agreements in connection with the  transaction and was charged to general and  administrative  expense in fiscal year 2004. The  non-compete  agreement was amortized over the term of the agreement  until the brand was sold in  fiscal  year 2006 as  discussed  further below.

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

The Company sold the Mrs.  Leeper's brand and Eddie's Spaghetti brand trademarks and related  inventory  in fiscal year 2006 for $1.8 million in net proceeds and recorded a write-down of  approximately  $4.7 million related to brands and $0.3 million  related  to the  write-off  of the  remaining  unamortized  non-compete agreement.

The  Company  performed  its fiscal  year 2006  annual  review of its brands and trademarks based on the fiscal year 2007 business plan and forecasts. The result of this review was a brand impairment of $1.0 million.

10.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):
                                                 September 29, 2006       September 30, 2005
                                                 ------------------       ------------------

  Accrued promotional costs                              $ 9,370                 $ 8,501
  Accrued bonus expense                                    3,216                       -
  Accrued interest expense                                 4,479                   2,088
  Other accrued expenses                                  11,193                   9,822
                                                        --------                 --------
                                                        $ 28,258                 $ 20,411
                                                        ========                =========

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
                                                 September 29, 2006        September 30, 2005
                                                 ------------------        ------------------

  Borrowings under U.S. credit facility                $ 260,500                 $ 276,006
  Borrowings under Italian credit facility                 1,782                     3,646
  Other unsecured notes payable                                -                     2,000
                                                       ---------                ----------
                                                         262,282                   281,652
             Less current portion                          1,782                     5,646
                                                       ---------                ----------
                                                       $ 260,500                 $ 276,006
                                                       =========                ==========

On March 13, 2006, the Company entered into a new $295 million, five-year senior credit facility.  The facility replaced the Company's $290 million senior credit facility  that would have  expired on October 2, 2006.  The credit  facility  is comprised  of a $265  million  term  loan  and a $30  million  revolving  credit facility.  The facility is secured by substantially  all of the Company's assets and  provides  for interest at either LIBOR rate plus 600 basis points or at the agent  bank's  base rate  calculated  as prime rate plus 500 basis  points.  The facility  has a five-year  term  expiring in March 2011 and does not require any scheduled  principal  payments.  Principal  pre-payments are required if certain events occur in the future,  including the sale of certain  assets,  issuance of equity  and the  generation  of  "excess  cash  flow" (as  defined in the credit agreement).  The Company used net proceeds from the sale of its Kenosha facility to  reduce  the  principal  balance  of the term  loan by $4.5  million  without incurring pre-payment  penalties.  The credit facility also includes a quarterly unused  commitment fee equal to 1% times the amount by which the credit facility commitment  exceeds the total of outstanding  loans and  outstanding  letters of credit as defined in the agreement. In fiscal year 2006, the Company also had an
Italian credit facility providing for available  borrowing of $6.4 million.  The
Italian credit facility is secured by Italian receivables. The interest rates in effect at  September  29,  2006 and  September  30,  2005  were  11.3% and 6.8%, respectively,  on the U.S.  credit  facility.  The  interest  rates in effect at
September 29, 2006 and September 30, 2005 were 3.7% and 3.4%,  respectively,  on the Italian  credit  facility.  Included  in the  borrowings  under U.S.  credit facility is the estimated fair value of interest rate swap  agreements  totaling
$0.9 million at September 30, 2005.

The Company's  credit  facility  contains  restrictive  covenants which include, among  other  things,  financial  covenants  requiring  minimum  and  cumulative earnings levels and limitations on the payment of dividends, stock purchases and its ability to enter into certain contractual arrangements. The Company does not currently expect these  limitations to have a material effect on its business or results of  operations.  At September 30, 2005,  the Company was in violation of its debt covenants in place under the facility, but had received waivers for the violations  through  March 16,  2006.  The  Company was in  compliance  with its restrictive covenants under the credit facility at September 29, 2006.

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

Other  unsecured notes payable at September 30, 2005,  relates to  consideration provided to reacquire the stock  initially  issued as part of the Mrs.  Leeper's transaction, as discussed in Note 9.

The Company  also has  outstanding  letters of credit  that total  approximately
$1,531,000   and  $500,000  at  September  29,  2006  and  September  30,  2005,
respectively.

Annual maturities of long-term debt obligations for each of the next five fiscal years  reflecting  the terms of the  credit  facility  discussed  above,  are as follows (in thousands):

                    2007                           $   1,782

                    2008                                   -

                    2009                                   -

                    2010                                   -

                    2011                             260,500
                                                     -------
                                                   $ 262,282
                                                   =========

12.  CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

On October 28, 2000,  the U.S.  government  enacted the  "Continued  Dumping and
Subsidy Offset Act of 2000" (the "Act"),  commonly known as the Byrd  Amendment, which provides that assessed  anti-dumping and subsidy duties  liquidated by the
Department  of Commerce on Italian and Turkish  imported  pasta after October 1,
2000  will be  distributed  to  affected  domestic  producers.  The  legislation creating the dumping and subsidy  offset  payment  provides for annual  payments from the U.S.  government.  The  Company  recognized  revenue  under  the Act of
$2,628,000,  $1,043,000  and  $1,504,000  in fiscal  years 2006,  2005 and 2004, respectively.  Effective October 1, 2007, the Act was repealed, resulting in the discontinuation  of future  distributions  to affected  domestic  producers  for duties assessed after such date.

13.  INCOME TAXES

Significant   components  of  the  income  tax  provision  are  as  follows  (in thousands):

                                                 Year ended               Year ended                Year ended
                                             September 29, 2006       September 30, 2005         October 1, 2004
                                             ------------------       ------------------         ---------------
Current income tax expense (benefit):
     U.S.                                            $ 89                   $ 581                    $ (1,896)
     Foreign                                           80                     141                         377
                                                 --------               ----------                    --------
                                                      169                     722                      (1,519)
                                                 --------               ----------                    --------
Deferred income tax expense (benefit):
     U.S.                                          (2,719)                 (4,655)                      2,159
     Foreign                                          309                     203                         873
                                                 ---------             -----------                   --------
                                                   (2,410)                 (4,452)                      3,032
                                                 ---------             -----------                   --------

Net income tax expense (benefit)                 $ (2,241)             $   (3,730)                   $  1,513
                                                 =========             ===========                   ========

Deferred  income  taxes  reflect  the net tax effects of  temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                   September 29, 2006      September 30, 2005
                                                                   ------------------      ------------------
Deferred tax assets:
      Net operating loss carryforwards                                    $ 46,309                $ 27,705
      Tax credit carryforwards                                              15,127                  15,065
      Inventory valuation                                                    1,274                   4,765
      Foreign currency exchange                                                  -                   4,397
      Stock-based compensation                                               2,456                   1,640
      Intangible assets                                                     12,536                  14,459
      Accounts receivable valuation                                          2,399                   1,800
      Prepaid expenses and other current assets                                509                       -
      Other                                                                  5,085                   4,994
                                                                          --------                --------
                                                                            85,695                  74,825
      Valuation allowance                                                  (52,333)                (42,096)
                                                                          --------                --------
Total deferred tax assets                                                   33,362                  32,729
                                                                          --------                --------

Deferred tax liabilities:
      Tangible assets                                                       66,934                  68,541
      Prepaid expenses and other current assets                                  -                     170
                                                                          --------                --------
Total deferred tax liabilities                                              66,934                  68,711
                                                                          --------                --------
Net deferred tax liabilities                                              $ 33,572                $ 35,982
                                                                          ========                ========

The  following  is the  component  of income  (loss)  before  income tax expense
(benefit) for domestic and foreign operations:

                                                                Year ended              Year ended             Year ended
                                                            September 29, 2006      September 30, 2005       October 1, 2004
                                                            ------------------      ------------------       ---------------

           Domestic                                              $(31,565)              $(104,883)               $  (665)
           Foreign                                                 (1,089)                     906                  6,237
                                                                 ---------              ----------               --------
                                                                 $(32,654)              $(103,977)               $  5,572
                                                                 =========              ==========               ========

The  reconciliation  of income tax  computed at the U.S.  statutory  tax rate to income tax expense is as follows (in thousands):

                                                         Year ended            Year ended             Year ended
                                                     September 29, 2006    September 30, 2005      October 1, 2004
                                                     ------------------    ------------------      ---------------

Income / (loss) before income taxes                         $ (32,654)           $ (103,977)               $ 5,572
U.S. statutory tax rate                                         X 35%                  X 35%                 X 35%
                                                       ---------------          -------------       ---------------
Federal income tax expense / (benefit) at
U.S. statutory rate                                           (11,429)              (36,392)                 1,950
State income tax expense / (benefit),
  net of federal tax effect                                      (969)               (2,251)                    90
Foreign tax rate differential                                    (173)                  (71)                 (814)
Change in valuation allowance                                   10,237                34,756                   622
Tax credits                                                       (62)                  (36)                 (256)
Other, net                                                         155                   264                  (79)
                                                       ---------------          -------------       ---------------
Total income tax expense / (benefit)                       $   (2,241)             $ (3,730)               $ 1,513
                                                       ===============          =============       ===============

Income tax  benefit  allocated  to other  items is as follows (in thousands):

                                                               Year ended            Year ended              Year ended
                                                           September 29, 2006    September 30, 2005        October 1, 2004
                                                           ------------------    ------------------        ---------------

              Stock option arrangements (recorded
                 directly as an increase to "Additional      $           -          $          -             $     310
                 Paid-In Capital")                           =============         =============             ==========

The income tax benefit  related to stock option  deductions for fiscal year 2005 initially  recorded as an increase to additional  paid-in capital has been fully offset by a  valuation  reserve to reduce the amount of the  deferred  tax asset otherwise recorded in the amount of $1,315,000,  as the Company does not believe it is more likely than not that the net operating  loss related  thereto will be utilized prior to expiration. No such valuation reserves were recorded for stock option deductions recorded in fiscal years 2006 and 2004.

The Company had federal net operating  loss  carryforwards  of  $115,586,000  at
September 29, 2006,  expiring in 2024 through 2026, and $68,718,000 at September
30, 2005,  expiring in 2024 and 2025.  A partial  valuation  allowance  has been established against the federal net operating loss carryforward at September 29,
2006 and  September  30, 2005 as the Company  does not believe it is more likely than not that the carryforward  will be utilized prior to expiration.  In making this  determination,  the Company did not consider  future taxable income due to the  existence of a  three-year  cumulative  loss as of  September  29, 2006 and
September 30, 2005. The Company only considered  taxable income to the extent of reversals of net temporary differences in existence as of September 29, 2006 and
September 30, 2005.

The Company had various state net operating loss  carryforwards  of $170,296,000 at September 29, 2006 and  $106,029,000 at September 30, 2005, that have various expiration dates from 2008 to 2024. The realizability of these losses is subject to the Company's  ability to generate taxable income in future years and is also dependant upon the Company's  continued  business activity in each state and its corresponding  apportioned  taxable  income  in  each  state.  A full  valuation allowance has been established against these net operating loss carryforwards at
September 29, 2006 and September 30, 2005, as the Company does not believe it is more likely than not that they will be utilized prior to expiration.

The Company had AMT credit  carryforwards  of  $10,277,000 at both September 29,
2006 and  September  30, 2005,  with no  expiration  date.  A partial  valuation allowance has been  established  against these credits at September 29, 2006 and
September  30, 2005 as the  Company  does not believe it is more likely than not that these credits will be fully  utilized.  In making this  determination,  the
Company  did not  consider  future  taxable  income  due to the  existence  of a three-year  cumulative loss as of September 29, 2006 and September 30, 2005. The
Company  only  considered  taxable  income  to the  extent of  reversals  of net temporary  differences  in existence as of September  29, 2006 and September 30,
2005.

The  Company  had  general  business  credit  carryforwards  of $705,000 at both
September 29, 2006 and September 30, 2005,  with various  expiration  dates from
2013 to 2023. A full  valuation  allowance  has been  established  against these credits as of September  29, 2006 and September 30, 2005 as the Company does not believe it is more likely than not that these credits will be utilized  prior to expiration.  In making this  determination,  the Company considered that the net operating  loss  carryforwards  existing at September 29, 2006 and September 30,
2005 would be utilized prior to the  utilization of the general  business credit carryforwards and general business credit  carryforwards are set to expire prior to the expiration of the net operating loss carryforwards.

At  September  29,  2006 the  Company  had state  tax  credit  carryforwards  of
$4,145,000  that have varying  expiration  dates from 2011 to 2020. At September
30, 2005, the Company had state tax credit  carryforwards of $4,083,000 that had varying expiration dates from 2010 to 2019. A full valuation  allowance has been established against these credits for both years as the Company does not believe it is more  likely  than  not  that  these  credits  will be  utilized  prior to expiration.

No U.S. income taxes have been provided on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. Any taxes paid to foreign governments  on those  earnings  may be used,  in whole or in part,  as  credits against the U.S. tax on any dividends distributed from earnings. The Company did not have undistributed earnings at September 29, 2006.

14.  COMMITMENTS AND CONTINGENCIES

Purchase and Supply Agreements:

The  Company  had  durum  wheat  and  semolina  purchase   commitments  totaling
approximately  $30.0  million  and  $23.5  million  at  September  29,  2006 and
September 30, 2005, respectively.

Under agreements with one of its primary rail carriers, the Company is obligated to transport  substantially all wheat volumes  purchased on these carriers.  The
Company was in compliance with these obligations at September 29, 2006.

The Company  purchases  its raw material  requirements  (including  semolina and semolina/flour blends) for its Tolleson, Arizona facility from Bay State Milling
Company  under the terms of a  long-term  supply  agreement  (10-year  term with renewal  provisions).  The Company is  obligated  to purchase  80% of its annual
Tolleson  requirements  for semolina from Bay State with an annual minimum of 50 million pounds.  The Company has satisfied its minimum  requirements  for fiscal years 2006, 2005 and 2004. In the event Bay State's  ownership  changes or under performs,  the  Company  has  contractual  rights  to  purchase  the  mill at an established book value less applicable depreciation to that point.

Operating Leases:

The Company leases office space,  computer equipment and other equipment,  under lease agreements  accounted for as operating leases.  The office lease agreement contains renewal options and rental  escalation  clauses,  as well as provisions for the payment of utilities,  maintenance  and taxes. As of September 29, 2006, the  Company's  future  minimum  rental  payments  due under the  non-cancelable operating lease agreements consist of the following (in thousands):

                                       56

                                    2007             $  941
                                    2008                566
                                    2009                425
                                    2010                216
                                    2011                  7
                                 Thereafter               -
                                                     -------
                                                     $ 2,155
                                                     =======

Rent expense was  approximately  $1.1 million for fiscal years 2006 and 2005 and
$1.3 million for fiscal year 2004.

Governmental Investigations and Other Matters:

•    Beginning  in the  late  summer  of 2005,  the  Company  received  document requests  and formal  subpoenas  from the  Enforcement  Division of the SEC
     relating  to  its  accounting   practices,   financial   reporting,   proxy
     solicitation  and other  matters in  connection  with a formal,  non-public investigation  by the SEC staff of the  Company  and  certain  persons  and entities  employed by or  associated  with the Company.  The United  States
     Attorney's  Office for the Western  District  of Missouri  ("DOJ") has also been  investigating  these matters and has been  coordinating  with the SEC staff. The Company has had, and is continuing to have, discussions with the
     SEC staff,  and separately with the DOJ,  regarding the conclusion of their investigation activities and of their respective views of appropriate bases on which to reach mutually acceptable  settlements.  Such settlements could result  in a  Deferred  Prosecution  Agreement,  which  could  include  the assignment of a corporate monitor,  continued  cooperation with any ongoing investigations  and/or  a  monetary  fine.  Due to the  status  of  ongoing discussions with the DOJ and SEC staff, the Company cannot estimate a range of possible loss that could result from a monetary  fine, if any. There can be no  assurance  that any  settlement  would not have a  material  adverse effect on our business,  financial condition, results of operations or cash flows. The Company is cooperating with these investigations.

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
     quarter of fiscal year 2005.

•    In November 2005, a shareholder  derivative action was filed in the Circuit
     Court of Jackson County,  Missouri.  The plaintiff  alleges that certain of the Company's  former  officers and directors are liable to the Company for breaches  of  fiduciary  duties  and  aiding and  abetting  such  breaches, corporate waste, gross mismanagement,  unjust enrichment,  abuse of control based upon the Company's  accounting  practices  and  financial  reporting,
     insider  selling  and   misappropriation  of  information,   and  that  its
     independent registered public accounting firm, Ernst & Young LLP, is liable for professional negligence and accounting malpractice, aiding and abetting breaches of fiduciary  duties and breach of contract.  The Company is named as a nominal defendant in this matter. The plaintiff seeks equitable relief and unspecified  compensatory and punitive damages.  On March 13, 2008, the
     Company reached an agreement in principle,  subject to court  approval,  to settle this  action.  The  proposed  settlement  requires  the  adoption of certain  governance  reforms by the Company and payment of $1.5  million in attorney's fees and costs to counsel for the plaintiff,  which payment will be made under our insurance  policies.  The  settlement was recorded in the first quarter of fiscal year 2006.

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

15.  EQUITY INCENTIVE PLANS

In October  1992,  a stock  option  plan was  established  that  authorizes  the granting of options to purchase up to 1,201,880  shares of the Company's  common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of the Company's common stock. In October 1997, a third stock option plan was established that authorizes the granting of restricted shares and/or options to purchase up to  2,000,000  shares of the  Company's  common  stock by certain officers, key employees and contract employees. In December 2000, a fourth stock option plan was established  that authorizes the granting of restricted  shares, options and stock appreciation  rights to purchase up to 1,000,000 shares of the
Company's  common  stock  by  certain  officers,   key  employees  and  contract
employees.  In February 2004, shareholders approved an additional 800,000 shares under the 2000 plan. The stock options become  exercisable  over the next one to five years in varying amounts,  depending on the terms of the individual  option agreements,  and expire 10 years from the date of grant. The stock  appreciation rights  become  exercisable  over the next one to four years in varying  amounts depending on the terms of the individual agreements, and expire seven years from the date of grant.

The  Company  adopted  SFAS No.  123R on  October  1, 2005  using  the  modified prospective  method. The effect of the adoption of SFAS No. 123R is discussed in
Note 2.

The assumptions used to record stock-based  compensation  expense under SFAS No.
123R for fiscal year 2006 and present the pro forma  information  under SFAS No.
123 for fiscal years 2005 and 2004 are as follows:

                                            Risk-Free     Dividend                 Expected Life     Black Scholes
                                          Interest Rate     Yield     Volatility      (years)           Values
                                          ---------------------------------------------------------------------------

   Fiscal Year 2004 Weighted Average          3.51%         2.0%         35.7%          4.8             $ 9.60
   Fiscal Year 2005 Weighted Average          3.93%         2.0%         34.9%          4.3             $ 7.99
   Fiscal Year 2006 Weighted Average          4.70%         0.0%         45.9%          4.5             $ 1.69

A summary of the Company's stock option activity, and related information, is as follows:

                                                                                           Weighted
                                                                                            Average
                                                                                           Remaining
                                                                        Weighted          Contractual
                                                     Number of          Average              Term
                                                       Shares        Exercise Price       (in years)
                                                    ----------       --------------       -----------
           Outstanding at September 30, 2005          2,619,756           $27.03
                Exercised                                     -                -
                Granted                                       -                -
                Cancelled/Expired                   (1,525,126)           $24.79
                                                    -----------
           Outstanding at September 29, 2006          1,094,630           $30.16                5.6
                                                    ===========

           Vested or expected to vest at              1,066,348           $30.17                5.5
           September 29, 2006

           Exercisable at September 29, 2006            928,265           $30.20                5.2

There is no aggregate  intrinsic  value for any options  outstanding,  vested or expected to vest,  or  exercisable  at September 29, 2006 as the market price of the  Company's  stock,  on that date,  was less than the  exercise  price of all outstanding options.

There was no  weighted-average  grant date fair value of options in fiscal  year
2006 as no options were issued during the year. The weighted-average  grant date fair value of options  granted  during the fiscal  years 2005 and 2004 was $7.99 and $9.60, respectively. There was no intrinsic value of stock options exercised in fiscal 2006 as no stock  options were  exercised  during the year.  The total intrinsic value of stock options exercised in the fiscal years 2005 and 2004 was
$4,630,000 and $1,224,000,  respectively. No cash was received in fiscal 2006 as no stock  options were  exercised  during the year.  The Company  recorded  cash received from the exercise of stock options of $3,550,000  and $1,815,000 in the fiscal years 2005 and 2004, respectively.

The total fair value of options that vested  during the fiscal years 2006,  2005 and 2004 was $1.9 million, $5.6 million and $2.9 million, respectively.

The following table summarizes  outstanding and exercisable options at September
29, 2006:

                                  Options Outstanding                           Options Exercisable

                                       Weighted                                                      Weighted
                                       Average                                         Weighted      Average
                                     Contractual       Weighted                         Average    Contractual
                        Number           Life           Average          Number        Exercise        Life
 Exercise Prices      Outstanding     (in years)    Exercise Price     Exercisable       Price      (in years)
 ---------------      -----------     ----------    --------------     -----------       -----      ----------

$   12.23-18.50          141,007        2.4            $ 18.16           141,007        $ 18.16          2.4
$   19.70-24.38           60,700        2.9            $ 22.47            54,700        $ 22.53          2.3
$   25.00-28.68          289,097        5.9            $ 26.39           237,177        $ 26.22          5.4
$   28.90-36.00          206,060        7.0            $ 30.75           128,423        $ 31.73          6.6
$   36.81-43.32          397,766        6.1            $ 38.03           366,958        $ 38.01          6.0

Under SFAS No. 123R, the Company  recognized  compensation  expense related to stock option awards of $1,797,000 in fiscal 2006.

Prior to the  implementation  of SFAS No. 123R,  the Company had issued  certain stock option awards whereby the exercise price was less than the market price on the  measurement  date. The Company has recognized  total  compensation  expense related to stock option  awards of $731,000 and  $3,698,000 in fiscal years 2005 and 2004,  respectively.  The Company has  recognized  expense  related to other stock awards of $140,000,  $160,000 and $160,000 in fiscal years 2006,  2005 and
2004, respectively.

A summary of the  Company's  stock  appreciation  rights  activity,  and related information, is as follows:

                                                                                                           Weighted
                                                                                                           Average
                                                                        Weighted         Aggregate        Remaining
                                                     Number of          Average          Intrinsic     Contractual Term
                                                       Shares        Exercise Price        Value          (in years)
                                                     ---------       --------------      ---------     ----------------
           Outstanding at September 30, 2005 *                -              -
                Exercised                                     -              -
                Granted                                 895,688          $5.64
                Cancelled/Expired                     (106,073)          $5.50
                                                      ---------
           Outstanding at September 29, 2006            789,615          $5.66            $ 1,678,000          6.5
                                                      =========

           Vested or expected to vest                   655,380          $5.66            $ 1,393,000          6.5

           Exercisable                                        -          $   -            $         -            -

         * Fiscal  year 2006 was the first  year for stock  appreciation  rights activity.

The following table summarizes  outstanding and exercisable  stock  appreciation rights at September 29, 2006:

                       Stock Appreciation Rights Outstanding,                      Exercisable
                                       Weighted                                                      Weighted
                                       Average                                         Weighted      Average
                                     Contractual       Weighted                         Average    Contractual
                        Number           Life           Average          Number        Exercise        Life
 Exercise Prices      Outstanding     (in years)    Exercise Price     Exercisable       Price      (in years)
 ---------------      -----------     ----------    --------------     -----------       -----      ----------

$   5.50- 8.40           789,615           6.5         $ 5.66                  -         $   -             -

The weighted average fair value for stock appreciation  rights granted was $1.69 for the fiscal year ended September 29, 2006.

As of September  29, 2006,  the Company had  $1,716,000  of future  unrecognized compensation costs related to stock options and stock appreciation rights. These costs are  expected  to be  recognized  over a weighted  average  period of 3.02 years.

In fiscal year 2007, the Company granted stock appreciation  rights with respect to 526,944 shares of common stock. The weighted average exercise price in fiscal year 2007 was $8.96.  In the first half of fiscal year 2008, the Company granted stock appreciation  rights with respect to 954,868 shares of common stock with a weighted average exercise price of $7.43.

The pro forma information  regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock options  under the fair value method of SFAS No. 123 as required for fiscal 2005 and 2004.  The fair value for these  options was  estimated at the date of grant using a Black-Scholes option pricing model.

The Company's pro forma information follows (in thousands,  except for per share information):

                                                             September 30, 2005     October 1, 2004
                                                             ------------------     ---------------
     Net income (loss) as reported                                $ (100,247)            $  4,059
     Total stock based compensation expense
        included  in  net  income,  net  of  related  tax
        effects                                                         1,242               2,682
     Deduct stock based compensation expense
        determined  under fair value based method for all
        awards, net of related tax effects                            (5,877)             (2,903)
                                                                      -------             --------

     Pro forma net income (loss)                              $     (104,882)            $  3,838
                                                              ===============            ========

     Basic earnings (loss) per share:
        As reported                                           $        (5.49)             $  0.22
        Pro forma                                             $        (5.75)             $  0.21
     Diluted earnings (loss) per share:
        As reported                                           $        (5.49)             $  0.22
        Pro forma                                             $        (5.75)             $  0.21

There is no income tax effect provided above related to the actual and pro forma compensation  for fiscal year 2005 as  deferred  income tax  benefits  otherwise provided are offset by valuation allowances as discussed in Note 13.

16.  EMPLOYEE BENEFIT PLANS

The Company has a defined  contribution  plan organized  under Section 401(k) of the Internal Revenue Code covering substantially all employees.  The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service.  The Company currently matches 50% of the employee  contributions,  which is not to exceed 6% - 12% of the  employee's salary,  depending on the length of the employee's  service to the Company.  The
Company may contribute  additional amounts to the plan as determined annually by the Board of  Directors.  Employer  contributions  related  to the plan  totaled
$726,000,  $706,000  and  $747,000  for the  years  ended  September  29,  2006,
September 30, 2005 and October 1, 2004, respectively.

The Company  sponsors an Employee  Stock Purchase Plan ("ESPP") which offers all employees the election to purchase the Company  common stock at a price equal to
90% of the  market  value on the last day of the  calendar  quarter.  Authorized shares  under this plan were  100,000.  During  fiscal  year 2005,  the  Company suspended the ESPP.

17.  STOCK REPURCHASE PLAN AND TREASURY SHARES

In October 2002, the Company's  Board of Directors  authorized up to $20,000,000 to implement a common stock  repurchase  plan.  The Company did not purchase any shares in fiscal years 2006, 2005 and 2004 under this program.

In fiscal year 2004,  the Company  purchased  100,000 shares of its common stock for  $5,000,000  related  to the Mrs.  Leeper's  acquisition  (see Note 9).  The purchase  price of the  shares,  recorded as a cost of  treasury  stock,  was in excess of the market value at the time of purchase by $835,000.

The Company repurchased 4,946 shares at a weighted average price of $7.99, 7,902 shares at a weighted  average  price of $20.27,  and 1,739  shares at a weighted average price of $41.65 in connection with the withholding of taxes upon vesting of restricted stock in fiscal year 2006, 2005 and 2004, respectively.

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

20.  RESTRICTED STOCK AND WARRANTS

During the years ended  September 29, 2006 and  September 30, 2005,  the Company
issued 239,682 and 9,350 shares of restricted stock to employees of the Company, respectively,  with a  weighted-average  grant date  values of $4.25 and $25.02, respectively.  In fiscal year 2006,  the Company  adopted  SFAS No. 123R and has recorded  expense on the restricted stock as it vests equal to the fair value at the end of each reporting  period.  For fiscal year 2005 and prior,  the Company recorded these  restricted  stock awards as unearned  compensation.  The Company maintains certain  restricted stock  compensation  plans for which employees are allowed to elect to have taxes withheld at amounts greater than minimum required amounts on vested shares through the Company's repurchase of shares,  triggering variable  accounting  treatment  in  fiscal  year  2005 and  prior.  The  awards contained  either a cliff or straight  line vesting  provision  and,  therefore, expense is  recognized  over the vesting  period.  The  compensation  expense is
calculated  under  an  accelerated   vesting  method  in  accordance  with  FASB
Interpretation 28, "Accounting for Stock Appreciation  Rights and Other Variable
Stock Option or Award Plans. The expense  recognized was $289,000,  $351,000 and
$409,000 in fiscal years 2006,  2005 and 2004,  respectively.  Under APB No. 25, for fiscal year 2005 and prior,  the unearned  compensation  is  classified as a reduction  to  stockholders'  equity in the  accompanying  consolidated  balance sheets.  In addition,  subsequent to fiscal 2006,  the Company  granted  231,257 shares of restricted stock with a weighted average grant date value of $8.09 and in connection  with the  separation  of  employees,  42,527 shares of restricted stock were  cancelled.  At  September  29,  2006,  unrecognized  cost related to restricted  stock awards  total  approximately  $1,480,000.  These costs will be recognized over a weighted average period of 3.3 years.

The Company's restricted stock activity is as follows:
                                                                              Weighted Average
                                                                                 Grant Date
                                                        Number of Shares         Fair Value
                                                        ----------------         ----------
              Outstanding at September 30, 2005              72,363               $ 30.19
              Granted                                       239,682               $  4.25
              Vested                                       (17,302)               $ 30.90
              Cancelled / expired                          (60,696)               $  9.70
                                                           --------
              Balance at September 29, 2006                 234,047               $  8.89
                                                            =======

On September 28, 2005, the Company entered into a letter  agreement with Alvarez
& Marsal,  LLC  ("A&M")  for their  evaluation  of the  Company's  business  and recommendations for improving its operating and financial  performance.  Part of
A&M's compensation includes warrants that expire in September, 2010, to purchase shares of the Company's  common stock.  On March 10, 2006 the September 28, 2005
letter  agreement  was  amended,  and  among  other  compensation   adjustments,
finalized the number of warrants at 472,671 with an  established  exercise price of $5.67 per share.  Based on the performance  period specified in the September
28, 2005  agreement,  the warrants  vested on January 26, 2006, and based on the value of the warrants at the date of vesting and the subsequent amendment to the
September 28, 2005 agreement, the total value of the warrants expensed in fiscal year 2006 was $427,000.  The prorated expense to fiscal year ended September 30,
2005 was immaterial.

21.  MAJOR CUSTOMERS

Sales to Wal-Mart, Inc. during the years ended September 29, 2006, September 30,
2005  and  October  1,  2004,   represented   22%,  21%  and  18%  of  revenues,
respectively.  Sales to Sysco Corporation represented 11% in each of the periods listed above.

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

Quarterly financial data is as follows (in thousands, except per share data):

                                                                   First             Second              Third             Fourth
2006                                                              Quarter            Quarter            Quarter            Quarter
----                                                              -------            -------            -------            -------

Revenues                                                          $  93,766          $  91,560          $  85,998          $  95,699
Cost of goods sold                                                   72,213             71,047             68,562             72,955
                                                                    -------            -------            -------            -------
Gross profit                                                         21,553             20,513             17,436             22,744

Selling and marketing expense                                         5,385              6,685              6,294              4,507
General and administrative expense                                   10,156              9,815              6,551              8,937
Impairment charges to brands and trademarks                               -                  -                  -                998
Loss on disposition of brands and trademarks                              -              4,708                  -                  -
Losses (gains) related to long-lived assets                              73             16,561              5,634                  -
                                                                    -------           --------          ----------           -------
Operating profit (loss)                                               5,939           (17,256)            (1,043)              8,302
Interest expense, net                                                 5,765              8,652              7,362              7,730
Other (income) expense                                              (1,017)                258              (181)                 27
                                                                    -------           --------          ----------           -------

Income (loss) before income taxes                                     1,191           (26,166)            (8,224)                545
Income tax provision (benefit)                                           97            (1,609)              (813)                 84
                                                                    -------         ----------         -----------           -------
Net income (loss)                                              $      1,094         $ (24,557)         $  (7,411)         $      461
                                                               ============         ==========         ==========         ==========
Net income (loss) per common share (basic)                     $       0.06         $   (1.33)         $   (0.40)         $     0.02
Net income (loss) per common share (assuming dilution)         $       0.06         $   (1.33)         $   (0.40)         $     0.02

     Due to changes in stock  prices  during the year and timing of  issuance of shares,  the  cumulative  total of  quarterly  net income  (loss) per share amounts may not equal income per share for the year.

                                                                   First             Second              Third             Fourth
2005                                                              Quarter            Quarter            Quarter            Quarter
----                                                              -------            -------            -------            -------

Revenues                                                        $   92,900        $    93,624          $  84,187         $   93,448
Cost of goods sold                                                  75,175             73,460             77,970             73,546
                                                                 ---------           --------          --------           ----------
Gross profit                                                        17,725             20,164              6,217             19,902
Selling and marketing expense                                        5,188              4,783              5,465              4,906
General and administrative expense                                   4,815              6,108              5,669              6,606
Impairment charges to brands and trademarks                              -                  -                  -             14,000
Losses related to long-lived assets                                      -                  -             29,835             58,715
Acquisition and plant start-up expenses                                  -              3,920              1,485              4,354
Provision for restructuring expense                                   (255)              (161)               (95)               (43)
                                                             --------------        -----------        -----------          ---------
Operating profit (loss)                                              7,977              5,514            (36,142)           (68,636)
Interest expense, net                                                2,440              3,842              6,139              3,813
Other (income) expense                                               5,671             (4,105)            (5,691)               581
                                                             --------------        -----------        -----------          ---------

Income (loss) before income taxes                                     (134)             5,777            (36,590)           (73,030)
Income tax provision (benefit)                                         473                635             (1,079)            (3,759)
                                                             --------------       -----------        -----------           ---------
Net income (loss)                                            $        (607)       $     5,142        $   (35,511)          $(69,271)
                                                             ==============       ===========        ============          =========

Net income (loss) per common share (basic)                   $       (0.03)       $      0.28        $     (1.94)          $  (3.78)
Net income (loss) per common share (assuming dilution)       $       (0.03)       $      0.28        $     (1.94)          $  (3.78)

     Due to changes in stock  prices  during the year and timing of  issuance of shares,  the  cumulative  total of  quarterly  net income  (loss) per share amounts may not equal income per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Background

As of September 29, 2006, the end of the period covered by this Annual Report on
Form 10-K,  management  performed  an  evaluation  of the  effectiveness  of our disclosure  controls and procedures as defined in Rules  13a-15(e) and 15d-15(e)
of the Exchange Act. However,  since that date, we have experienced  significant changes in our senior  management  and,  as a result,  the  persons who were our chief executive  officer and chief financial officer during the 2006 fiscal year were no longer with the Company  when the  disclosure  controls  assessment  was conducted as of September 29, 2006. The  assessment  was,  therefore,  performed under the  supervision  and with the  participation  of our then Chief Executive
Officer,  who  joined  us on  September  28,  2005,  and our  current  principal financial  officer,  who was our  controller  throughout  the 2006 fiscal  year.
However,  while the  assessment  was not  completed  due to the Audit  Committee investigation  and the  allocation of resources  necessary  for the  restatement process,  management  concluded  that the  Company's  disclosure  controls  were ineffective.

Our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated  financial  position,  results of operations and cash flows for the periods presented in conformity with generally  accepted  accounting  principles
("GAAP").

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

As of September 29, 2006,  management  concluded that our internal  control over financial  reporting was not effective because of the material  weaknesses as of that date,  which are described  below.  In addition,  management  was unable to observe or assess all the elements of internal control over financial  reporting in  existence  as of  September  29,  2006  directly  related  to our  financial statement  closing  process and the related  process for the  preparation of our consolidated financial statements for external purposes because certain of these internal controls have since been either extensively  modified or were performed by individuals no longer employed by us.

Because  we were not able to  complete  the  documentation  and  testing  of our internal controls over financial  reporting,  our independent  registered public accounting  firm,  Ernst  &  Young,  LLP,  has  disclaimed  an  opinion  on  the effectiveness of our internal control over financial reporting.  Their report as of September 29, 2006 is set forth in Item 8 of this Annual Report on Form 10-K.

Although  management was unable to complete its assessment of the  effectiveness of our internal  control over financial  reporting as of September 29, 2006, the following  material  weaknesses  have been  identified  as of that  date.  It is possible that had management  been able to complete its  assessment,  additional material weaknesses as of September 29, 2006 may have been identified.

Material Weaknesses

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

•        Disclosure Controls

              We did not maintain effective  disclosure controls and procedures, including an effective  Disclosure  Committee,  designed to ensure complete and accurate  disclosure  as required by GAAP and various regulatory  bodies. In addition,  we did not file various periodic reports on a timely  basis as required by the rules of the SEC and the NYSE.  The Company  believes the  disclosure  controls are key elements of internal control over financial reporting that provide reasonable  assurances that transactions are recorded as necessary to permit  preparation of financial  statements in accordance with generally accepted accounting principles.

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

Remediation Initiatives

The following  material  weakness was  identified by management as of October 1,
2005 and has been fully  remediated  during our fiscal year ended  September 29,
2006:

•        Control Environment

            •            The  control  environment  was fully  remediated  as of
                         September 29, 2006.  All officers who were  responsible
                         for  financial   reporting  of  the  accounting  errors
                         addressed  by  the  Restatement  are no  longer  in our
                         employ.

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

In fiscal 2006,  we continued  our  substantial  efforts,  which began in fiscal
2005, to address our previously reported material weaknesses. To fully remediate the material  weaknesses  necessitates  designing new business process controls, and testing them to ensure that they address the  previously  reported  material weaknesses.  We continue to review and make  necessary  changes to the design of our system of internal  control,  through critical  assessments of the roles and responsibilities of each functional group within the organization, enhancing and documenting policies and procedures and providing relevant training, supervision and review where appropriate.

Subsequent  to  September  30, 2005  through  September  28,  2007,  we have the following changes to our internal control over financial reporting:

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

•        Disclosure Controls

              We have implemented  periodic  meetings among  our legal,  finance and operations  departments  to discuss  various  operational  and
              financial  reporting   issues,  including,   among  other  issues,
              acquisitions and/or divestitures, facility openings  and closings, contractual,  legal and regulatory matters,  and  periodic reviews of comparative  financial results. We have  filed our consolidated financial  statements contained in our Annual Report on  Form 10-K for the fiscal year ended September 30, 2005.

Continued Internal Control and Financial Reporting Matters

•        We continued to experience turnover in our accounting personnel;

•        Primary  attention  of  our  accounting  personnel  was  placed  on the preparation  of  fiscal  2005 and  2006  financial  statements  and the restatement  of financial  statements  for prior periods and,  thus, to date less attention has been placed on subsequent periods; and

•        Our ability to improve our internal  control  process and implement our remediation  initiatives and test the  effectiveness of enhancements to internal controls has been limited.

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

NAME                       AGE       POSITION
----                       ---       --------

John P. Kelly........       56       Chief Executive Officer and President

Walter N.  George....       51       Executive Vice President - Operations and
                                     Supply Chain

Paul R. Geist........       45       Executive Vice President - Chief Financial
                                     Officer

Robert W. Schuller...       47       Executive Vice President - General Counsel

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

ROBERT W. SCHULLER was named  Executive  Vice  President and General  Counsel on
June  5,  2006.  Mr.  Schuller  has  20  years  of  legal  experience,  both  in corporations  and in private  practice.  Mr. Schuller was general counsel at VT,
Inc. from September  2004 to May 2006, a privately held company with  affiliated automobile dealerships and related insurance and real estate holdings.  From May
2002 to December 2003, Mr. Schuller was general counsel and corporate  secretary of  Farmland  Industries,  Inc.  ("Farmland"),  which at the time was one of the largest agricultural  cooperatives in the nation with operations  throughout the
U.S. and overseas and which filed a petition under the Federal  bankruptcy  laws in May 2002. Previously,  Mr. Schuller held a number of in-house legal positions with Farmland from 1994 to 2002.

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

                                                       COMMITTEE
NAME                         AGE (1)                   MEMBERSHIPS
----                         -------                   -----------

David W. Allen........        47                       Compensation

Jonathan E. Baum......        47                       Audit, Compensation
                                                       (Chair)

Mark C. Demetree......        51                       Compensation

Robert J. Druten......        61                       Audit (Chair)

James A. Heeter.......        59                       Audit, Nominating and
                                                       Governance (Chair)

John P. Kelly.........        56                       -

Ronald C. Kesselman...        65                       Compensation

Terrence C. O'Brien...        45                       Nominating and Governance

William R. Patterson..        66                       Audit

Tim M. Pollak.........        62                       Nominating and Governance

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

ROBERT J. DRUTEN  became a member of the Board on December 12,  2007,  filing an existing  vacancy.  Mr.  Druten  served as Executive  Vice  President  and Chief
Financial  Officer of Hallmark Cards,  Inc.,  until his retirement in 2006. From
1991 until 1994,  he served as  Executive  Vice  President  and Chief  Financial
Officer of Crown Media,  Inc., a cable  communications  subsidiary  of Hallmark.
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

The Audit Committee

The Audit  Committee is responsible for and oversees a number of matters related to the Company's  financial  statements,  and its relationship to and use of its independent  registered public  accounting firm. A more complete  description of the Audit Committee's  functions is provided in its Charter,  which is available on the  Company's  website at  http://www.aipc.com.  The current  members of the
Audit Committee are Messrs.  Druten,  Patterson,

Heeter and Baum. Mr. Druten is the Chairman of the Audit Committee and the Board
has determined that Mr.  Patterson is an "audit committee  financial  expert" as defined in Item 407(d) (5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities  Exchange Act of 1934, as amended,  requires our directors,  executive officers,  and persons who own more than 10 percent of our common  stock  (collectively,  "Reporting  Persons"),  to file  reports of their ownership of such stock, and the changes therein, with the SEC and to furnish us with a copy of such reports (the "Section 16  Reports").  Based upon a review of
Forms 3 and 4 and  amendments  thereto  furnished  to us during the most  recent fiscal  year and any  written  representation  from a  person  that no Form 5 is required to be filed with the SEC,  all such  reports due were filed in a timely manner  during  fiscal year 2006 except that a Form 4 was filed late for Messrs.
Schroeder,  George,  Webster  and  Shadid in  connection  with the  delivery  of restricted  stock for tax  withholdings,  a Form 3 was filed late for Mr.  Geist upon  becoming an  executive  officer,  a Form 4 was filed late for Mr. Geist in connection with the grant of stock appreciation rights.

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

     ITEM 11  EXECUTIVE COMPENSATION

     Executive Compensation

     The Summary  Compensation Table below shows certain information  concerning the compensation paid by the Company during fiscal year 2006 to (i) Mr. Tim
     Webster,  who was Co-CEO until his  resignation in December 2005,  (ii) Mr.
     James Fogarty,  who became Co-CEO on September 28, 2005, CEO on December 5,
     2005 and  President  on January 26,  2006,  (iii) the next four most highly compensated  executive  officers who were serving at the end of fiscal year
     2006 (of which we had only  three) and (iv) Mr.  Shadid  and Mr.  Trott who resigned during fiscal year 2006 but received  compensation that would have included them in this table (the "Named Executive Officers") based upon the total salary and bonus paid with respect to fiscal year 2006.

                                         FISCAL PERIOD COMPENSATION                   LONG-TERM
                                         --------------------------              COMPENSATION AWARDS
                                                                                 -------------------

                                                                                               SECURITIES
                                                                                               UNDERLYING                  ALL
   NAME AND                FISCAL                                           RESTRICTED       OPTIONS / SARs               OTHER
PRINCIPAL POSITION         PERIOD        SALARY ($)       BONUS ($)         STOCK AWARDS($)       (1) (#)            COMPENSATION($)
------------------         ------        ----------       ---------         ---------------       -------            ---------------

James P.  Fogarty             2006               --              --                      --            --                         --
   Chief Executive            2005               --              --                      --            --                         --
   Officer and
   President(2)

Timothy S.  Webster           2006     $ 99,519 (3)         $    --          $        --(4)            --         $      219,706 (5)
   Former President and       2005      575,000 (3)          53,906                      --        50,000                 26,957 (5)
   Co- Chief Executive        2004      566,923 (3)              --                      --            --                 22,582 (5)
   Officer(6)

George Shadid                 2006     $ 267,677           $290,000          $ 164,131 (4)(7)      51,986         $       20,523 (8)
   Former Chief Financial     2005       280,769             46,484                      --        25,000                 13,252 (8)
   Officer(6)                 2004       153,945(9)              --            384,000    (7)      20,000                  3,525 (8)

Walter N.  George             2006     $ 241,812          $  139,750         $142,090 (4)(10)      45,006         $      20,767 (11)
   EVP - Operations and       2005       232,308              21,844               --               9,000                19,555 (11)
   Supply Chain               2004       224,231                  --          576,000 (12)         30,000                19,167 (11)

Paul R. Geist                 2006     $ 164,112          $  154,663         $ 37,736(4)(13)       11,952         $   16,457 (14)
   EVP - Chief Financial
   Officer (6)

Daniel W.  Trott              2006     $  156,938       $         --         $       -- (4)            --         $          139,147
   Former EVP - Sales and     2005        307,692             29,063                 --            12,000                67,747 (15)
   Marketing(6)               2004        296,538                 --            384,000 (16)       60,000                60,750 (15)

Robert W. Schuller            2006     $   71,923         $   37,507         $       --                --         $       2,929 (17)
   EVP - General
   Counsel(6)

    ----------------

(1)            The amounts shown in this column represent  options (fiscal years
               2004 and 2005) and stock appreciation rights ("SAR") (fiscal year
               2006) granted under our 2000 Equity Incentive Plan. Upon exercise of a SAR, the  executive  receives the number of shares of common stock  equal in value to the  difference  between the fair market value on the grant date and the fair market value on the exercise date multiplied by the number of shares exercised.

(2)            Mr.  Fogarty  served  as the  Company's  president  and CEO  from
               September  2005 to  January  18,  2008.  Mr.  Fogarty  was not an
               employee  of the Company and did not receive a salary or bonus or any  other

               compensation  from the  Company  in his  role as Chief  Executive
               Officer or President.  Mr. Fogarty is a Managing Director of A&M,
               the entity to which the Company  pays fees and  expenses  under a letter  agreement.  A description of Mr.  Fogarty's  relationship
               with  the  Company  is  included   under  the  heading   "Certain
               Relationships    and   Related    Transactions,    and   Director
               Independence" in this Annual Report on Form 10-K.

(3)            Includes  $71,692 of income  earned but  deferred  in fiscal year
               2004 and $15,481 in fiscal year 2005,  with  $97,242  paid to Mr.
               Webster upon  termination of the deferred  compensation in fiscal year 2005, which amount is not included in his base salary.

(4)            As of September 29, 2006, Mr.  Webster,  Mr. Trott and Mr. Shadid
               held no shares of restricted stock. Mr. George held 42,627 shares of  restricted  stock with a value of  $331,638.  Mr.  Geist held
               9,359  shares with a value of $72,813,  based on the market price of our Common Stock on September 29, 2006.

(5)            Includes  contributions  on the officer's  behalf to the American
               Italian Pasta Company  Retirement  Savings Plan in the amounts of
               $0,  $9,187 and $5,311,  in fiscal  years 2006,  2005,  and 2004, respectively,  premiums paid by the Company on insurance policies in the amounts of $3,058,  $12,438 and  $12,457,  in fiscal years
               2006,  2005,  and 2004,  respectively,  and premiums  paid by the
               Company on a split dollar life insurance policy in the amounts of
               $0,  $5,332 and $4,814,  in fiscal  years 2006,  2005,  and 2004, respectively,  automobile  allowance of $20,831 and executive tax preparation of $4,150 in fiscal year 2006, and severance payments of $191,667 in fiscal year 2006.

(6)            Mr.  Webster  resigned in December  2005.  Mr. Trott  resigned in
               March  2006.  Mr.  Shadid  resigned as Chief  Financial  Officer,
               effective   August  8,  2006,  but  remained  an  employee  until
               September  1, 2006.  Mr.  Geist  became an  executive  officer on
               August 14,  2006 and became  Chief  Financial  Officer in January
               2008. Mr. Schuller started with the Company in June 2006.

(7)            Mr. Shadid was granted 38,619 shares of restricted stock on March
               6, 2006, with 50% vesting ratably over four years and 50% vesting on March 6,  2010.  Mr.  Shadid  was  granted  10,000  shares  of restricted stock on August 4, 2004,  vesting in five equal annual installments on each of the first five anniversaries of the grant date.  All  unvested  shares  were  cancelled  upon Mr.  Shadid's resignation. All dividends are paid on restricted stock.

(8)            Includes  contributions  on the officer's  behalf to the American
               Italian Pasta Company  Retirement  Savings Plan in the amounts of
               $9,630 and $3,803 in fiscal years 2006 and 2005 and premiums paid by the Company on  insurance  policies in the amounts of $10,893,
               $9,449  and  $3,525,   in  fiscal  years  2006,  2005  and  2004,
               respectively.

(9)            Includes  $111,638  in fees  related to Mr.  Shadid's  consulting services  performed during May 2004 through August 2004 before he became an employee of the Company.

(10)           Mr. George was granted 33,433 shares of restricted stock on March
               6, 2006, with 50% vesting ratably over four years and 50% vesting on March 6, 2010. All dividends are paid on the restricted stock.

(11)           Includes  contributions  on the officer's  behalf to the American
               Italian Pasta Company  Retirement  Savings Plan in the amounts of
               $8,344,  $7,225 and $6,577, in fiscal years 2006, 2005, and 2004, respectively,  and  premiums  paid by the  Company  on  insurance policies  in the  amounts of $12,423,  $12,330  and  $12,590,  in fiscal years 2006, 2005, and 2004, respectively.

(12)           Mr.  George was  granted  15,000  shares of  restricted  stock on
               August 4, 2004, vesting in five equal annual installments on each of the  first  five  anniversaries  of the  date  of  grant.  All dividends are paid on the restricted stock.

(13)          Mr. Geist was granted 8,879 shares of  restricted  stock on March
              6, 2006, with 50% vesting ratably over four years and 50% vesting on March 6, 2010. All dividends are paid on the restricted stock

(14)          Includes  contributions  on the officer's  behalf to the American
              Italian  Pasta Company  Retirement  Savings Plan in the amount of
              $6,279 and premiums paid by the Company on insurance  policies in the amount of $10,178 in fiscal year 2006.

(15)          Includes  contributions  on the  officer's  behalf to the American
              Italian  Pasta Company  Retirement  Savings Plan in the amounts of
              $785,  $1,626  and  $1,318 in fiscal  years  2006,  2005 and 2004, respectively,  and  premiums  paid  by the  Company  on  insurance policies  in the  amounts of $9,129,  $12,017 and $4,337 in fiscal years 2006,  2005 and 2004,  respectively,  and relocation fees of
              $54,104 and $30,095 in fiscal  years 2005 and 2004,  respectively, automobile allowance of $15,843 in fiscal year 2006, executive tax preparation of $3,400 in fiscal year 2006,  severance  payments of
              $109,990  in fiscal  year 2006 and a signing  bonus of  $25,000 in fiscal year 2004.

(16)          Mr. Trott was granted 5,000 shares of  restricted  stock on August
              25, 2003, vesting in five equal annual installments on each of the first five  anniversaries of the date of grant, in connection with his employment  agreement.  Mr. Trott was granted 10,000 shares of restricted  stock on August 4, 2004,  vesting in five equal annual installments on each of the first five  anniversaries  of the date of grant.  Unvested  shares granted to Mr. Trott fully vested upon his termination  with us. All dividends are paid on the restricted stock.

(17)          Includes  premiums  paid by the Company on insurance  policies in the amount of $2,929 in fiscal year 2006.

Option/SAR Grants in Fiscal Year 2006

The  following  table  sets  forth   information   with  respect  to  the  stock
appreciation rights granted by us during fiscal year 2006 to the Named Executive
Officers. We did not grant options in fiscal year 2006.

                                            INDIVIDUAL GRANTS
                                   --------------------------------------
                                             % OF TOTAL
                                                 SARS                                         POTENTIAL REALIZABLE VALUE AT
                               SHARES          GRANTED TO                                     ASSUMED ANNUAL RATES OF STOCK
                             UNDERLYING        EMPLOYEES                                          PRICE APPRECIATION
                                SARS           IN FISCAL      PRICE PER        EXPIRATION         FOR SAR TERM (2)
                                GRANTED         2005          SHARE (1)        DATE             ---------------------------
 NAME                        ----------        ---------      ---------        ----------         5%              10%                                                          5%              10%
 ----                                                                                             --              ---

 James P.  Fogarty                  --               --             --              --            --              --

 Timothy S.  Webster                --               --             --              --            --              --

 George D.  Shadid              51,986             5.80           5.50         3/06/13           116,399         271,260 (3)

 Walter N.  George              45,006             5.02           5.50         3/06/13           100,777         234,839

 Paul R. Geist                  11,952             1.33           5.50         3/06/13            26,761          62,365

 Robert W. Schuller                 --               --             --              --             --              --

 Daniel W.  Trott                   --               --             --              --             --              --
----------------

(1)           The exercise price is based on the fair market at the date of the grant of the SAR.  The  term of all SARs is seven  years  from the grant date. All SARs granted have a vesting schedule of four years with 50% vesting  ratably and 50% upon the fourth  anniversary  of the grant.  Upon exercise of the SAR, the  executive  receives the number of shares of common stock equal in value to the differences between the fair market value of a share on the grant date and the fair market value on the exercise date multiplied by the number of shares  exercised.  Our award  agreements  provide that 50% of any award  outstanding and not exercisable or subject to restrictions, shall,  subject to certain  exceptions,  become exercisable in the event of a change in control  (as such term is defined in the 2000
              Equity Incentive Plan), with our Board  maintaining  discretion to accelerate  vesting of outstanding awards in the event of a change in control.

(2)           The amounts  shown as  potential  realizable  values are based on assumed  annualized  rates of appreciation in the price of common stock of five  percent and ten percent  over the term of the SAR, as set forth in the rules of the SEC.  Actual  gains,  if any, on
              SAR exercises are dependent  upon the future  performance  of the common  stock.  There  can be no  assurance  that  the  potential realizable values reflected in this table will be achieved.

(3)           SARs granted to Mr. Shadid were unvested upon his termination and were  cancelled.  Additional  information is available  under the
              heading  "Executive   Compensation  -  Employment  and  Severance
              Agreements."

Aggregated Option/SAR Exercises in Fiscal Year 2006 and Fiscal Year End Option Values

The following table sets forth  information with respect to the aggregate option and SAR exercises  during fiscal year 2006 by the Named  Executive  Officers and the number and value of options and SARs held by such  officers as of  September
29, 2006.

                                                       Number of                    Value of Unexercised
                                               Unexercised Options/SARs           In-the-Money Options/SARs (1)
                             Shares
                            Acquired
                              Upon           Value             Exercisable/
Name                       Exercise (#)   Realized ($)        Unexercisable (2)      Exercisable / Unexercisable
----                      ------------   ------------        -----------------       ---------------------------

James P.  Fogarty            --               --             --            --               --             --

Timothy S.  Webster          --               --             --            --               --             --

George D.  Shadid            --               --             21,800      75,186            --          $ 118,528

Walter N.  George            --               --            110,500      63,006            --           102,614

Paul R. Geist                --               --              5,500      19,952            --           27,251

Robert W. Schuller           --               --             --           --                --             --

Daniel W. Trott              --               --             --           --                --             --
----------------

(1)       Based on the price of our  common  stock at the close of  business  on
          September  29,  2006 (which was $7.78) and the  exercise  price of the stock appreciation rights. No outstanding options were in the money on
          September 29, 2006.

(2)       Any unvested options granted to Messrs.  Webster and Shadid terminated upon termination of their employment with us. Unvested options granted to Mr.  Trott fully  vested upon his  termination  with us. Any vested options held by Messrs. Webster, Trott and Shadid expired three months after their termination date if not exercised.  Additional information is available  under the heading  "Executive  Compensation - Employment and Severance Agreements" in this Annual Report on Form 10-K.

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

As a result of Mr.  Trott's  separation  from  employment in March 2006,  and in accordance  with the  provisions  of his  employment  agreement,  Mr.  Trott was entitled to receive (1) any base salary earned through his separation, including any accrued but unused  vacation,  (2) his current base salary  ($317,750) for a period  of 12  months  following  his  separation,  payable  in equal  bi-weekly installments,  subject to Mr. Trott's obligation under the employment  agreement to  mitigate  these  payments  and (3)  continued  eligibility  for 18 months to participate,  at his cost, in all health,  medical and life  insurance  programs generally provided to employees,  subject to obtaining  comparable coverage with another employer.  Participation in all other benefit and compensation plans and arrangements  ceased as of his  separation.  All  outstanding  stock options and restricted stock vested as of his separation.  Unexercised stock options expired three months after the Separation  Date. On August 28, 2007, the Company entered into a cash  settlement and release  agreement with Mr. Trott in satisfaction of all the above obligations.

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
George  severance in the amount of (1) unpaid base salary and earned bonus as of the  termination  date and (2) base  salary for a period of 12 months  following termination.  In addition,  if at the date of  termination  Mr.  George has been employed for 10 consecutive  years, he will be paid 50% of the prorated bonus he would have been  entitled to if employed  through the bonus  period.  Mr. George shall also be entitled to participate for 18 months after termination in Company health,  medical and other  benefit  plans.  Participation  shall cease when Mr.
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

Severance Plan

The Company  maintains  a  Severance  Plan that is  generally  available  to all employees of the Company. The Severance Plan permits eligible employees, who are involuntarily  terminated by the Company,  to receive  severance pay equal to an amount based on the position  the  terminated  employee had with the Company and the  number  of  years  of his or her  service  with  the  Company,  if  certain requirements  are met. In addition,  for certain  senior level  employees of the
Company,  including Named  Executive  Officers,  all  outstanding  equity awards accelerate  and  immediately  vest in the event of a change in  control  and the employee's termination other than for cause within twelve months.

Compensation Committee Interlocks and Insider Participation

All  compensation  decisions during the fiscal year ended September 29, 2006 for each of the Named  Executive  Officers,  except for Mr. Fogarty were made by the
Compensation Committee of the Board of Directors, consisting of Messrs. Niehaus,
Demetree,  Baum,  Kesselman  and  Allen,  none of whom is or was an  officer  or employee of the Company  during  fiscal  2006.  Mr.  Niehaus  resigned  from the
Compensation Committee of the Board of Directors in January 2008.

Compensation of Directors

Horst  Schroeder,  who resigned as Chairman of the Board on October 27, 2005 and as a  member  of the  Board  on  January  25,  2006,  and Mr.  Webster  received compensation as employees in fiscal 2005 and a portion of fiscal 2006. All other directors in 2006 were non-employee  directors.  All non-employee  directors are paid an annual  retainer of $20,000  payable in common stock and $14,000 payable in cash.  Effective October 17, 2005, the Chairman of the Board,  which is now a non-executive  position,  began  receiving  an annual cash  retainer of $65,000.
Directors are paid $1,750 for each meeting of the Board  attended,  and $350 for each  telephonic  Board  meeting  participation.  Directors who are members of a committee (other than the Audit Committee) of the Board are paid $1,000 for each committee meeting attended, and $350 for those conducted by telephone. Effective
October 17, 2005, the Chairman and other members of the Audit Committee are paid
$3,500 and $1,500 per meeting, respectively, for in person meetings and $350 for those  conducted by  telephone.  A Director who is chairman of the  Compensation and/or

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

As called for by its Corporate Governance Principles,  the Company has adopted a policy  regarding  minimum stock  ownership by members of the Board.  The policy generally  requires  that at all times each  director own at least the number of shares equal to the annual stock retainer  payment  discussed above. The minimum number of shares  required to be held by a director is calculated as of the date the payment is made. Any  subsequent  change in the value of the shares will not affect the amount of stock a director is required  to hold.  During  fiscal year
2006, all directors were in compliance with this policy.

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

                                                                       CLASS A COMMON STOCK
                                                                        BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER (1)                         NUMBER OF SHARES (2)                     PERCENT
----------------------------                         --------------------                     -------

Jonathan E. Baum (3)                                          21,073                              *

Timothy S. Webster (4)                                            --                              *

Tim M. Pollak                                                 13,559                              *

Robert J. Druten                                               3,960                              *

Mark C. Demetree                                              14,378                              *

William R. Patterson                                          18,922                              *

Terence C. O'Brien                                            11,870                              *

James A. Heeter (5)                                            7,954                              *

Walter N. George (2)                                         219,185                           1.1%

Daniel W. Trott (6)                                               --                              *

George D. Shadid (7)                                              --                              *

Ronald C. Kesselman                                            5,838                              *

David W. Allen                                                 5,838                              *

James P. Fogarty                                                  --                              *

John P. Kelly                                                 49,000                              *

Paul R. Geist (2)                                             42,178                              *

Robert W. Schuller (2)                                        39,930                              *

All Directors and executive officers
   as a group (13 persons) (2)                               453,685                            2.3
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

(2)        In computing the number of shares  beneficially owned by a person and the  percentage  ownership  of that  person,  shares of common  stock subject  to  options  and  warrants  held by  that  person  that  are currently  exercisable or will become  exercisable  within 60 days of
           June 2, 2008 are deemed beneficially owned by that person. Options or stock appreciation rights to purchase shares of common stock that are currently  exercisable or will become  exercisable  within 60 days of
           June 2, 2008 to purchase  shares of common stock are as follows:  Mr.
           George (141,656  shares),  Mr. Geist (16,512 shares) and Mr. Schuller
           (9,572  shares) and all  executive  officers and directors as a group
           (167,740  shares).  Also includes shares of restricted  stock held by
           Mr. Kelly, Mr. George, Mr. Geist and Mr. Schuller,  which are subject to time vesting.

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

                                                                           Class A Common Stock
                                                                            Beneficially Owned
   Name and Address of Beneficial Owner                        Number of Shares               Percent (1)
   ------------------------------------                        ----------------               -----------

   Jana Partners, LLC (2)
        200 Park Avenue, Suite 3300
        New York, NY 10166                                          2,898,223                      14.9%

   SCSF Equities, LLC (3)
        5200 Town Center Circles, Suite 470
        Boca Raton, FL 33486                                        2,888,300                      14.9%

   PrimeCap Management Company (4)
       225 So.  Lake Avenue #400
       Pasadena, CA 91101                                           1,889,081                       9.7%

   FMR Corp. (5)
       82 Devonshire Street
       Boston, MA 02109                                             1,939,400                      10.0%

   Kenmare Capital Partners L.L.C. (6)                              1,268,683                       6.5%

   Dimensional Fund Advisors, LP (7)
        1299 Ocean Avenue, 11th Floor
        Santa Monica, CA 90401                                      1,207,150                       6.2%

   Arnhold and S. Bleichroeder Advisors LLC (8)                     1,148,806                       5.9%

   Franklin Resources, Inc. (9)
        One Franklin Parkway
        San Mateo, CA 94403-1906                                      975,000                       5.0%

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
         Ltd., Su Capital Securities Fund, LP, Sun Capital Securities  Advisors,
         LP, Sun Capital  Securities,  LLC, Marc J. Leder,  and Rodger R. Krouse
         share voting power.

(4)      Based on an amended  Schedule 13G dated February 6, 2008.  According to such Schedule 13G,  PrimeCap  Management  Company has sole voting power with respect to 1,766,971 shares and sole power to dispose of 1,889,081 shares.

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

Equity Compensation Plan Information

The following table gives  information about our common stock that may be issued upon the  exercise  of  options  and stock  appreciation  rights  under our 1992
Nonqualified Stock Option Plan, 1993 Nonqualified Stock Option Plan, 1997 Equity
Incentive Plan and 2000 Equity  Incentive  Plan and that may be purchased  under our Employee  Stock  Purchase Plan as of September 29, 2006.  The Company has no
equity plans that have not been approved by stockholders.

---------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                Number of securities to be                                  remaining available for
                                  issued upon exercise of     Weighted-average exercise      future issuance under
                                   outstanding options,         price of outstanding       equity compensation plans
                                    warrants and stock          options, warrants and        (excluding securities
                                    appreciation rights                rights              reflected in column (a))
        Plan Category                     (a) (1)                        (b)                        (c) (2)
---------------------------------------------------------------------------------------------------------------------
  Equity compensation plans              1,312,288                     $19.89                      2,016,975
   approved by stockholders
---------------------------------------------------------------------------------------------------------------------

(1)      Includes an estimate of the number of shares that would be issued under
         the  2000  Equity   Incentive   Plan  due  to  the  exercise  of  stock
         appreciation  rights  based  upon the  closing  price  of the  stock on
         September 29, 2006. Upon exercise of the stock appreciation  rights the executives  receive the number of shares of common stock equal in value to the  difference  between the fair market value on the grant date and the fair market value on the exercise  date times the number of shares.
         Only the number of shares  delivered at exercise will count against the securities remaining available for future issuance.

(2)      Includes an estimate of the number of shares that would be issued under
         the  2000  Equity   Incentive   Plan  due  to  the  exercise  of  stock
         appreciation  rights  based  upon the  closing  price  of the  stock on
         September 29, 2006. Upon exercise of the stock appreciation  rights the executives  receive the number of shares of common stock equal in value to the  difference  between the fair market value on the grant date and the fair market value on the exercise  date times the number of shares.
         Only the number of shares  delivered at exercise will count against the securities  remaining  available for future  issuance.  Includes 47,476 shares reserved for issuance under the Employee Stock Purchase Plan.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

Horst Schroeder

The Company  entered  into an  agreement  with HWS &  Associates,  Inc.  ("HWS")
effective  October 1, 1999,  and amended on January 21, 2002,  pursuant to which the Company  agreed to reimburse HWS for certain costs and expenses  incurred by
HWS in connection  with  supporting  the  activities of Horst W. Schroeder as an employee  and Chairman of the Board of the Company and the  activities  of other employees of the Company.  Mr.  Schroeder was a Director  until January 25, 2006 and the Chairman of the Board of the Company  until  October 17, 2005,  owns HWS and serves as its President.  Pursuant to this agreement,  on a quarterly basis, beginning  October 1, 1999 and  continuing  during  the term of Mr.  Schroeder's employment by the Company, HWS invoiced the Company in advance for reimbursement of such expenses,  and was reimbursed for such expenses in the amount of $13,750 per quarter.  In fiscal year 2005, the Company paid Mr. Schroeder  $73,468 under this agreement.  This agreement  terminated on January 25, 2006, and the Company paid $40,500 in satisfaction of all obligations thereunder.

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
Fogarty's time in any one month is 200 hours.  The Company also  compensates A&M for  reasonable  out-of-pocket  expenses.  In addition,  A&M has  received  $1.5 million of incentive compensation based upon satisfactory  completion of certain enumerated  financial targets for fiscal year 2006. A&M has received  additional incentive compensation of $520,000 based on certain financial targets for fiscal year 2007  being  met and has  received  additional  incentive  compensation  of
$520,000  upon the Company  filing its fiscal  year 2005  Annual  Report on Form
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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services of Ernst & Young LLP

The following  table  summarizes fees billed to the Company by Ernst & Young LLP for fiscal years 2006 and 2005:

         Service                                                   2006              2005 (1)
         -------
                                                               -------------    --------------

         Audit fees                                             $  1,137,000        $9,624,000
         Audit-related fees                                          407,000           352,000
                                                               -------------    --------------
         Total audit and audit-related fees                        1,544,000         9,976,000
                                                               -------------    --------------

                                                               -------------    --------------
         Total tax fees                                              536,000           667,000
                                                               -------------    --------------
         Total fees                                             $  2,080,000     $  10,643,000
                                                               =============    ==============

 (1)     The audit for fiscal year 2005  represent the fees billed in connection with the fiscal  year 2005 audit  which  included  fees  related to the restatement and the re-audits of fiscal years 2002 through 2004.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following items are filed as a part of the report:

1.       The Company's  consolidated financial statements prepared in accordance
         with  Regulation  S-X,   including  the   consolidated   statements  of
         operations,  cash flows, stockholders' equity, and comprehensive income for the three fiscal years ended September 29, 2006, September 30, 2005 and  October  1,  2004,  and  the  consolidated  balance  sheets  as of
         September 29, 2006 and  September  30, 2005,  and related notes and the
         Report of Independent  Registered  Public  Accounting Firm are included under Item 8 of this Annual Report on Form 10-K.

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

                                       AMERICAN ITALIAN PASTA COMPANY
                                       By:    /s/ John P. Kelly
                                           -------------------------------------
                                           John P. Kelly
                                           President and Chief Executive Officer
Date:  June 23, 2008

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
10-K.

/s/ William R. Patterson            Chairman of the Board of Directors                           June 23, 2008
-------------------------
William R. Patterson

/s/ John P. Kelly                   President, Chief Executive Officer and Director
-------------------------           (principal executive officer)
John P. Kelly                                                                                    June 23, 2008

/s/ Paul R. Geist                   Executive Vice President and Chief Financial Officer         June 23, 2008
-------------------------           (principal financial and accounting officer)
Paul R. Geist

/s/ Jonathan E. Baum                Director                                                     June 23, 2008
-------------------------
Jonathan E. Baum

/s/ Tim M. Pollak                   Director                                                     June 23, 2008
-------------------------
Tim M. Pollak

/s/ Mark C. Demetree                Director                                                     June 23, 2008
-------------------------
Mark C. Demetree

/s/ James A. Heeter                 Director                                                     June 23, 2008
-------------------------
James A. Heeter

/s/ Terence C. O'Brien              Director                                                     June 23, 2008
-------------------------
Terence C. O'Brien

/s/ David W. Allen                  Director                                                     June 23, 2008
-------------------------
David W. Allen

/s/ Ronald C. Kesselman             Director                                                     June 23, 2008
-------------------------
 Ronald C. Kesselman

/s/ Robert J. Druten                Director                                                     June 23, 2008
-------------------------
 Robert J. Druten

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
            PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
        HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

                                 Not applicable.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         AMERICAN ITALIAN PASTA COMPANY

                                                       Balance at        Charged                               Balance
                                                       Beginning         to Costs                              at End
Description                                            of Period         and Expense    Deductions (1)         of Period
-----------                                            ----------        -----------    --------------         ---------
Year Ended September 29, 2006:
Deducted from asset accounts:
   Allowance for doubtful accounts                    $ 2,116,000        $ (127,000)       $         -       $ 1,989,000
   Allowance for slow-moving, damaged and
   discontinued inventory                              10,470,000          1,420,000        10,391,000         1,499,000
                                                      -----------        -----------       -----------       -----------
Total                                                 $12,586,000        $ 1,293,000       $10,391,000       $ 3,488,000
                                                      ===========        ===========       ===========       ===========

Year ended September 30, 2005:
Deducted from asset accounts:
   Allowance for doubtful accounts                    $ 1,351,000        $ 1,806,000       $ 1,041,000       $ 2,116,000
   Allowance for slow-moving, damaged and
   discontinued inventory                               3,702,000         12,155,000         5,387,000        10,470,000
                                                      -----------         ----------       -----------        ----------
Total                                                 $ 5,053,000        $13,961,000       $ 6,428,000       $12,586,000
                                                      ===========        ===========       ===========       ===========

Year ended October 1, 2004:
Deducted from asset accounts:
   Allowance for doubtful accounts                    $ 1,553,000        $   656,000       $   858,000       $ 1,351,000
   Allowance for slow-moving, damaged and
   discontinued inventory                               1,857,000          1,948,000           103,000         3,702,000
                                                      -----------        -----------       -----------       -----------
Total                                                 $ 3,410,000        $ 2,604,000       $   961,000       $ 5,053,000
                                                      ===========        ===========       ===========       ===========

(1)      Deductions  from the allowance  for doubtful  accounts  equal  accounts
         receivable  written  off,  less  recoveries,   against  the  allowance.
         Deductions  from allowance for  slow-moving,  damaged and  discontinued
         inventory equal  inventory  written off, less  recoveries,  against the allowance.

EXHIBIT INDEX

Exhibit
Number     Description
-------    ---------

(3) Articles and By-Laws

          3.1  The Company's  amended and restated  Certificate of Incorporation dated October 7, 1997  (incorporated  by reference to Exhibit 3.1 to the  Company's  Annual  Report on Form 10-K for  fiscal  2005, filed June 16, 2008).

          3.2  The Company's  amended and restated  Bylaws dated October 7, 1997
               (incorporated by reference to Exhibit 3.2 to the Company's Annual
               Report on Form 10-K for fiscal 2005, filed June 16, 2008).

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

          4..8.3 Second  Amendment  to Amended and  Restated  Credit  Agreement,
               dated as of  December  27, 2007  (incorporated  by  reference  to
               Exhibit 4.1 to the Company's Form 8-K filed December 31, 2007).

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

(10)      Material Contracts

          10.1* Board  of  Directors   Compensation  Program   (incorporated  by
               reference to Exhibit 10.1 to the Company's  Annual Report on Form
               10-K for fiscal 2005, filed June 16, 2008).

          10.2* Form of  Indemnification  Agreement  with Officers and Directors
               (incorporated  by reference to Exhibit 10.2 to the Company's Form
               8-K filed August 16, 2005), and schedule of parties (incorporated by reference to Exhibit 10.2 to the  Company's  Annual  Report on
               Form 10-K for fiscal 2005, filed June 16, 2008).

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

          10.5.10*  Cash  Incentive   Plan  for  fiscal  2006,   2007  and  2008
               (incorporated  by reference to Exhibit  10.5.10 to the  Company's
               Annual Report on Form 10-K for fiscal 2005, filed June 16, 2008).

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

          10.16 Letter Agreement between the Company and Alvarez & Marsal,  LLC, dated  January 24, 2008  (incorporated  by  reference  to Exhibit
               10.16 to the  Company's  Annual  Report on Form  10-K for  fiscal
               2005, filed June 16, 2008).

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

32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Represents a management contract or a compensatory plan or arrangement

