Form 10-K
period 2007-09-28
AMERICAN ITALIAN PASTA CO
filed 2008-06-27
CIK 849667

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  (Mark one)
     |X|  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal year ended September 28, 2007

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

     As of March 30, 2007 and March 28, 2008, the aggregate  market value of the
Registrant's Class A Convertible Common Stock held by non-affiliates  (using the closing price) was approximately $196,346,000 and $100,039,000, respectively.

     The  number of shares  outstanding  as of June 2, 2008 of the  Registrant's
Class A  Convertible  Common  Stock  was  19,387,454  and  there  were no shares outstanding of the Registrant's Class B Convertible Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                         AMERICAN ITALIAN PASTA COMPANY

                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 28, 2007
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

   ITEM 6.      SELECTED FINANCIAL DATA.......................................20

   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................87

   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

                                       i

                                Explanatory Note

Restatement of Historical Financial Statements

As more fully described in the Company's  previously filed Annual Report on Form
10-K for  fiscal  year  ended  September  30,  2005  the  Company  restated  its previously  issued audited  consolidated  financial  statements for fiscal years
2001 through 2004 and its unaudited  consolidated  financial  statements for the first two quarters of fiscal year 2005, (the "Restatement").

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

                                       ii

                                     PART I

ITEM 1.  BUSINESS

General

American  Italian Pasta Company is a Delaware  corporation and was  incorporated and commenced  operations in 1988. Unless the context otherwise  indicates,  all references  in this Annual  Report on Form 10-K to "the  Company",  "we",  "us",
"our",  and  similar  words  are to  American  Italian  Pasta  Company  and  its subsidiaries.  We believe we are the largest  producer and marketer of dry pasta in  North  America,  by  volume,  based on data  available  from  A.C.  Nielsen, published  competitor  financial  information,  industry  sources  such  as  the
National  Pasta  Association,  suppliers,  trade  magazines  and our own  market research.  During the fiscal year ended  September  28, 2007, we had revenues of
$398.1 million.

Our fiscal  year ends on the last  Friday of  September  or the first  Friday of
October, resulting in a 52- or 53-week year depending on the calendar. Our first three quarters end on the Friday last  preceding  December 31, March 31 and June
30 or the first  Friday of the  following  month of each  quarter.  Fiscal years
2007, 2006 and 2005 were 52 weeks and ended on September 28, 2007, September 29,
2006 and September 30, 2005.

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

AIPC Way

We have developed the AIPC Way, which embodies our vision, mission,  operational model,  business  approach,  core capabilities and values. The components of the
AIPC Way are as follows:

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

In fiscal year 2007,  we  continued  our  strategy  to ensure we are  pursuing a profitable  health  platform  through our private label and branded  business in grocery  retailers,  club stores,  mass merchants and discount  stores.  We have developed  a number of whole wheat and  multi-grain,  enriched  multi-grain  and organic products.

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

Our U.S. production facilities are inspected each year by the American Institute of Baking ("AIB"),  the leading United States baking, food processing and allied industries  evaluation  agency,  for  sanitation  and food  safety.  Our  plants consistently  achieve  the AIB  Excellent/Superior  ratings.  In  addition,  our
Tolleson,  Arizona  plant is certified  organic by the Organic Crop  Improvement
Association  International.  We also implemented a comprehensive Hazard Analysis
Critical Control Point ("HACCP") program to continuously monitor and improve the safety, quality and cost-effectiveness of the Company's facilities and products.

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
We are  obligated  to  purchase  80% of our  annual  Tolleson  requirements  for semolina  from Bay State with an annual  minimum of 50 million  pounds.  We have satisfied  our  minimum  requirements  and paid Bay  State  approximately  $13.8 million in fiscal year 2007, $9.8 million in fiscal year 2006, and $12.6 million in fiscal year 2005.

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

Dependence on Major Customers

Historically,  a limited  number of customers  have  accounted for a substantial portion of our  revenues.  During the fiscal  years ended  September  28,  2007,
September  29, 2006 and  September  30, 2005,  sales to Wal-Mart  accounted  for approximately  23%,  22% and 21%,  respectively.  During the fiscal  years ended
September 28, 2007,  September  29, 2006 and September 30, 2005,  sales to Sysco accounted for approximately 9%, 11% and 11%, respectively. We expect to continue to rely on a limited number of major customers for a substantial  portion of our revenues in the future.

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

We do not have long-term supply contracts with a substantial number of our other customers, including Sysco and Wal-Mart.  Accordingly, we are dependent upon our customers to sell our products and to assist us in promoting  market  acceptance
of,  and  creating   demand  for,  our  products.   An  adverse  change  in  our
relationships  with or the  financial  viability  of one or  more  of our  major customers  could  have a  material  adverse  effect on our  business,  financial condition and results of operations.

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

Pasta Markets

Although we have  international  sales,  more than 93% of our revenues in fiscal year 2007 were from sales in North America.

North  American  pasta (in all its forms)  consumption is estimated to have been approximately  $5.6  billion in fiscal year 2007 (as  measured by A.C.  Nielsen, which  data does not  include  Wal-Mart).  The pasta  industry  consists  of two primary  customer  markets:  (i) Retail,  which includes  grocery  stores,  club stores,  mass merchants,  drug and discount stores that sell branded and private label pasta to  consumers;  and (ii)  Institutional,  which  includes  both food service distributors that supply restaurants,  hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

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

See Item 3 - Legal Proceedings.

Employees

As of September 28, 2007, we employed 651  full-time  persons  worldwide of whom
176 were administrative and 475 manufacturing  employees. Our 594 U.S. employees were not represented by any labor unions.  Our 57 Italian employees were subject to a national labor agreement and were represented by a labor union. We consider our employee relations to be excellent.

Pasta Industry Environment

During fiscal year 2007,  the dry pasta market  continued  some  improvement  as consumer demand for pasta products  increased  slightly  compared to fiscal year
2006.

Restructuring and Rightsizing Program; Subsequent Company Developments

In response to the pasta industry  conditions  that existed in fiscal year 2004, we announced a  Restructuring  and  Rightsizing  program during our third fiscal quarter of that year.  The key  elements of the  Restructuring  and  Rightsizing program  included  reductions  in  our  workforce,  manufacturing  capacity  and inventory  levels and  related  changes  to our  distribution  network.  In that regard,  during the fourth quarter of fiscal year 2004, we idled full operations
at  our  Kenosha,  Wisconsin  manufacturing  facility;   temporarily  shut  down
production at two of our other  domestic  manufacturing  facilities;  and exited certain leased domestic distribution centers.

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

Following the implementation of our Restructuring and Rightsizing Program in the
third quarter of 2004,  production  and  manufacturing  inefficiencies,  reduced inventory levels and product  availability  resulted in customer shipment delays and other customer service shortfalls.  We proceeded to rebuild inventory and it took  until the second  quarter of fiscal  year 2005  before  customer  shipment delays were  corrected and customer  order fill rates had returned to historical levels.

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

In late 2005,  we performed a  comprehensive  review of the  composition  of our inventory and identified  significant quantities that had become excess, damaged and obsolete  due  primarily to our  significant  decrease in revenues,  and the continued aging of our inventory. This focused effort continued into fiscal year
2006 and resulted in the sale or disposal of  substantial  quantities  of excess and/or  obsolete  finished  goods,  packaging and raw material  inventories.  In fiscal year 2007,  the  composition  of our  inventory was at normal levels with respect to finished  goods,  packaging  and raw  materials.  In that regard,  we recorded obsolescence expense of approximately $12.2 million in fiscal year 2005 and an additional provision for obsolescence of $1.4 million in fiscal year 2006 and $0.8 million in fiscal year 2007.

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

As   required  by  Section   404  of  the   Sarbanes-Oxley   Act  of  2002  (the
"Sarbanes-Oxley  Act"),  management  has conducted an assessment of our internal control over financial reporting.  Management has identified material weaknesses in our internal control over financial reporting and concluded that our internal control over  financial  reporting was not effective as of September 28, 2007. A description  of  these  material  weaknesses,  is  included  under  the  heading
"Controls and Procedures" in this Annual Report on Form 10-K.

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

We have developed and are  implementing  specific  measures for remedying all of the identified  material  weaknesses and other  deficiencies that existed at the end of fiscal year 2007.  There can be no assurance  as to when the  remediation plan will be fully  implemented.  Until our  remediation  efforts are completed, management  will  continue to devote  significant  time and  attention  to these efforts. There will also continue to be an increased risk that we will be unable to timely file future  periodic  reports with the SEC,  that a default under our debt agreements  could occur as a result of further delays,  and that our future financial statements could contain errors that will be undetected.

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
We expect that we will continue to rely on a limited  number of major  customers for a substantial portion of our revenues in the future. During the fiscal years ended  September 28, 2007,  September 29, 2006 and September 30, 2005,  sales to
Wal-Mart accounted for approximately 23%, 22% and 21%, respectively.  During the fiscal years ended  September  28, 2007,  September  29, 2006 and  September 30,
2005, sales to Sysco accounted for approximately 9%, 11% and 11%,  respectively.
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

We also rely on rail carriers for  transportation  of durum wheat to our milling facilities,  and ocean and truck  freight for  movement of our  finished  goods.
Beginning  in  fiscal  2008,  fuel  costs  escalated   sharply,   impacting  our
transportation  costs for raw materials and finished  goods. If we are unable to
offset  these  costs  through  increased   efficiencies  or  pricing,  we  could
experience  additional  adverse impact on our business,  financial  condition or
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

Our total assets reflect  substantial  intangible  assets. The intangible assets represent the value of our brands and  trademarks  resulting  primarily from our acquisitions  of the  Mueller's,  Golden  Grain/Mission,  and seven  other pasta brands  acquired from Borden Foods.  We review our  indefinite-lived  assets for impairment annually or whenever events or changes in circumstances indicate that the carrying  amount of an asset may not be recoverable.  When future  operating performance  of one or more of our  acquired  brands falls  significantly  below current or expected  levels,  we record an impairment  expense.  A determination requiring  the  write-off of a  significant  portion of our  intangible  assets, although a non-cash charge to operations,  would have a material negative effect on our results of operations and total  capitalization.  In fiscal year 2005, we recorded brand  impairment  expenses of $88.6  million.  In fiscal year 2006, we recorded  additional  brand impairment of $1.0 million and sold brands resulting in a net intangible write-off of approximately $4.7 million.  There were no such impairments  in fiscal year 2007 due to  improvements  in demand,  higher  sales prices and  contribution  margins.  The balance of our brands and  trademarks at
September 28, 2007 was $83.3 million.

Our total assets also reflect  substantial long lived fixed assets for property, plant and equipment.  We review  long-lived  assets for  impairment  annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing  the carrying  amount of an asset to future net cash flows expected  to be  generated  by the asset.  If such assets are  considered  to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying  amount or fair value less costs to sell. A determination  requiring write off of a significant  portion of fixed assets,  although a non-cash  charge to operations,  would have a material negative  effect on our  results  of  operations  and total  capitalization.  At
September  28, 2007 and  September  29, 2006,  long lived fixed  assets  totaled
$316.1 million and $324.5 million, respectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Production  Facilities:  As of  September  28, 2007,  we owned pasta  production plants  located  in  Excelsior  Springs,  Missouri,  Columbia,  South  Carolina,
Tolleson,  Arizona, and Verolanuova,  Italy. The Kenosha, Wisconsin facility was permanently  closed in April  2006 and sold in August  2006 with two  production lines  from the  facility  being  moved to our South  Carolina  plant.  Our U.S.
facilities are strategically  located to support North American  distribution of our  products and benefit from the rail and  interstate  highway  infrastructure near each facility. As of September 28, 2007, our facilities had combined annual production  capacity of approximately  940 million pounds of pasta. In addition, we occasionally purchase pasta products from other manufacturers for resale.

Distribution  Centers:  We own the distribution  centers adjoining our Missouri,
South Carolina,  and Arizona plants.  In addition,  as of September 28, 2007, we leased space in public warehouses located in Missouri and Arizona.

The  warehousing  operations  at each of our  distribution  centers in Missouri,
South  Carolina  and Arizona,  including  our leased  facility in Missouri,  are outsourced  under a long-term  agreement with OHL. OHL  specializes in warehouse and logistics management services. In addition, OHL provides traffic and freight management  services  to us  under a long  term  contract,  thereby  effectively providing for the shipment of our finished products from our facilities.

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
We  disclosed  the  issue  to the  DOC  and  simultaneously,  we  provided  this information to the DOJ, which requested further information on this matter. As a result of our disclosure to the DOC, it published notice on February 22, 2008 in the Federal  Register of its preliminary  determination to reinstate Pasta Lensi in the existing  antidumping  duty order at a cash  deposit  rate of 45.6%.  The preliminary  determination  applies,  on a prospective  basis, to all imports of subject  products from and after February 22, 2008. A cash deposit rate of 45.6%
would have a significant adverse impact to our working capital position. We have appealed this determination.  We have substantially mitigated the impact of this order by changing  our  ingredient  to organic  semolina in March 2008,  thereby manufacturing  products  for  import  into the U.S.  that  are  exempt  from the antidumping duty order.  Based on our review,  we do not believe this order will have a material adverse effect on our financial condition.

Arbitration

Until the April 2006 shutdown of our Kenosha,  Wisconsin facility,  we purchased semolina for that plant from Horizon Milling, LLC (a joint venture between Cenex
Harvest States and Cargill) under the terms of a long-term supply agreement.  In
August of 2006, we advised Horizon  Milling,  LLC ("Horizon")  that the economic and  business  circumstances  had  changed  since  commencement  of  the  supply agreement,  that we were invoking the material adverse effect  provisions of the supply  agreement and that we had sold the  facility.  Horizon has made a demand for a  purchase  deficiency  of $0.5  million  from  the  contract  year  ending
September  30, 2006 and notified us that Horizon  believes  additional  purchase deficiencies  of $2.1 million will be owed through  September  2009, and filed a claim in  arbitration.  An  arbitration  hearing was held on November 13 and 14,
2007. On December 21, 2007,  the arbitrator  ruled in favor of Horizon  Milling,
LLC.  Under the  ruling,  we are  obligated  to  satisfy  our  minimum  purchase requirements  for the  purchase  deficiencies  for  fiscal  year  2006  and 2007 totaling  $1.2  million  (which  were paid in the second  quarter of fiscal year
2008) and annual purchase  deficiencies  for fiscal years 2008 and 2009 totaling
$1.4 million. The annual purchase  deficiencies will be due at the conclusion of each respective  fiscal year. As a result,  we recorded a $2.6 million liability in fiscal year 2006 related to the  cancellation of the supply agreement when we permanently shutdown our Kenosha facility.

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
quarter of fiscal year 2007.

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

The range of the high and low prices  per share of the  common  stock for fiscal year 2007 and 2006 was as follows:

                                  Year Ended                 Year Ended
                              September 28, 2007         September 29, 2006

                               High          Low         High          Low
     First Quarter            $11.25       $ 7.06       $10.74        $ 5.83
     Second Quarter           $11.02       $ 8.95        $7.20        $ 3.43
     Third Quarter            $10.85       $ 9.60        $9.04        $ 6.44
     Fourth Quarter           $10.00       $ 7.80        $8.47        $ 7.51

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
September 28, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional  information on our equity  compensation plans is available under the heading "Security Ownership of Certain Beneficial Owners and Management" in this
Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During fiscal year 2007 we purchased the following shares in connection with the withholding of taxes upon vesting of restricted stock.

First Quarter                          Total Number of     Average Price
Fiscal Year 2007                      Shares Purchased    Paid Per Share
----------------                      ----------------    --------------
September 30 - October 27                     -             $    -
October 28 - November 24                      -             $    -
November 25 - December 29                  7,198            $  8.95
                                        --------            -------
                                           7,198            $  8.95
                                        ========            =======

Second Quarter                         Total Number of     Average Price
Fiscal Year 2007                      Shares Purchased    Paid Per Share
----------------                      ----------------    --------------
December 30 - January 26                     795            $  9.41
January 27 - February 23                     198            $ 10.78
February 24 - March 30                     5,945            $ 10.50
                                        --------            -------
                                           6,938            $ 10.38
                                        ========            =======

Third Quarter                          Total Number of     Average Price
Fiscal Year 2007                      Shares Purchased    Paid Per Share
----------------                      ----------------    --------------
March 31 - April 27                           -             $    -
April 28 - May 25                             79            $ 10.50
May 26 - June 29                             245            $ 10.55
                                        --------            -------
                                             324            $ 10.54
                                        ========            =======

Fourth Quarter                         Total Number of     Average Price
Fiscal Year 2007                      Shares Purchased    Paid Per Share
----------------                      ----------------    --------------
June 30 - July 27                             -             $    -
July 28 - August 24                        4,995            $  6.33
August 25 - September 28                      -             $    -
                                        --------            -------
                                           4,995            $  6.33
                                        ========            =======

On  October 4, 2002,  the  Company's  Board of  Directors  authorized  up to $20 million to implement a common  stock  repurchase  plan.  There were no purchases under the plan in fiscal year 2007.  There is $7.9 million  available  under the
Common Stock repurchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following  selected  statement of operations data for the fiscal years ended
September 28, 2007,  September 29, 2006 and September 30, 2005, and the selected balance  sheet data as of September  28, 2007 and September 29, 2006 are derived from our Consolidated  Financial  Statements  including the Notes thereto.  This data should be read in conjunction with the Consolidated  Financial  Statements, related notes, and other financial  information  included herein.  The following selected statement of operations data for the fiscal years ended October 1, 2004 and October 3, 2003,  and the selected  balance  sheet data as of September  30,
2005,  October 1, 2004 and October 3, 2003, have been derived from our financial statements not included herein.

                                                                                  FISCAL YEAR ENDED
                                                ------------------------------------------------------------------------------------
                                                  Sept. 28, 2007   Sept. 29, 2006    Sept. 30, 2005     Oct. 1, 2004  Oct. 3,  2003
                                                  --------------   --------------    --------------     ------------  -------------
                                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues(1)                                            $ 398,122        $ 367,023      $    364,159      $   392,702     $  399,367
Cost of goods sold                                       308,819          284,777           300,151          320,851        304,228
                                                       ---------        ---------      ------------      -----------     ----------

Gross profit                                              89,303           82,246            64,008           71,851         95,139
Selling and marketing expense                             21,503           22,871            20,342           27,155         21,649
General and administrative expense (2)                    33,548           35,459            23,198           21,277         17,517
Litigation settlement (3)                                      -                -            14,000                -              -
Impairment charges to brands and trademarks                    -              998            88,550              132              -
Loss on disposition of brands and trademarks (4)               -            4,708                 -                -              -
(Gains) losses related to long-lived assets (5)            (109)           22,268             9,759            1,099             41
Provision for (recovery from) restructuring
      program (6)                                              -                -             (554)            2,868              -
Acquisition and plant start-up expenses (7)                    -                -                 -              240          4,047
                                                       ---------        ---------      ------------      -----------     ----------
Operating profit (loss)                                   34,361          (4,058)          (91,287)           19,080         51,885
Interest expense, net                                     29,421           29,509            16,234           10,990         12,937
Other (income) expense (8)                                 (245)            (913)          (3,544)            2,518          6,871
                                                       ---------        ---------      ------------      -----------     ----------
Income (loss) before income taxes                          5,185         (32,654)         (103,977)            5,572         32,077
Income tax provision (benefit)                             (163)          (2,241)           (3,730)            1,513         11,357
                                                       ---------        ---------      ------------      -----------     ----------
Net income (loss) (9)                                  $   5,348        $(30,413)      $  (100,247)      $     4,059     $   20,720
                                                       =========        =========      ============      ===========     ==========

Net income (loss) per common share (basic)             $    0.29        $  (1.65)      $     (5.49)      $      0.22     $     1.16
                                                       =========        =========      ============      ===========     ==========

Weighted-average common shares outstanding                18,673           18,386            18,247           18,043         17,833
                                                       =========        =========      ============      ===========     ==========

Net income (loss) per common share
    (assuming dilution)                                $    0.28        $  (1.65)      $     (5.49)      $      0.22     $     1.12
                                                       =========        =========      ============      ===========     ==========

Weighted-average common shares outstanding
    (including dilutive securities)                       18,951           18,386            18,247           18,562         18,508
                                                       =========        =========      ============      ===========     ==========
Cash dividend declared per common share                $       -        $       -      $     0.5625      $    0.3750     $        -
                                                       =========        =========      ============      ===========     ==========

OTHER FINANCIAL DATA (AT END OF PERIOD):
Cash and temporary investments                         $  16,635        $  22,805      $  11,911         $     2,712     $    2,301
Working capital                                        $  55,505        $  54,285      $  58,971         $    56,106     $   67,476
Plant, property and equipment - net                    $ 316,109        $ 324,464      $ 360,740         $   384,327     $  387,211
Brand and trademarks                                   $  83,282        $  82,772      $  88,750         $   178,736     $  177,258
Total assets                                           $ 527,963        $ 531,969      $ 571,926         $   688,311     $  708,755
Long-term debt, less current maturities                $ 240,000        $ 260,500      $ 276,006         $   286,795     $  300,778

Stockholders' equity                                   $ 171,918        $ 160,336      $ 186,026         $   293,112     $  290,693
Total debt/total capitalization                               58%              62%            60%                 50%            51%

Depreciation and amortization expense (10)             $  23,409        $  24,895      $  25,132         $    24,956     $   22,868
Amortization of deferred debt issuance cost (11)       $   1,265        $   4,216      $   2,051         $     1,026     $      838
-------------------------------------------

(1) On October 28, 2000, the U.S.  Government  enacted the Continued Dumping and
Subsidy   Offset  Act  of  2000  (the  "CDSOA")  which  provides  that  assessed anti-dumping  and subsidy duties  liquidated by the Department of Commerce after
October 1, 2000 will be distributed to affected domestic producers. Accordingly, revenues  in  fiscal  years  2003,  2004,  2005 2006 and 2007  include  payments received from the  Department of Commerce of $2.3  million,  $1.5 million,  $1.0 million, $2.6 million and $3.0 million,  respectively,  as our calculated share, based on tariffs  liquidated by the  government  during these periods on Italian and Turkish imported pasta.  Effective  October 1, 2007, the CDSOA was repealed, resulting in the  discontinuation  of future  distributions to affected domestic producers for duties assessed after such date.

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

(5) Losses related to long-lived assets include the sale of our Kenosha plant in fiscal year 2006 and certain pasta  manufacturing  and packaging  equipment that were disposed and excess equipment written down to fair market value principally in fiscal years 2006, 2005 and 2004.

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

(8) For fiscal  years  prior to 2007,  the  amount  primarily  reflects  foreign currency  transaction  gains/losses  on certain forward  exchange  contracts and euro-denominated debt.

(9) The effect of  adopting  SFAS 123R in fiscal  year 2006 was an  increase  to expense of  $1,761,000.  The effect on basic and diluted  earnings per share was
$0.10.  There is no tax impact to this  charge as deferred  income tax  benefits otherwise provided are offset by the valuation allowances.

(10) Reflects aggregate depreciation and amortization expense of property, plant and  equipment and other  amortizable  assets  excluding  deferred debt issuance costs (see note 11 below).  Depreciation  and  amortization  is reflected in our
Statement of  Operations  under the captions  cost of goods sold and general and administrative expense.

(11) Reflects  amortization of deferred debt issuance costs,  which are shown in our Statement of Operations under the caption interest expense. The $4.2 million in fiscal  year 2006  includes  $1.3  million  related to the  write-off  of the unamortized  balance of deferred debt issuance costs, as well as $1.3 million of amendment  fees that  were  incurred,  prior to the  refinancing  of our  credit facility in March 2006.

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

                                                                           FISCAL YEAR ENDED
                                                  ------------------------------------------------------------------
                                                   September 28, 2007     September 29, 2006     September 30, 2005
                                                   ------------------     ------------------     -------------------

   Revenues:
      Retail                                                  76.5%                  73.1%                   72.9%
      Institutional                                           23.5                   26.9                    27.1
                                                           -------                -------                 -------

   Total revenues                                           100.0                   100.0                   100.0
   Cost of goods sold                                        77.6                    77.6                    82.4
                                                           -------                -------                 -------

   Gross profit                                              22.4                    22.4                    17.6
   Selling and marketing expense                              5.4                     6.2                     5.6
   General and administrative expense                         8.4                     9.7                     6.4
   Litigation settlement                                        -                       -                     3.8
   Impairment charges to brands and trademarks                  -                     0.2                    24.3
   Loss on disposition of brands and trademarks                 -                     1.3                       -
   (Gains) losses related to long-lived assets                  -                     6.1                     2.7
   Recovery from  restructuring expense                         -                       -                   (0.2)
                                                           -------                -------                 -------

   Operating profit (loss)                                    8.6                   (1.1)                  (25.0)
   Interest expense, net                                      7.4                     8.0                     4.5
   Other (income) expense                                   (0.1)                   (0.2)                   (1.0)
                                                           -------                -------                 -------
   Income (loss) before income taxes                          1.3                   (8.9)                  (28.5)
   Income tax provision (benefit)                               -                   (0.6)                   (1.0)
                                                           -------                -------                 -------

   Net income (loss)                                          1.3%                  (8.3)%                 (27.5)%
                                                           ======                 =======                 =======

Overview

We began operations in 1988. We believe we are the largest producer and marketer of dry pasta in North America. We believe our  vertically-integrated  facilities and highly efficient production  facilities focused primarily on specific market segments  and our highly  skilled  workforce  make us an  efficient  company and enable us to produce  high-quality  pasta at competitive  costs. We believe that the  combination  of our low cost  structure,  our product  strategy of offering branded, private label, imported and specialty products, our scalable production facilities and our key

customer  relationships create competitive  advantages.  We generate revenues in two customer markets:  retail and institutional.  Retail market revenues include the sales of our pasta  products  to  customers  who  resell the pasta in retail channels  (including sales to grocery,  club, mass merchant and discount stores)
and  encompasses  sales of our branded,  private  label,  imported and specialty products.  These revenues  represented  76.5% and 73.1% of our total revenue for the years  ended  September  28,  2007 and  September  29,  2006,  respectively.
Institutional  market revenues  include revenues from product sales to customers who use our pasta as an  ingredient  in food products or who resell our pasta in the foodservice  (meals away from home) market.  It also includes  revenues from sales to government  agencies and other  customers that we pursue  periodically.
The  institutional  market  represented 23.5% and 26.9% of our total revenue for the years ended September 28, 2007 and September 29, 2006, respectively.

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
Assets," we do not amortize the cost of intangible assets with indefinite lives, such as our brands and trademarks. SFAS No. 142 requires that we perform certain fair value based tests of the  carrying  value of  indefinite  lived  intangible assets  at least  annually  and more  frequently  should  events or  changes  in circumstances  indicate  that the  carrying  amount of an asset may not be fully recoverable. We completed

an impairment review of brands in the third quarter of fiscal year 2005 based on impairment  indicators  of  significant  year-to-date  declines in certain brand revenues during the fiscal year. We subsequently  completed our annual review of fiscal year 2005 based on the 2006 fiscal year  business  plan and our  forecast available in the fourth quarter of fiscal 2005. The business plan and forecasts, which included new information and marketing changes, resulted in the additional brand impairment.  These impairment tests are impacted by judgments as to future cash  flows  and other  considerations.  If such  assets  are  considered  to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying  amount or fair value less costs to sell.  The results of the tests  determined  that our brand  portfolios were  impaired.  Based on those  tests we recorded  impairment  charges of $29.9 million in the third quarter and $58.7  million in the fourth  quarter of fiscal year 2005.  We completed our annual review of fiscal year 2006 based on the 2007 fiscal year  business plan and our forecast  available in the fourth  quarter of fiscal  2006.  We  recorded  impairment  charges  of $1.0  million in the fourth quarter of fiscal year 2006.  We completed our annual review of fiscal year 2007 based on the 2008 fiscal year  business  plan and our forecast  available in the fourth quarter of fiscal 2007. Based on the review,  no impairment  charges were recorded in fiscal  year 2007.  Future  events  could  cause our  management  to conclude  that  impairment  indicators  exist and that the  value of  intangible assets is further impaired.

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
The  Kenosha  plant and  remaining  assets  were sold in fiscal  year 2006 and a pre-tax  loss of  $15,566,000  was  recorded in fiscal year 2006  related to the impairment and sale. Total (gain) loss related to long-lived  assets amounted to
$(0.1)  million,  $22.3 million and $9.8 million for fiscal year 2007,  2006 and
2005, respectively.

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
"Accounting  for Stock  Issued to  Employees,"  and related  Interpretations  in accounting for our share-based  compensation plans and implemented the pro forma disclosure  only  provisions  of SFAS No.  123 and SFAS No.  148.  Under APB 25,
share-based  compensation  expense  was  recorded  when  the  exercise  price of employee stock options was less than the fair value of the  underlying  stock on the date of grant.  We  adopted  SFAS No.  123R on  October  1,  2005  using the modified  prospective  method in which prior year  financial  statements are not restated for the adoption of the new  standard.  Under SFAS No. 123R, we use the
Black-Scholes option pricing model to determine the fair value of stock options.
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

Reserve  for  Slow-Moving,  Damaged  and  Discontinued  Inventory:  We carry our
inventory  at  standard  costs,  adjusted  for  capitalized   variances,   which
approximate the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  We periodically  review our inventory for  slow-moving,  damaged and discontinued items and provide reserves to reduce such items identified to their recoverable  amounts.  During  fiscal  year 2007 our reserve  decreased  by $0.9 million from $1.5 million to $0.6 million. This decrease is the result of better and more efficient  management  and producing to more accurate  demand levels as well as disposing  of aged and  discontinued  goods  previously  identified  and reserved.

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

In accordance with criteria  established by SFAS No. 109, "Accounting for Income
Taxes", the valuation  allowance against deferred tax assets as of September 28,
2007 and September 29, 2006 was $49.8 million and $52.3  million,  respectively.
The net change in total  valuation  allowance for the years ended  September 28,
2007,  September 29, 2006 and September 30, 2005 was a decrease of $2.5 million, an increase of $10.2 million and an increase of $34.8 million, respectively. The valuation allowance at September 28, 2007,  September 29, 2006 and September 30,
2005 was  related  to  federal  and  state  net  operating  loss and tax  credit carryforwards  and  deferred  tax assets as well as foreign net  operating  loss carryforwards  and deferred tax assets that in the judgment of  management,  are not more likely than not to be  realized.  In  assessing  the  realizability  of deferred  tax assets,  management  considers  whether it is more likely than not that some or all of the deferred  tax assets will not be realized.  The ultimate realization  of deferred tax assets  depends on the generation of future taxable income during the periods in which those  temporary  differences are deductible.
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
Taxable income (loss) for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 was $(1.1) million,  $(32.4) million and $(32.2) million, respectively,  as  reported  in our  tax  returns.  Due to the  existence  as of
September  28,  2007  of  a  three-year  cumulative  loss,  management  has  not considered  future years' taxable income in determining  the amount of valuation allowance necessary, but has only considered taxable income from the reversal of net temporary differences in existence as of September 28, 2007.

Derivatives:   During  fiscal  2006  and  2005,  we  held  derivative  financial instruments to manage a variety of risk exposures  including interest rate risks associated  with  variable  rate  long-term  debt  and  foreign  currency  risks associated with our Italian operations.  We used a mark-to-market  convention to account for our derivative contracts, recording the changes in fair market value of the  financial  instrument  as a gain or loss to  interest  expense  or other expense. We terminated all such derivative contracts in fiscal year 2006.

Prior to fiscal year 2007,  we managed  foreign  currency  risks  using  futures contracts.  The fair values of these  instruments  were  determined  from market quotes.  These forward contracts were valued in a manner similar to that used by the market to value exchange traded contracts; that is, using standard valuation formulas with assumptions  about future foreign currency  exchange rates derived from existing  exchange  rates,  and interest rates  observed in the market.  To manage  interest  rate  risks,  an  interest  rate swap was used to  effectively convert a portion of  variable  rate debt to fixed  rate.  This  instrument  was valued using the market  standard  methodology of netting the discounted  future fixed cash receipts and the  discounted  expected  variable cash  payments.  The variable cash payments were based on an  expectation  of future  interest  rates derived from observed market interest rate curves. We did not change our methods of calculating these fair values or developing the underlying  assumptions.  The values of these derivatives changed over time as cash receipts and payments were made and as  market  conditions  change.  Our  derivative  instruments  were not subject to  multiples  or leverage on the  underlying  commodity or price index.
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

FISCAL YEAR ENDED SEPTEMBER 28, 2007 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 29,
2006

Revenues:  Revenues increased $31.1 million,  or 8.5%, to $398.1 million for the fiscal year ended  September 28, 2007,  from $367.0  million for the fiscal year ended  September 29, 2006.  Revenues  increased  $7.1 million,  or 1.9%,  due to volume  increase,  and increased  $23.7 million,  or 6.5%, due to higher average selling  prices.  Revenues  increased  by $0.3  million  due to an  increase  in payments  received  from the U.S.  government  under the  Continued  Dumping and
Subsidy  Offset Act of 2000.  Revenues  for 2007 and 2006 are based on a 52-week year.

Revenues for the Retail market  increased  $35.9  million,  or 13.4%,  to $304.4 million for the fiscal year ended  September 28, 2007,  from $268.5  million for the fiscal year ended September 29, 2006.  Revenues increased $15.4 million,  or
5.7%, due to volume increase,  and increased $20.2 million or 7.5% due to higher average selling prices.  Revenues  increased by $0.3 million,  or 0.1% due to an increase in  payments  received  from the U.S.  government  under the  Continued
Dumping and Subsidy Offset Act of 2000.

Revenues for the  Institutional  market  decreased $4.8 million or 4.9% to $93.7 million for fiscal year ended  September 28, 2007, from $98.5 million for fiscal year ended September 29, 2006.  Revenues decreased $5.9 million,  or 6.0% due to volume losses and increased $1.1 million,  or 1.1% due to higher average selling prices and changes in sales mix.

Cost of goods sold: As a percentage of revenues,  cost of goods sold remained at
77.6% for fiscal  year 2007 and 2006.  Our raw  materials  and other input costs were  unfavorable  to prior  year but the effect of the  increase  was offset by higher  selling  prices.  Cost of goods sold in 2007 also  includes $0.8 million provision for inventory obsolescence which was a reduction of $0.6 million, from
$1.4 million in fiscal year 2006.

Gross profit: Gross profit increased $7.1 million, or 8.6%, to $89.3 million for the fiscal year ended September 28, 2007, from $82.2 million for the fiscal year ended September 29, 2006.  Gross profit as a percentage of revenues  remained at
22.4% for both years.  The increase in gross  profit is directly  related to the volume growth  described

above  and the  ability  of the  Company  to  increase  sales  prices at a level approximately equal to the increased raw material and other production costs.

Selling and marketing  expense:  Selling and marketing  expense  decreased  $1.4 million, or 6.1%, to $21.5 million for the fiscal year ended September 28, 2007, from $22.9 million for fiscal year ended  September  29, 2006.  This decrease is primarily  related to  decreased  payroll  of $0.4  million  and a  decrease  of share-based  compensation  expense of $0.5  million as  compared  to fiscal year
2006.  Selling and marketing expense,  as a percentage of revenue,  decreased to
5.4% for the fiscal year ended  September 28, 2007, from 6.2% for the comparable prior year period.

General and administrative expense: General and administrative expense decreased
$2.0 million,  or 5.6%, to $33.5 million for the fiscal year ended September 28,
2007,  from $35.5 million for the comparable  period last year. This decrease is attributable  primarily to decreased  costs of  professional  fees.  General and administrative  expenses as a percentage  of revenues  decreased to 8.4% for the fiscal  year ended  September  28,  2007,  from 9.7% for the  fiscal  year ended
September  29,  2006 due to the effect of these  relatively  fixed  costs  being incurred on increased  sales.  During the fiscal year ended  September 28, 2007,
$13.3 million of professional  fees related to the restatement and pending legal matters  were  recorded  compared to $16.1  million in fiscal  year 2006.  These professional  fees,  net  of  insurance,  include  legal,  forensic  accounting, independent registered public accounting firm fees, public relations and Alvarez
& Marsal  fees.  Since the end of fiscal year 2007,  we have  continued to incur significant costs related to the restatement and pending legal matters.

Impairment  of brands and  trademarks:  We completed our annual review of fiscal year 2007 brand  intangible  values based on the 2008 fiscal year  business plan and our forecast available in the fourth quarter of fiscal year 2007. The review resulted in no brand  impairment.  During the year ended  September 29, 2006, we recorded $1.0 million of impairment charges.

Loss on  disposition  of brands and  trademarks:  During  the second  quarter of fiscal year 2006,  we sold our Mrs.  Leeper's and Eddie's  Spaghetti  brands and recorded a loss on disposition  of brands and trademarks of $4.7 million.  There were no such dispositions in fiscal year 2007.

Loss related to long-lived  assets:  During the fiscal year ended  September 28,
2007, a $0.1 million gain relating to the sale of long-lived assets was recorded as compared to $22.3 million of losses  related to  long-lived  assets in fiscal year 2006. In the second quarter of fiscal 2006, we decided to close the Kenosha facility and recognized an impairment loss based on the estimated fair value. In
April 2006, this facility was permanently closed and certain equipment was moved to the Company's other manufacturing facilities. The Kenosha plant and remaining assets  were sold in fiscal  year 2006 and a pre-tax  loss of $15.6  million was recorded in fiscal year 2006 related to the impairment and sale. We received net cash proceeds from the sale of $5.0  million.  In addition,  certain pasta lines and packaging  equipment  considered  unnecessary for our production  plans were taken out of service.  These assets were  disposed or the excess  equipment  was written down to fair market value.

Operating profit / (Loss):  Operating profit for the fiscal year ended September
28,  2007,  was $34.4  million,  an increase of $38.5  million as compared to an operating loss of $4.1 million  reported for the fiscal year ended September 29,
2006.  Operating profit (loss) increased as a percentage of revenues to 8.6% for the fiscal year ended  September 28, 2007, from (1.1)% for the fiscal year ended
September 29, 2006, as a result of the factors discussed above.

Interest expense: Interest expense for the fiscal year ended September 28, 2007, was $29.4  million,  decreasing  0.3% from the $29.5  million  reported  for the fiscal year ended  September  29, 2006.  The decrease is  attributable  to lower average  borrowings  outstanding  offset by higher interest  rates.  The average interest  rate in effect  during fiscal year 2007 and fiscal year 2006 was 11.4%
and 9.1%,  respectively.  In addition, we recorded amortization of deferred debt issuance  costs of $1.3  million in fiscal year 2007 and $4.2  million in fiscal year 2006.  The  decrease  in the  amortization  of  deferred  debt  issuance is primarily due to the $1.3 million write-off of the unamortized  balance, as well as $1.3 million of amendment fees that were incurred,  prior to our  refinancing our credit facility in March 2006.

Other (income) expense:  Other (income) for fiscal year 2007 was $(0.2) million, representing (0.1)% of revenues.  Other (income) for fiscal year 2006 was $(0.9)
million,  representing  (0.2)% of revenues.  These amounts primarily reflect the foreign currency transaction  gains/losses.

Income tax expense / benefit:  Income tax  benefit for each of the fiscal  years ended  September  28,  2007 and  September  29,  2006 was $0.2  million and $2.2 million, respectively, and reflects effective income tax rates of 3.1% and 6.9%, respectively. The effective rates in fiscal year 2007 and 2006 are substantially below statutory  rates primarily due to the changes in our valuation  allowances
($2.5 million decrease in fiscal 2007 and $10.2 million increase in fiscal 2006)
related  to the net  operating  loss  and tax  credit  carryforwards  and  other deferred tax assets.

Net income / loss: Net income for the fiscal year ended  September 28, 2007, was
$5.3  million,  an increase of $35.7 million from the $30.4 million loss for the fiscal year ended  September  29,  2006,  as a result of the  factors  discussed above.  Net income (loss) as a percentage of net revenues was 1.3% versus (8.3)%
in the prior year.

Diluted  income / (loss)  per common  share was $0.28 for the fiscal  year ended
September 28, 2007,  compared to $(1.65) for the fiscal year ended September 29,
2006.

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

Impairment of brands and  trademarks:  During the year ended September 29, 2006, we recorded $1.0 million of impairment  charges.  We completed our annual review of fiscal  year 2006  brand  intangible  values  based on the 2007  fiscal  year business  plan and our forecast  available in the fourth  quarter of fiscal year
2006. We completed an impairment review of brands in the third quarter of fiscal year 2005 based on impairment indicators of significant year-to-date declines in certain brand  revenues  during the fiscal year. We  subsequently  completed our annual  review of fiscal year 2005 based on the 2006 fiscal year  business  plan and our  forecast  available  in the  fourth  quarter of fiscal  year 2005.  The business  plan and  forecasts,  which  included new  information  and  marketing changes,  resulted in additional brand impairment.  In connection with these two impairment  reviews  conducted  during the year ended September 30, 2005,  $88.6 million in impairment charges were recorded.

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

Interest expense: Interest expense for the fiscal year ended September 29, 2006, was $29.5  million,  increasing  82.1% from the $16.2  million  reported for the fiscal year ended  September 30, 2005.  The increase is  attributable  to higher average  borrowing  rates and a higher  interest  rate spread  under our lending agreement.  The interest  rate in effect at September 29, 2006 and September 30,
2005 was 11.3% and 6.8%, respectively.  In addition, we recorded amortization of deferred  debt  issuance  costs of $4.2  million  in  fiscal  year 2006 and $2.1 million in fiscal year 2005. The increase in the  amortization  of deferred debt issuance is  primarily  due to the $1.3  million  write-off  of the  unamortized balance, as well as $1.3 million of amendment fees that were incurred,  prior to our refinancing our credit facility in March 2006.

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
2006.

Income tax expense / benefit:  Income tax  benefit for each of the fiscal  years ended  September  29,  2006 and  September  30,  2005 was $2.2  million and $3.7 million,  respectively, and reflects effective income tax rates of approximately
6.9% and 3.6%, respectively. The low effective rate in fiscal year 2006 and 2005 is primarily  due to the $10.2  million and $34.8  million  income effect of our increased valuation  allowances related to the net operating loss and tax credit carryforwards  and other  deferred tax assets that  management  believes are not more likely than not to be realized.

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

Liquidity and Capital Resources

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and temporary investments totaled $16.6 million and net working  capital  totaled $55.5 million at September 28, 2007.  Cash and temporary  investments  totaled  $22.8 million and net working  capital  totaled
$54.3 million at September 29, 2006.

Our net cash  provided by operating  activities  totaled  $23.9  million for the fiscal year ended  September  28, 2007  compared to $41.2 million for the fiscal year ended  September  29,  2006 and $29.7  million  for the  fiscal  year ended
September 30, 2005.  Our cash provided by operating  activities  decreased  from fiscal year 2006 to fiscal year 2007  primarily due to our increased  investment in inventory and accounts  receivable  due to higher raw material and production costs and  increased  revenues  in fiscal  2007 as compared to the impact of the decreased  investment in working  capital in fiscal 2006 from that maintained in fiscal 2005.  Our cash provided by operating  activities  increased  from fiscal year  2005 to  fiscal  year  2006  due to  improved  operating  margins  and the anticipated  lowering of our investment in working  capital,  primarily  through control of inventory  levels and management of our accounts  payable and accrued expenses.

Cash  used  in  investing  activities  principally  relates  to  investments  in production and distribution,  milling and management  information system assets.
Cash  provided by  investing  activities  principally  relates to proceeds  from disposal  of  property,  plant and  equipment.  Capital  expenditures  were $9.8 million,  $12.6  million and $12.4  million for the fiscal years 2007,  2006 and
2005,  respectively.  Proceeds on the sale of property  plant and equipment were
$0.3 million,  $8.1 million and $1.1 million in fiscal year 2007, 2006 and 2005, respectively.  During  fiscal year 2006,  we sold our Kenosha  facility for $5.0 million and sold two of our brands for $1.8 million.

Net cash used in financing activities was $21.0 million for fiscal year 2007 and
$27.8  million for fiscal year 2006 and $9.2  million for fiscal year 2005.  The
$21.0  million  of cash used in  fiscal  2007 is  primarily  a result of a $20.5 million  principal payment on our long-term debt. The $27.8 million of cash used in fiscal  2006 is  primarily a result of our $20.4  million net debt  reduction related  to our  refinancing  of our  credit  facility  in March  2006.  We also incurred  $7.4  million  for  financing  costs  related to the  credit  facility refinancing.  The $9.2 million of cash used in fiscal 2005 is primarily a result of a net $0.8 million principal payment on debt and the payment of $10.3 million in dividends.

We currently use cash  generated from  operations to fund capital  expenditures, repayment of debt and working capital requirements.

Credit agreement amendments, waivers and refinancing

On March 13, 2006, we entered into a new $295 million,  five-year  senior credit facility. The new facility replaced our $290 million senior credit facility that would have expired on October 2, 2006.

The credit  facility is  comprised of a $265 million term loan and a $30 million revolving credit facility.  The facility is secured by substantially  all of our assets and  provides  for interest at either LIBOR rate plus 600 basis points or at an alternate  base rate  calculated as prime rate plus 500 basis points.  The facility  has a five-year  term  expiring in March 2011 and does not require any scheduled  principal  payments.  Principal  pre-payments are required if certain events occur in the future,  including the sale of certain  assets,  issuance of equity  and the  generation  of  "excess  cash  flow" (as  defined in the credit agreement).  In fiscal  year  2006,  we used net  proceeds  from the sale of our
Kenosha  facility  to  reduce  the  principal  balance  of the term loan by $4.5 million without incurring pre-payment penalties

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

On December 27, 2007,  the Company and its lenders agreed to an amendment to the new credit  facility.  Under the amended  credit  facility,  we are  required to deliver our fiscal year 2005, 2006 and 2007 audited financial  statements to the lenders by June 30, 2008. If we had not, we could be in default of this covenant and could be subject to default  interest.  The  amendment  also  provides for a lower interest rate spread upon delivery of such statements.

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

The following table shows our contractual  payment obligations for our long-term debt and future  purchase  obligations  as of September  28,  2007.  Interest is calculated  based on the contractual  loan maturity at the interest rate (11.4%)
in effect at September 28, 2007 (in thousands):

   Payments Due by Period
                                                              Less than          1-3          4-5     After 5
   Certain Contractual Obligations                   Total       1 year        years        years       years
   --------------------------------                  -----       ------        -----        -----       -----

   Long-term debt                                $ 241,963    $   1,963      $     -    $ 240,000     $       -

   Interest payments                               100,068       27,393       59,394       13,281             -
   Operating leases                                  3,208        1,130        1,889          189             -
   Supply agreement                                  2,618        1,218        1,400            -             -
   Unconditional durum wheat and semolina
         purchase obligations                       71,625       67,625        2,000        2,000             -
                                                 ---------    ---------     --------    ---------     ---------

   Total contractual cash obligations            $ 419,482    $  99,329     $ 64,683    $ 255,470     $       -
                                                 =========    =========     ========    =========     =========

We were in compliance with the restrictive covenants as of September 28, 2007.

Impact of Recent Accounting Pronouncements

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
Misstatements in the Current Year Financial  Statements." SAB No. 108 was issued to address  diversity in the practice of  quantifying  materiality  of financial
statement   misstatements.   Prior  practice   allowed  for  the  evaluation  of
materiality  on the basis of either  (1) the error  quantified  as the amount by which the current year income statement was misstated ("rollover method") or (2)
the cumulative  error  quantified as the cumulative  amount by which the current years balance sheet was misstated ("iron curtain method"). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality ("dual approach").  We  considered  the  provisions of SAB No. 108, as  applicable,  in fiscal years ended September 28, 2007 and September 29, 2006.

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

Off-Balance Sheet Arrangements

At September 28, 2007, we had no off-balance sheet arrangements that have or are likely to have a material  current or future effect on our financial  condition, revenues, expenses, results of operations,  liquidity, capital expenditures,  or capital resources.

Effect of Inflation

In fiscal years 2007, 2006 and 2005, we experienced  inflationary cost increases in  certain  operating  costs,  including  raw  materials,  utilities,  freight, insurance and benefit costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Average  interest rates on borrowings  under our U.S. credit facility were 11.4%
in fiscal year 2007.  If interest  rates had been 100 basis points  higher,  our annual interest expense would have increased $1.5 million,  assuming  comparable borrowing levels during the year.

The functional  currency for our Italy  operations is the Euro. At September 28,
2007,  we had a net  investment in our Italy  operations  of (euro)26.0  million
($36.5  million).  While we have previously  managed our investment  exposure in foreign  subsidiaries  with  Euro  borrowings,  we did not have  any  such  Euro denominated  debt under the U.S. credit facility in effect at September 28, 2007 or September 29, 2006.

Our net annual transactional  exposure is approximately  (euro)4.6 million ($6.1 million).  We have  minimal  transactional  exposure to various  other  European currencies,  primarily the British pound. We may use forward purchase  contracts to manage these  exposures.  We did not have any forward  contracts at September
28, 2007.

We have  forward  contracts  for a certain  portion  of our future  durum  wheat requirements.  These  contracts are set price  contracts to deliver grain to our mill, and are not derivative in nature as they have no net settlement  provision and are not transferable. We have exposure to certain commodity fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN ITALIAN PASTA COMPANY
                   Index to Consolidated Financial Statements

                                                                            Page

Report of Independent  Registered  Public  Accounting Firm on
        Internal Controls Over Financial Reporting                            35

Report of Independent  Registered  Public  Accounting  Firm on
        the Consolidated Financial Statements                                 36

Consolidated Balance Sheets at September 28, 2007 and September 29, 2006      37

Consolidated  Statements of Operations  for the years ended
        September 28, 2007, September 29, 2006 and September 30, 2005         38

Consolidated  Statements of  Stockholders'  Equity for the years ended September 28, 2007, September 29, 2006 and September 30,
        2005                                                                  39

Consolidated  Statements of  Comprehensive  Income for the
        years ended September 28, 2007, September 29, 2006 and
        September 30, 2005                                                    40

Consolidated  Statements  of Cash Flows for the years ended
        September 28, 2007, September 29, 2006 and September 30, 2005         41

Notes to Consolidated Financial Statements                                    43

Schedule II Valuation and Qualifying Accounts                                 95

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

     We have audited  American  Italian Pasta  Company's (the Company)  internal control over  financial  reporting as of September  28, 2007,  based on criteria established in Internal Control--Integrated Framework issued by the Committee of
Sponsoring  Organizations  of  the  Treadway  Commission  (the  COSO  criteria).
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

     We  conducted  our audit in  accordance  with the  standards  of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and  perform  the audit to obtain  reasonable  assurance  about  whether effective  internal  control over  financial  reporting  was  maintained  in all material  respects.  Our audit included  obtaining an  understanding of internal control over financial  reporting,  assessing the risk that a material  weakness exists,  testing  and  evaluating  the design  and  operating  effectiveness  of internal  control  based  on  the  assessed  risk,  and  performing  such  other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

     A material  weakness is a deficiency,  or combination of  deficiencies,  in internal  control  over  financial  reporting,  such that there is a  reasonable possibility  that a material  misstatement  of the  company's  annual or interim financial  statements  will not be prevented or detected on a timely basis.  The following  material  weakness have been  identified and included in management's assessment. Management has identified material weaknesses in controls related to the  Company's  policies  and  procedures,  application  of  Generally  Accepted
Accounting Principles (GAAP), financial statement close process,  internal audit function  and  disclosures  required by GAAP.  These  material  weaknesses  were considered in determining the nature,  timing, and extent of audit tests applied in our audit of the fiscal year 2007 financial statements,  and this report does not affect our report dated June 27, 2008 on those financial statements.

     In our opinion,  because of the effect of the material weaknesses described above on the  achievement  of the objectives of the control  criteria,  American
Italian  Pasta  Company  has not  maintained  effective  internal  control  over financial reporting as of September 28, 2007, based on the COSO criteria.

                                       /s/ Ernst & Young LLP
Kansas City, Missouri
June 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

      We have audited the accompanying  consolidated  balance sheets of American
Italian  Pasta  Company (the Company) as of September 28, 2007 and September 29,
2006,  and the related  consolidated  statements  of  operations,  stockholders'
equity,  comprehensive income, and cash flows for each of the three years in the period  ended  September  28,  2007.  Our audits  also  included  the  financial statement schedule listed in the Index at Item 15(a). These financial statements
and  schedule  are  the   responsibility  of  the  Company's   management.   Our
responsibility  is to  express  an opinion  on these  financial  statements  and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of American
Italian Pasta  Company at September  28, 2007 and  September  29, 2006,  and the
consolidated  results of its operations and its cash flows for each of the three years in the period ended September 28, 2007, in conformity with U.S.  generally accepted  accounting  principles.  Also, in our opinion,  the related  financial
statement  schedule,   when  considered  in  relation  to  the  basic  financial
statements  taken as a whole,  presents  fairly  in all  material  respects  the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements,  effective
October 1, 2005 the Company  changed its method of  accounting  for  share-based payments.

      We were engaged to audit,  in accordance  with the standards of the Public
Company  Accounting  Oversight  Board  (United  States),  the  effectiveness  of
American Italian Pasta Company's internal control over financial reporting as of
September   28,   2007,    based   on   criteria    established    in   Internal
Control--Integrated   Framework   issued   by  the   Committee   of   Sponsoring
Organizations  of the  Treadway  Commission  and our report dated June 27, 2008, expressed an adverse opinion thereon.

                                       /s/ Ernst & Young LLP

Kansas City, Missouri
June 27, 2008

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     September 28, 2007    September 29, 2006
                                                                                     ------------------    ------------------
           ASSETS
           Current assets:
                Cash and temporary investments                                              $ 16,635              $ 22,805
                Trade and other receivables, net                                              38,279                32,706
                Inventories                                                                   44,443                40,638
                Prepaid expenses and other current assets                                      7,629                 6,389
                Deferred income taxes                                                          2,381                 1,156
                                                                                            --------              --------
           Total current assets                                                              109,367               103,694
           Property, plant and equipment, net                                                316,109               324,464
           Brands and trademarks                                                              83,282                82,772
           Other assets                                                                       19,205                21,039
                                                                                            --------              --------
           Total assets                                                                     $527,963              $531,969
                                                                                            ========              ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           Current liabilities:
                Accounts payable                                                            $ 19,195              $ 18,555
                Accrued expenses                                                              31,523                28,258
                Current portion of deferred revenues                                              99                    99
                Income taxes payable                                                           1,082                   715
                Current maturities of long-term debt                                           1,963                 1,782
                                                                                            --------              --------
           Total current liabilities                                                          53,862                49,409
           Long-term debt, less current maturities                                           240,000               260,500
           Deferred income taxes                                                              35,286                34,728
           Litigation settlement                                                              26,500                26,500
           Deferred revenue, less current portion                                                397                   496
                                                                                            --------              --------
           Total liabilities                                                                 356,045               371,633
           Commitments and contingencies
           Stockholders' equity:
                Preferred stock, $.001 par value:
                    Authorized shares - 10,000,000                                                 -                     -
                    Issued and outstanding shares - none
                Class A common stock, $.001 par value:
                    Authorized shares - 75,000,000                                                21                    21
                    Issued and outstanding shares - 20,832,627 and 18,674,628, respectively, at September 28, 2007; 20,779,204 and
                         18,640,660, respectively, at September 29, 2006
                Class B common stock, par value $.001
                    Authorized shares - 25,000,000                                                 -                     -
                    Issued and outstanding - none
                Additional paid-in capital                                                   247,492               245,623
                Treasury stock, 2,157,999 shares in 2007 and                                (52,029)              (51,857)
                    2,138,544 shares in 2006, at cost
                Accumulated other comprehensive income                                        15,352                10,815
                Accumulated deficit                                                         (38,918)              (44,266)
                                                                                            --------              --------
           Total stockholders' equity                                                        171,918               160,336
                                                                                            --------              --------
           Total liabilities and stockholders' equity                                       $527,963              $531,969
                                                                                            ========              ========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                    Year Ended              Year Ended              Year Ended
                                                                September 28, 2007      September 29, 2006      September 30, 2005
                                                                ------------------      ------------------      ------------------

     Revenues                                                          $ 398,122               $ 367,023              $  364,159
     Cost of goods sold                                                  308,819                 284,777                 300,151
                                                                       ---------               ---------              ----------
     Gross profit                                                         89,303                  82,246                  64,008

     Selling and marketing expense                                        21,503                  22,871                  20,342
     General and administrative expense                                   33,548                  35,459                  23,198
     Litigation settlement                                                     -                       -                  14,000
     Impairment charges to brands and trademarks                               -                     998                  88,550
     Loss on disposition of brands and trademarks                              -                   4,708                       -
     (Gains) losses related to long-lived assets                           (109)                  22,268                   9,759
     Recovery from restructuring expense                                       -                       -                   (554)
                                                                       ---------               ---------              ----------
     Operating profit (loss)                                              34,361                 (4,058)                (91,287)
     Interest expense, net                                                29,421                  29,509                  16,234
     Other (income) expense, net                                           (245)                   (913)                 (3,544)
                                                                       ---------               ---------              ----------

     Income (loss) before income taxes                                     5,185                (32,654)               (103,977)
     Income tax provision (benefit)                                        (163)                 (2,241)                 (3,730)
                                                                       ---------               ---------              ----------
     Net income (loss)                                                 $   5,348               $(30,413)              $(100,247)
                                                                       =========               =========              ==========

     Net income (loss) per common share (basic)                        $    0.29               $  (1.65)               $  (5.49)

     Weighted-average common shares outstanding                           18,673                  18,386                  18,247
                                                                       =========               =========               =========

     Net income (loss) per common share
     (assuming dilution)                                               $    0.28               $  (1.65)               $  (5.49)

     Weighted-average common shares outstanding
     (including dilutive securities)                                      18,951                  18,386                  18,247
                                                                       =========               =========               =========

     Cash dividend declared per common share                           $       -               $       -               $  0.5625
                                                                       =========               =========               =========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                                                         Year Ended             Year Ended            Year Ended
                                                                     September 28, 2007     September 29, 2006    September 30, 2005
                                                                     ------------------     ------------------    ------------------
Class A Common Shares
     Balance, beginning of year                                               20,779                 20,567                20,234
     Issuance of shares of common stock                                           54                    212                   333
                                                                           ---------             ----------              ---------
     Balance, end of year                                                     20,833                 20,779                20,567
                                                                           =========             ==========              ========

Class A Common Shares - par value
     Balance, beginning of year                                            $      21              $      21              $     20
     Issuance of shares of common stock                                            -                      -                     1
                                                                           ---------             ----------              --------
     Balance, end of year                                                  $      21              $      21              $     21
                                                                           =========              =========              ========

Additional Paid-in Capital
     Balance, beginning of year                                            $ 245,623              $ 243,708             $  240,249
     Reclassification of unearned compensation upon adoption of SFAS
     No. 123R                                                                      -                  (738)                      -
     Cancellation of shares of restricted stock                                    -                      -                  (100)
     Issuance of shares of common stock                                            -                      -                  3,953
     Re-measurement of restricted stock                                            -                      -                (1,222)
     Issuance and termination of compensatory stock options                        -                      -                   (63)
     Stock based compensation                                                  1,869                  2,653                    891
                                                                           ---------              ---------              ---------
     Balance, end of year                                                  $ 247,492              $ 245,623              $ 243,708
                                                                           =========              =========              =========

Treasury Stock, at cost
     Balance, beginning of year                                            $(51,857)              $(51,817)              $(51,657)
     Purchases of treasury stock                                               (172)                   (40)                  (160)
                                                                           ---------              ---------              ---------
     Balance, end of year                                                  $(52,029)              $(51,857)              $(51,817)
                                                                           =========              =========              =========

Unearned Compensation
     Balance, beginning of year                                            $       -              $   (738)              $ (2,240)
     Reclassification of unearned  compensation upon adoption of SFAS
     No. 123R                                                                      -                    738                      -
     Cancellation of shares of restricted stock                                    -                      -                    100
     Issuance of shares of common stock                                            -                      -                  (234)
     Re-measurement of restricted stock                                            -                      -                  1,222
     Issuance and termination of compensatory stock options                        -                      -                     63
     Earned compensation                                                           -                      -                    351
                                                                           ---------              ---------              ---------
     Balance, end of year                                                  $       -              $       -              $   (738)
                                                                           =========              =========              =========

Accumulated Other Comprehensive Income
     Foreign currency translation adjustment:
     Balance, beginning of year                                            $  10,815              $   8,705              $  10,043
     Change during the period                                                  4,537                  2,110                (1,338)
                                                                           ---------              ---------              ---------
     Balance, end of year                                                  $  15,352              $  10,815              $   8,705
                                                                           =========              =========              =========

Retained Earnings (Deficit)
     Balance, beginning of year                                            $(44,266)              $(13,853)              $  96,697
     Net income (loss)                                                         5,348               (30,413)              (100,247)
     Dividends declared                                                            -                      -               (10,303)
                                                                           ---------              ---------              ---------
     Balance, end of year                                                  $(38,918)              $(44,266)              $(13,853)
                                                                           =========              =========              =========

Total Stockholders' Equity                                                 $ 171,918              $ 160,336              $ 186,026
                                                                           =========              =========              =========
          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                         Year Ended             Year Ended            Year Ended
                                                                     September 28, 2007     September 29, 2006    September 30, 2005
                                                                     ------------------     ------------------    ------------------

     Net income (loss)                                                    $   5,348              $ (30,413)            $(100,247)

     Other comprehensive income (loss):

             Foreign currency translation adjustments                         4,537                  2,110                (1,338)
                                                                          ---------              ---------              ---------

     Comprehensive income (loss)                                          $   9,885              $(28,303)             $(101,585)
                                                                          =========              =========             ==========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                   Year Ended             Year Ended            Year Ended
                                                               September 28, 2007     September 29, 2006    September 30, 2005
                                                               ------------------     ------------------    ------------------

OPERATING ACTIVITIES:
Net income (loss)                                                     $   5,348             $ (30,413)          $ (100,247)
Adjustments to reconcile net income (loss) to net cash
       provided by operations:
       Depreciation and amortization                                     23,409                 24,895               25,132
       Amortization of deferred financing fees                            1,265                  4,216                2,051
       Non cash litigation settlement                                         -                      -               14,000
       Impairment charges to brands and trademarks                            -                    998               88,550
       Loss on disposition of brands and trademarks                           -                  4,708                    -
       (Gains) losses related to long-lived assets                        (109)                 22,268                9,759
       Losses related to disposition of spare parts                           -                      -                1,223
       Provision for (recovery of) doubtful accounts                        163                  (127)                1,806
       Provision for inventory obsolescence                                 788                  1,420               12,155
       Stock-based compensation expense                                   1,869                  2,653                1,242
       Deferred income tax expense (benefit)                              (667)                (2,410)              (4,452)
       Gains related to interest rate swap transactions                       -                  (104)              (1,671)
       (Gains) losses related to euro debt borrowing                          -                    981              (3,640)
       Changes in operating assets and liabilities:
           Trade and other receivables                                  (5,372)                  1,742                4,392
           Inventories                                                  (4,182)                  4,282              (2,338)
           Prepaid expenses and other current assets                    (1,203)                  2,079                  586
           Accounts payable and accrued expenses                          2,839                  5,244             (19,303)
           Income taxes                                                     306                  (612)                1,126

           Other                                                          (545)                  (628)                (686)
                                                                      ----------            ----------           ----------
Net cash provided by operating activities                                23,909                 41,192               29,685

INVESTING ACTIVITIES:
Additions to property, plant and equipment                              (9,836)               (12,577)             (12,379)
Proceeds from disposal of pasta brands                                        -                  1,775                    -
Proceeds from disposal of property, plant and equipment                     356                  8,122                1,107
                                                                      ----------            ----------           ----------
Net cash used in investing activities                                   (9,480)                (2,680)             (11,272)

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                -               265,000                79,962
Principal payments on debt                                             (20,500)             (285,351)              (80,760)
Dividends declared and paid                                                   -                     -              (10,303)
Proceeds from issuance of common stock net of issuance costs                  -                     -                 3,719
Purchase of treasury stock                                                (172)                   (40)                (160)
Deferred financing costs                                                  (308)                (7,369)              (1,677)
                                                                      ----------            ----------           ----------
Net cash used in financing activities                                  (20,980)               (27,760)              (9,219)
Effect of exchange rate changes on cash                                     381                    142                    5
                                                                      ----------            ----------           ----------
Net increase (decrease) in cash and temporary investments               (6,170)                 10,894                9,199
Cash and temporary investments, beginning of year                        22,805                 11,911                2,712
                                                                      ----------            ----------           ----------
Cash and temporary investments, end of year                           $  16,635            $    22,805           $   11,911
                                                                      ==========            ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $  28,151            $  22,551            $   13,019
                                                                       =========            =========            ==========
Cash paid for income taxes                                             $     165            $     694            $      378
                                                                       =========            =========            ==========
Cash received from income taxes                                        $      91            $       -            $    2,105
                                                                       =========            =========            ==========
Accrual for common stock to be issued in litigation settlement         $       -                    -            $   14,000
                                                                       =========            =========            ==========

          See accompanying notes to consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   Notes to Consolidated Financial Statements

1.    DESCRIPTION OF THE BUSINESS

American Italian Pasta Company (the "Company") is a Delaware  corporation  which began  operations in 1988. The Company  believes it is the largest  producer and marketer of dry pasta in North  America by volume and as of  September  28, 2007 had  manufacturing  and distribution  facilities  located in Excelsior  Springs,
Missouri, Columbia, South Carolina, Tolleson, Arizona, and Verolanuova, Italy.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated  financial statements include the accounts of the Company and all majority  owned  subsidiaries.  All  significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company's fiscal year ends on the last Friday of September or the first Friday of October,  resulting in a 52- or 53-week year depending on the  calendar.  The  Company's  first  three  quarters  end on the  Friday  last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter.  Fiscal years 2007, 2006 and 2005 were 52 weeks and ended
September 28, 2007, September 29, 2006 and September 30, 2005.

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

Foreign  Currency  - The  Company's  functional  currency  is the  U.S.  dollar, whereas,  the Company's foreign  operations utilize the Euro as their functional currency.  Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency,  assets and liabilities of the
Company's  foreign  operations are translated at fiscal year-end  exchange rates and income and expenses are  translated at the  weighted-average  exchange rates for the fiscal year.  Foreign  currency gains and losses  resulting from foreign currency  transactions  are included in  consolidated  operations in the year of occurrence.  The Company realized net foreign currency transaction gains of $0.1 million,  $0.9  million and $3.5  million  for fiscal year 2007,  2006 and 2005, respectively, and are reflected in the Statement of Operations under the caption other income,  net.  These  amounts  include the  gains/(losses)  related to the
Company's foreign currency forward exchange  contracts and its  euro-denominated debt, discussed below.

Use of Estimates - The  preparation of financial  statements in conformity  with accounting  principles  generally  accepted in the United  States  requires  the
Company to make estimates and  assumptions  that affect the amounts  reported in the financial  statements and  accompanying  notes.  Actual results could differ from those estimates.

Risks and  Uncertainties  - The Company  grants credit to certain  customers who meet the Company's  pre-established credit requirements.  Generally, the Company does not require  collateral  when trade credit is granted to customers.  Credit losses are provided for in the financial  statements  when  determined  and have generally  been within  management's  expectations.  The  allowance for doubtful accounts  at  September  28, 2007 and  September  29,  2006 was  $1,870,000  and
$1,989,000,  respectively  and is  netted  against  accounts  receivable  in the consolidated balance sheet.  Uncollectible  accounts are written-off against the allowance for doubtful  accounts after  collection  efforts have been exhausted.
For the fiscal  years  2007,  2006 and 2005,  bad debt  expense  (recovery)  was
$163,000,  $(127,000) and  $1,806,000,  respectively.  At September 28, 2007 and
September 29, 2006, 21% and 23%,  respectively,  of trade and other  receivables were due from two customers.

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

Managing Cash Flow Risks - At September  28, 2007 and  September  29, 2006,  the
Company did not have foreign  currency  contracts.  At September  30, 2005,  the
Company had forward  contracts with a fair value of $(597,000)  reflected in its consolidated  balance sheets under the caption accrued expenses.  The settlement of  derivative  contracts is reflected in the  consolidated  statements  of cash flows as an operating cash flow.

At September 28, 2007 and September 29, 2006,  the Company did not have interest rate swap agreements.  At September 30, 2005, the Company had interest rate swap agreements that  effectively  convert a portion of its  floating-rate  debt to a fixed-rate  basis over the term of the related debt,  thus minimizing the impact of interest rate changes on future interest expense.

Managing Currency Risk Associated with the Investment in Foreign Operations - At
September  28,  2007  and  September  29,  2006,  the  Company  did not have any long-term  debt  obligations  in Euros.  At September 30, 2005,  long-term  debt included  obligations  of  (euro)59,200,000  ($71,200,000).  Changes in the U.S.
dollar equivalent of these euro-based borrowings were recorded as a component of other expense in the fiscal 2005 consolidated statement of operations.

Financial   Instruments  -  The  carrying  value  of  the  Company's   financial
instruments,   including  cash  and  temporary  investments,   trade  and  other
receivables,   accounts   payable  and  long  term  debt,  as  reported  in  the
accompanying consolidated balance sheets at September 28, 2007 and September 29,
2006, approximates fair value.

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

Plant and mill equipment also includes spare parts, recorded at lower of average cost or realizable  value,  which parts are not  depreciated,  but expensed when placed in service.  The Company  periodically reviews its spare parts for excess and  obsolete  items  and  provides  reserves  to  reduce  such  items  to their recoverable  amounts.  At September 28, 2007 and September 29, 2006, the reserve was $1.1 million and $1.3 million, respectively.

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

In conjunction  with the  restructuring  and  rightsizing  program,  the Company temporarily suspended full operations at its Kenosha,  Wisconsin,  manufacturing facility in the fourth  fiscal  quarter of 2004 and then  partially  reactivated this facility in October 2004. In fiscal year 2006, the Company decided to close the Kenosha  plant.  The Kenosha plant and remaining  assets were sold in fiscal year 2006 and a pre-tax  loss of  $15,566,000  was  recorded in fiscal year 2006 related to the impairment and sale. The Company  received net cash proceeds from the sale of  $5,031,000.  Until the shut down of its  Kenosha  plant the Company purchased  semolina for that plant from Horizon  Milling,  LLC under a long-term supply agreement.  In August 2006, the Company advised Horizon that the economic and  business  circumstances  had  changed  since  commencement  of  the  supply agreement,  that it was invoking the material  adverse  effect  provision of the supply agreement and that it had sold the facility.  Horizon made a demand for a purchase  deficiency of $0.5 million from the contract year ending September 30,
2006,  and asserted that an  additional  deficiency of $2.1 million will be owed through  September  2009.  Horizon  has  asserted  its claims in an  arbitration proceeding  for which a hearing was held  November 13 and 14, 2007.  On December
21, 2007, the arbitrator ruled in favor of Horizon.  The Company is obligated to satisfy its minimum  purchase  requirements  for the purchase  deficiencies  for fiscal years 2006 and 2007 totaling $1.2 million  (which were paid in the second quarter of fiscal year 2008) and purchase deficiencies for fiscal years 2008 and
2009  totaling  $1.4  million,  which  will  be  due at  the  conclusion  of the respective  fiscal  years.  As a result,  the  Company  recorded a $2.6  million liability  related to the  cancellation of the durum supply  agreement in fiscal year 2006.

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

Share-Based Compensation - On October 1, 2005 the Company adopted SFAS No. 123R,
"Share-Based  Payment,"  which is a revision  of SFAS No. 123,  "Accounting  for
Stock-Based  Compensation" using the modified  prospective method. The effect of adopting  SFAS No.  123R in  fiscal  year 2006 was an  increase  to  expense  of
$1,761,000.  The effect on basic and diluted earnings per share was $0.10. There is no tax  impact to this  charge as  deferred  income  tax  benefits  otherwise provided are offset by the  valuation  allowances  as discussed in Note 13. SFAS
No. 123R requires all  share-based  payments to employees,  including  grants of employee stock options,  to be recognized in the income statement under the fair value method.  Under this transition method,  the related  compensation cost for fiscal years 2006 and 2007 includes  each year's  portion of the expense for all awards  granted  prior to October 1, 2005 and not yet vested as of that date, as well as, all  applicable  awards  granted or modified  after such adoption date.

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

Under  SFAS No.  123R,  share-based  compensation  recognized  in the  Company's results is based on awards ultimately expected to vest, and accordingly has been reduced for  estimated  forfeitures.  SFAS No. 123R requires  forfeitures  to be estimated at the time of grant and revised  appropriately in subsequent  periods if actual  forfeitures  differ from those estimates.  Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.

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

Prior to fiscal year 2006, the Company modified certain share-based compensation awards  in  connection  with  the  termination  of  certain  employees.  At  the modification date of these awards, the Company applied the provisions of APB No.
25 and related FASB Interpretation No. 44,  "Stock-Based  Compensation" and EITF
No. 00-23,  "Issues Related to the Accounting for Stock  Compensation  under APB
Opinion No. 25 and FASB  Interpretation  No. 44",  which  generally  require the intrinsic  value of the award to be  recognized as  compensation  expense on the date of modification.

In addition, the Company has granted share-based  compensation awards to certain non-employee  consultants.  The Company  follows the guidance in EITF No. 96-18,
"Accounting for Equity  Instruments  That Are Issued to Other Than Employees for
Acquiring,  or in Conjunction with Selling,  Goods or Services".  Under EITF No.
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

Advertising  Costs -  Advertising  costs are expensed as  incurred.  Advertising costs were  $2,315,000  in fiscal year 2007,  $3,743,000 in fiscal year 2006 and
$3,294,000 in fiscal year 2005.

Shipping and Handling  Costs - Costs  incurred  related to shipping and handling are included in cost of goods sold in the Company's  consolidated  statements of operations.

Net  Income  (Loss) Per Common  Share - Net  income  (loss) per common  share is calculated using the  weighted-average  number of common shares and, in the case of  diluted  net  income  per share,  common  equivalent  shares,  to the extent dilutive, outstanding during the periods. There were 278,000 dilutive securities consisting of options and stock appreciation  rights included in the calculation of diluted  weighted  average common shares for fiscal year 2007.  There were no dilutive securities in fiscal years 2006 and 2005. See Note 15.

Antidilutive shares comprised of stock options and stock appreciation rights for fiscal  year  2007  were  940,163  with  prices  ranging  from  $12.23 - $43.32.
Antidilutive shares comprised of stock options and stock appreciation rights for fiscal year 2006 were  1,125,345  with prices  ranging  from $8.05 - $43.32.
Antidilutive  shares for fiscal year 2005 were  1,714,054,  with prices  ranging from $21.88 - $43.32.

Impact of Recent  Accounting  Pronouncements  - In June  2006,  the FASB  issued
Financial  Accounting  Board  Interpretation  ("FIN")  No. 48,  "Accounting  for
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

4.  CHANGE IN ACCOUNTING PRINCIPLE AND METHOD OF ACCOUNTING

Effective  October 1, 2005 (fiscal year 2006), the Company  voluntarily  changed its method of accounting  for certain  warehousing  costs,  principally  storage costs.  Prior to this change,  the Company  capitalized  warehousing  costs as a component of finished goods inventory. Beginning in fiscal year 2006, such costs are reflected as a period expense.  The Company  believes that reflecting  these warehousing costs as a period expense is an improvement in presenting financial  condition  and results of  operations,  particularly  with respect to providing a more  accurate  reflection  of the carrying  value of inventory on a lower of cost or market basis, the costs of storing inventory  subsequent to the cessation of the production  process and the cost of goods  ultimately sold. The
Company also believes this produces a better  matching of the costs  incurred to manufacture inventories with the revenues generated upon their sale, and is more reflective  of the  substance  of both the  storage  of such  goods for  varying periods of time prior to  customer  demand and the gross  profit  realized  upon their ultimate sale. SFAS No. 154,  "Accounting  Changes and Error Corrections,"
issued by the FASB in May 2005, requires that voluntary changes in an accounting principle are to be applied  retrospectively to prior financial statements.  The effect of the change was to  increase  (decrease)  net  income by  $131,000  and
$(118,000)  for  fiscal  years  2006 and  2005,  respectively.  The  retroactive application to beginning  retained earnings as of October 2, 2004, the first day of fiscal year 2005,  was a decrease  of  $798,000.  The effect on earnings  per share  assuming  dilution  was $0.01 and $(0.01) for fiscal years 2006 and 2005,
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

During  fiscal  year 2005,  the Company  recorded  $554,000 of income due to the restructuring.  The 2005  income  results  from a  reduction  in the total costs originally  provided in fiscal year 2004 due to lower  severance and termination benefits than expected and a reduction in supply  agreement  costs due to higher than  anticipated  level of operations at the Kenosha plant in fiscal year 2005.
There was no remaining  liability related to this  restructuring and rightsizing program at September 28, 2007 or September 29, 2006.

6.  INVENTORIES

Inventories consist of the following (in thousands):

                                                                   September 28, 2007      September 29, 2006
                                                                   ------------------      ------------------

   Finished goods                                                         $ 30,713            $   29,373
   Raw materials, additives, packaging materials and work-in-process        14,373                12,764
   Reserves for slow-moving, damaged and discontinued inventory              (643)               (1,499)
                                                                        ----------            ----------
                                                                        $   44,443            $   40,638
                                                                        ==========            ==========

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                   September 28, 2007      September 29, 2006
                                                                   ------------------      ------------------

   Land and improvements                                                $   11,867             $  11,603
     Buildings                                                             112,434               108,722
   Plant and mill equipment                                                348,617               337,866
   Furniture, fixtures and equipment                                        30,848                27,118
                                                                        ----------            ----------
                                                                           503,766               485,309
   Accumulated depreciation                                              (199,369)             (176,782)
                                                                        ----------            ----------
                                                                           304,397               308,527
   Spare parts, net of reserve                                               8,154                 7,824
   Construction in progress                                                  3,558                 8,113
                                                                        ----------            ----------
                                                                        $  316,109            $  324,464
                                                                        ==========            ==========

The Company  capitalizes  interest costs  associated with the  construction  and installation  of property,  plant and  equipment.  During the fiscal years ended
September  28,  2007,  September  29, 2006 and  September  30,  2005,  $789,000,
$489,000 and $584,000, respectively, of interest cost was capitalized.

Depreciation  expense for the fiscal years ended  September 28, 2007,  September
29, 2006 and September 30, 2005, was  $21,758,000,  $22,472,000 and $22,882,000,
respectively. Plant and mill equipment, at cost, includes the write-down to fair value due to impairment  amounting to $3,966,000 and $5,245,000 at September 28,
2007 and  September  29,  2006,  respectively,  related  to  impairment  charges recorded in years prior to fiscal  2007.  The  impairment  charge is recorded in losses related to long-lived assets in the accompanying  consolidated statements of operations. There were no impairment write-downs during fiscal year 2007.

In the second quarter of fiscal 2006,  the Company  decided to close the Kenosha facility and recognized an impairment loss based on the estimated fair value. In
April 2006, this facility was permanently closed and certain equipment was moved to the Company's other manufacturing facilities. The Kenosha plant and remaining assets  were sold in fiscal  year 2006 and a  pre-tax  loss of  $15,566,000  was recorded in fiscal year 2006  related to the  impairment  and sale.  The Company received net cash proceeds from the sale of $5,031,000.

The Company maintains certain property,  plant and equipment in Italy with a net book value  totaling  $43,836,000  and  $41,638,000  at  September  28, 2007 and
September 29, 2006, respectively.

8.  OTHER ASSETS

Other assets consist of the following (in thousands):
                                                                   September 28, 2007      September 29, 2006
                                                                   ------------------      ------------------

Package design costs                                                    $   12,713            $   11,488
Deferred debt issuance costs                                                 6,406                 6,098
Insurance settlement                                                        12,500                12,500
Other                                                                        1,173                 1,692
                                                                        ----------            ----------
                                                                            32,792                31,778
Accumulated amortization                                                  (13,587)              (10,739)
                                                                        ----------            ----------
                                                                        $   19,205            $   21,039
                                                                        ==========            ==========

Package design costs relate to certain  incremental  third party costs to design artwork and produce die plates and negatives  necessary to manufacture and print packaging materials according to the Company and customer specifications.  These costs are amortized  ratably over a three year period. In the event that product packaging  is  discontinued  prior to the end of the  amortization  period,  the respective  package design costs are written off.  Package design costs,  net of accumulated  amortization,  were $2,079,000 and $2,418,000 at September 28, 2007 and September 29, 2006,  respectively.  Annual  amortization  of package  design costs is estimated to be $1,186,000,  $586,000 and $307,000 in fiscal year 2008,
2009 and 2010, respectively.

Deferred debt issuance  costs relate to the Company's  long-term debt and credit facilities  and are amortized  over the term of the credit  facility  which is a five-year  period  ending  March  2011.  Annual  amortization  is  recorded as a component of interest expense.  Deferred debt issuance costs, net of accumulated amortization  at September 28,

2007 and September 29, 2006, were $4,484,000 and $5,441,000,  respectively.  The
Company  refinanced  its credit  facility and  long-term  debt in March 2006 and charged income for the remaining unamortized deferred debt issuance cost at that time.

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

9.  ACQUISITIONS - BRANDS AND TRADEMARKS

In accordance with SFAS No. 142,  "Goodwill and Other  Intangible  Assets",  the
Company  assigned an indefinite  life to trademarks and brand names,  previously acquired  by the  Company,  and  accordingly,  records no  amortization  expense related to these assets.  The  trademarks and brand names are the Company's only intangible assets.

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

The Company sold the Mrs.  Leeper's brand and Eddie's Spaghetti brand trademarks and related  inventory  in fiscal year 2006 for $1.8 million in net proceeds and recorded a write-down of  approximately  $4.7 million related to brands and $0.3 million  related  to the  write-off  of the  unamortized  non-compete  agreement obtained in connection with this brand acquisition.

The  Company  performed  its fiscal  year 2006  annual  review of its brands and trademarks based on the fiscal year 2007 business plan and forecasts. The result of this review was a brand impairment of $1.0 million.

The  Company  performed  its fiscal  year 2007  annual  review of its brands and trademarks  based on the fiscal year 2008  business  plan and  forecasts,  which indicated no brand impairment in fiscal year 2007.

10.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                     September 28, 2007       September 29, 2006
                                     ------------------       ------------------

       Accrued promotional costs           $  10,389                $  9,370
       Accrued interest expense                3,969                   4,479
       Accrued bonus expense                   5,290                   3,216
       Other accrued expenses                 11,875                  11,193
                                           ---------                --------
                                           $  31,523                $ 28,258
                                           =========                ========

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                     September 28, 2007       September 29, 2006
                                                     ------------------       ------------------

       Borrowings under U.S. credit facility            $    240,000             $    260,500
       Borrowings under Italian credit facility                1,963                    1,782
                                                        ------------             ------------
                                                             241,963                  262,282
       Less current portion                                    1,963                    1,782
                                                        ------------             ------------
                                                        $    240,000             $    260,500
                                                        ============             ============

On March 13, 2006, the Company entered into a new $295 million, five-year senior credit facility.  The facility replaced the Company's $290 million senior credit facility  that would have  expired on October 2, 2006.  The credit  facility  is comprised  of a $265  million  term  loan  and a $30  million  revolving  credit facility.  The facility is secured by substantially  all of the Company's assets and  provides  for interest at either LIBOR rate plus 600 basis points or at the agent  bank's  base rate  calculated  as prime rate plus 500 basis  points.  The facility  has a five-year  term  expiring in March 2011 and does not require any scheduled  principal  payments.  Principal  pre-payments are required if certain events occur in the future,  including the sale of certain  assets,  issuance of equity  and the  generation  of  "excess  cash  flow" (as  defined in the credit agreement).  The Company used net proceeds from the sale of its Kenosha facility in fiscal  year 2006 to reduce  the  principal  balance of the term loan by $4.5 million  without  incurring  pre-payment  penalties.  The credit  facility  also includes a quarterly unused commitment fee equal to 1% times the amount by which the  credit  facility  commitment  exceeds  the total of  outstanding  loans and outstanding  letters of credit as defined in the agreement.  As of September 28,
2007 and  September  29,  2006,  the  Company  had an  Italian  credit  facility
providing   for   available   borrowing  of  $7.0  million  and  $6.4   million,
respectively. The Italian credit facility is secured by Italian receivables. The interest rates in effect at September 28, 2007 and September 29, 2006 were 11.4%
and 11.3%,  respectively,  on the U.S.  credit  facility.  The interest rates in effect  at  September  28,  2007 and  September  29,  2006  were  5.1% and 3.7%, respectively, on the Italian credit facility.

The Company's  credit  facility  contains  restrictive  covenants which include, among  other  things,  financial  covenants  requiring  minimum  and  cumulative earnings levels and limitations on the payment of dividends, stock purchases and its ability to enter into certain contractual arrangements. The Company does not currently expect these  limitations to have a material effect on its business or results of  operations.  The  Company  was in  compliance  with its  restrictive covenants  under the credit  facility at September  28, 2007 and  September  29,
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

The Company  also has  outstanding  letters of credit  that total  approximately
$2,456,000  and  $1,531,000  at  September  28,  2007 and  September  29,  2006,
respectively.

Annual maturities of long-term debt obligations for each of the next five fiscal years  reflecting  the terms of the  credit  facility  discussed  above,  are as follows (in thousands):

        2008            $   1,963
        2009                    -
        2010                    -
        2011              240,000
        2012                    -
                        ---------
                        $ 241,963
                        =========

12.  CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

On October 28, 2000,  the U.S.  government  enacted the  "Continued  Dumping and
Subsidy Offset Act of 2000" (the "Act"),  commonly known as the Byrd  Amendment, which provides that assessed  anti-dumping and subsidy duties  liquidated by the
Department  of Commerce on Italian and Turkish  imported  pasta after October 1,
2000  will be  distributed  to  affected  domestic  producers.  The  legislation creating the dumping and subsidy  offset  payment  provides for annual  payments from the U.S.  government.  The  Company  recognized  revenue  under  the Act of
$2,959,000,  $2,628,000  and  $1,043,000  in fiscal  years 2007,  2006 and 2005, respectively.  Effective October 1, 2007, the Act was repealed, resulting in the discontinuation  of future  distributions  to affected  domestic  producers  for duties assessed after such date.

13.  INCOME TAXES

Significant   components  of  the  income  tax  provision  are  as  follows  (in thousands):

                                                 Year ended               Year ended                Year ended
                                             September 28, 2007       September 29, 2006        September 30, 2005
                                             ------------------       ------------------        ------------------

Current income tax expense (benefit):
     U.S.                                          $   452                    $    89                   $   581
     Foreign                                            52                         80                       141
                                                   -------                    -------                   -------
                                                       504                        169                       722
                                                   -------                    -------                   -------

Deferred income tax expense (benefit):
     U.S.                                            (722)                    (2,719)                   (4,655)
     Foreign                                            55                        309                       203
                                                   -------                    -------                   -------
                                                     (667)                    (2,410)                   (4,452)
                                                   -------                    -------                   -------

Net income tax expense (benefit)                   $ (163)                   $(2,241)                  $(3,730)
                                                   =======                   ========                  ========

Deferred  income  taxes  reflect  the net tax effects of  temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                    September 28, 2007      September 29, 2006
                                                    ------------------      ------------------

Deferred tax assets:
      Net operating loss carryforwards                $     42,018               $   46,309
      Tax credit carryforwards                              15,226                   15,127
      Inventory valuation                                    1,088                    1,274
      Stock-based compensation                               2,934                    2,456
      Intangible assets                                      8,277                   12,536
      Accounts receivable valuation                          2,330                    2,399
      Prepaid expenses and other current assets              2,357                      509
      Other                                                  5,184                    5,085
                                                      ------------               ----------
                                                            79,414                   85,695
      Valuation allowance                                 (49,759)                 (52,333)
                                                      ------------               ----------
Total deferred tax assets                                   29,655                   33,362
                                                      ------------               ----------

Deferred tax liabilities:
         Tangible assets                                    62,560                   66,934
                                                      ------------               ----------
Net deferred tax liabilities                          $     32,905               $   33,572
                                                      ============               ==========

The  following  is the  component  of income  (loss)  before  income tax expense
(benefit) for domestic and foreign operations:

                             Year ended              Year ended             Year ended
                         September 28, 2007      September 29, 2006     September 30, 2005
                         ------------------      ------------------     ------------------

           Domestic         $     5,666              $ (31,565)             $ (104,883)
           Foreign                (481)                 (1,089)                     906
                            -----------              ----------             -----------
                            $     5,185              $ (32,654)             $ (103,977)
                            ===========              ==========             ===========

The  reconciliation  of income tax  computed at the U.S.  statutory  tax rate to income tax expense is as follows (in thousands):

                                                   Year ended            Year ended             Year ended
                                               September 28, 2007    September 29, 2006     September 30, 2005
                                               ------------------    ------------------     ------------------

Income / (loss) before income taxes                   $  5,185          $   (32,654)             $ (103,977)
U.S. statutory tax rate                                  X 35%                 X 35%                   X 35%
                                                      --------          ------------             -----------
Federal income tax expense / (benefit) at
U.S. statutory rate                                      1,815              (11,429)                (36,392)
State income tax expense / (benefit),
  net of federal tax effect                                (5)                 (969)                 (2,251)
Foreign tax rate differential                              365                 (173)                    (71)
Change in valuation allowance                          (2,574)                10,237                  34,756
Tax credits                                                  -                  (62)                    (36)
Other, net                                                 236                   155                     264
                                                      --------          ------------             -----------
Total income tax expense / (benefit)                  $  (163)          $    (2,241)             $    (3,730)
                                                      ========          ============             ============

The income tax benefit  related to stock option  deductions for fiscal year 2005 initially  recorded as an increase to additional  paid-in capital has been fully offset by a  valuation  reserve to reduce the amount of the  deferred  tax asset otherwise recorded in the amount of $1,315,000,  as the Company does not believe it is more likely than not that the net operating  loss related  thereto will be utilized prior to expiration. There are no such stock option deductions recorded in fiscal years 2007 and 2006.

The Company had federal net operating  loss  carryforwards  of  $103,553,000  at
September 28, 2007, expiring in 2024 through 2027, and $115,586,000 at September
29, 2006,  expiring in 2024 and 2026.  A partial  valuation  allowance  has been established against the federal net operating loss carryforward at September 28,
2007 and  September  29, 2006 as the Company  does not believe it is more likely than not that the carryforward  will be utilized prior to expiration.  In making this  determination,  the Company did not consider  future taxable income due to the  existence of a  three-year  cumulative  loss as of  September  28, 2007 and
September 29, 2006. The Company only considered  taxable income to the extent of reversals of net temporary differences in existence as of September 28, 2007 and
September 29, 2006.

The Company had various state net operating loss  carryforwards  of $160,903,000 at September 28, 2007 and  $170,296,000 at September 29, 2006, that have various expiration dates from 2008 to 2027. The realizability of these losses is subject to the Company's  ability to generate taxable income in future years and is also dependant upon the Company's  continued  business activity in each state and its corresponding  apportioned  taxable  income  in  each  state.  A full  valuation allowance has been established against these net operating loss carryforwards at
September 28, 2007 and September 29, 2006, as the Company does not believe it is more likely than not that they will be utilized prior to expiration.

The Company had AMT credit  carryforwards  of  $10,376,000  and  $10,277,000  at
September  28, 2007 and  September  29, 2006,  respectively,  with no expiration date. A partial valuation  allowance has been established  against these credits at September  28, 2007 and September 29, 2006 as the Company does not believe it is more likely than not that these  credits  will be fully  utilized.  In making this  determination,  the Company did not consider  future taxable income due to the  existence of a  three-year  cumulative  loss as of  September  28, 2007 and
September 29, 2006. The Company only considered  taxable income to the extent of reversals of net temporary differences in existence as of September 28, 2007 and
September 29, 2006.

The  Company  had  general  business  credit  carryforwards  of $705,000 at both
September 28, 2007 and September 29, 2006,  with various  expiration  dates from
2013 to 2023. A full  valuation  allowance  has been  established  against these credits as of September  28, 2007 and September 29, 2006 as the Company does not believe it is more likely than not

that  these  credits  will be  utilized  prior to  expiration.  In  making  this determination,  the Company considered that the net operating loss carryforwards existing at September 28, 2007 and September 29, 2006 would be utilized prior to the  utilization  of the  general  business  credit  carryforwards  and  general business credit  carryforwards  are set to expire prior to the expiration of the net operating loss carryforwards.

At September 28, 2007 and  September 29, 2006,  the Company had state tax credit carryforwards  of  $4,145,000  that have varying  expiration  dates from 2011 to
2020. A full valuation  allowance has been established against these credits for both years as the Company does not believe it is more likely than not that these credits will be utilized prior to expiration

No U.S. income taxes have been provided on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. Any taxes paid to foreign governments  on those  earnings  may be used,  in whole or in part,  as  credits against the U.S. tax on any dividends distributed from earnings. The Company did not have undistributed earnings at September 28, 2007.

14.  COMMITMENTS AND CONTINGENCIES

Purchase and Supply Agreements:

The  Company  had  durum  wheat  and  semolina  purchase   commitments  totaling
approximately  $72.6  million  and  $30.0  million  at  September  28,  2007 and
September 29, 2006, respectively.

Under agreements with one of its primary rail carriers, the Company is obligated to transport  substantially all wheat volumes  purchased on these carriers.  The
Company was in compliance with these obligations at September 28, 2007.

The Company  purchases  its raw material  requirements  (including  semolina and semolina/flour blends) for its Tolleson, Arizona facility from Bay State Milling
Company  under the terms of a  long-term  supply  agreement  (10-year  term with renewal  provisions).  The Company is  obligated  to purchase  80% of its annual
Tolleson  requirements  for semolina from Bay State with an annual minimum of 50 million pounds.  The Company has satisfied its minimum  requirements  for fiscal years 2007, 2006 and 2005. In the event Bay State's  ownership  changes or under performs,  the  Company  has  contractual  rights  to  purchase  the  mill at an established book value less applicable depreciation to that point.

Operating Leases:

The Company leases office space,  computer equipment and other equipment,  under lease agreements  accounted for as operating leases.  The office lease agreement contains renewal options and rental  escalation  clauses,  as well as provisions for the payment of utilities,  maintenance  and taxes. As of September 28, 2007, the  Company's  future  minimum  rental  payments  due under the  non-cancelable operating lease agreements consist of the following (in thousands):

                                    2008             $ 1,130
                                    2009               1,104
                                    2010                 785
                                    2011                 188
                                    2012                   1
                                 Thereafter                -
                                                     -------
                                                     $ 3,208
                                                     =======

Rent  expense  was  approximately  $1.2  million  for fiscal  year 2007 and $1.1 million for each of the fiscal years 2006 and 2005.

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

On  September  28, 2005 the Company  entered into a  consulting  agreement  with
Alvarez & Marsal LLC, to provide  management  services and a co-chief  executive officer.  The agreement  calls for fees and incentive  cash bonuses,  as well as warrants for the Company's  stock,  which  warrants are described  more fully in
Note 20, Restricted Stock and Warrants.

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

The  assumptions  used to  record  share-based  compensation  expense  for stock options and stock  appreciation  rights under SFAS No. 123R for fiscal year 2007 and 2006 and  present  the pro forma  information  under SFAS No. 123 for fiscal year 2005 are as follows:

                                            Risk-Free     Dividend                 Expected Life     Black Scholes
                                          Interest Rate     Yield     Volatility      (years)           Values
                                          ---------------------------------------------------------------------------
   Fiscal Year 2005 Weighted Average          3.93%         2.0%         34.9%          4.3             $ 7.99
   Fiscal Year 2006 Weighted Average          4.70%         0.0%         45.9%          4.5             $ 1.69
   Fiscal Year 2007 Weighted Average          4.65%         0.0%         39.2%          4.4             $ 3.56

A summary of the Company's stock option activity, and related information, is as follows:

                                                                                           Weighted
                                                                                            Average
                                                                                           Remaining
                                                                        Weighted          Contractual
                                                     Number of          Average              Term
                                                       Shares        Exercise Price       (in years)
                                                       ------        --------------       ----------

           Outstanding at September 29, 2006          1,094,630           $30.16
                Exercised                                     -                -
                Granted                                       -                -
                Cancelled/Expired                     (154,466)           $29.98
                                                      ---------
           Outstanding at September 28, 2007            940,164           $30.19                4.3
                                                      =========

           Vested or expected to vest at                930,664           $30.20                4.3
           September 28, 2007

           Exercisable at September 28, 2007            865,949           $30.28                4.1

There is no aggregate  intrinsic  value for any options  outstanding,  vested or expected to vest,  or  exercisable  at September 28, 2007 as the market price of the  Company's  stock,  on that date,  was less than the  exercise  price of all outstanding options.

There was no  weighted-average  grant date fair value of options in fiscal  year
2007 and  fiscal  year 2006 as no  options  were  issued  during  the year.  The weighted-average grant date fair value of options granted during the fiscal year
2005 was $7.99.  There was no  intrinsic  value of stock  options  exercised  in fiscal year 2007 and 2006 as no stock options were exercised during those years.
The total intrinsic value of stock options exercised in the fiscal year 2005 was
$4,630,000.  No cash was  received in fiscal  2007 and 2006 as no stock  options were exercised  during those years.  The Company recorded cash received from the exercise of stock options of $3,550,000 in the fiscal year 2005.

The total fair value of options that vested  during the fiscal years 2007,  2006 and 2005 was $1.4 million, $1.9 million, and $5.6 million, respectively.

The following table summarizes  outstanding and exercisable options at September
28, 2007:

                                Options Outstanding                           Options Exercisable
                                -------------------                           -------------------
                                      Weighted                                        Weighted
                                      Average                                          Average       Weighted
                                    Contractual       Weighted                      Contractual       Average
                       Number           Life          Average          Number           Life         Exercise
 Exercise Prices     Outstanding     (in years)    Exercise Price    Exercisable     (in years)        Price
 ---------------     -----------     ----------    --------------    -----------     ----------        -----

$   12.23-18.50         134,736        1.5           $ 18.24           134,736              1.5        $ 18.24
$   19.70-24.38          58,550        1.7           $ 22.43            55,700              1.4        $ 22.49
$   25.00-28.68         240,297        4.5           $ 26.36           213,457              4.2        $ 26.24
$   28.90-36.00         130,400        6.1           $ 30.40            94,475              5.8        $ 30.95
$   36.81-43.32         376,181        5.0           $ 38.05           367,581              5.0        $ 38.05

Under SFAS No. 123R,  the Company  recognized  compensation  expense  related to stock  option  awards  of  $972,000  and  $1,797,000  in  fiscal  2007 and 2006, respectively.

Prior to the  implementation  of SFAS No. 123R,  the Company had issued  certain stock option awards whereby the exercise price was less than the market price on the  measurement  date. The Company has recognized  total  compensation  expense related to stock option awards of $731,000 in fiscal year 2005.  The Company has recognized  expense  related to other stock  awards of  $200,000,  $140,000  and
$160,000 in fiscal years 2007, 2006 and 2005, respectively.

A summary of the  Company's  stock  appreciation  rights  activity,  and related information, is as follows:

                                                                                                           Weighted
                                                                                                           Average
                                                                        Weighted         Aggregate        Remaining
                                                     Number of          Average          Intrinsic     Contractual Term
                                                      Shares         Exercise Price        Value          (in years)
                                                      ------         --------------        -----          ----------

           Outstanding at September 29, 2006            789,615          $5.66
                Exercised                                     -              -
                Granted                                 526,944          $8.96
                Cancelled/Expired                      (85,776)          $6.63
                                                     ----------
           Outstanding at September 28, 2007          1,230,783          $7.00          $ 1,894,000           5.8
                                                     ==========

           Vested or expected to vest                 1,085,729          $6.99          $ 1,684,000           5.8

           Exercisable                                   97,552          $5.70          $   248,000           5.5

The following table summarizes  outstanding and exercisable  stock  appreciation rights at September 28 2007:

                      Stock Appreciation Rights Outstanding                      Exercisable
                      -------------------------------------                      -----------
                                      Weighted                                        Weighted
                                      Average                                         Average        Weighted
                                    Contractual       Weighted                      Contractual      Average
                       Number           Life          Average          Number           Life         Exercise
 Exercise Prices     Outstanding     (in years)    Exercise Price    Exercisable     (in years)        Price
 ---------------     -----------     ----------    --------------    -----------     ----------        -----

$ 5.50- 8.40            748,184           5.5        $ 5.71             97,552             5.5         $5.70
$ 7.47- 9.02            482,599           6.3        $ 9.01                  -               -         $   -

The weighted average fair value for stock appreciation  rights granted was $3.56 and $1.69 for the fiscal years ended September 28, 2007 and September 29, 2006.

As of September  28, 2007,  the Company had  $2,152,000  of future  unrecognized compensation costs related to stock options and stock appreciation rights. These costs are  expected  to be  recognized  over a weighted  average  period of 2.80 years.

In the first half of fiscal year 2008,  the Company  granted stock  appreciation rights with respect to 954,868  shares of common  stock with a weighted  average exercise price of $7.43.

The pro forma information  regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 as required for fiscal 2005.
The fair value for these  options  was  estimated  at the date of grant  using a
Black-Scholes option pricing model.

The Company's pro forma information follows (in thousands,  except for per share information):

                                                             September 30, 2005
                                                             ------------------

     Net income (loss) as reported                                $ (100,247)
     Total stock based compensation expense
        included in net income, net of related tax effects              1,242
     Deduct stock based compensation expense
        determined  under fair value based method for all
        awards, net of related tax effects                            (5,877)
                                                                  -----------

     Pro forma net income (loss)                                  $ (104,882)
                                                                  ===========

     Basic earnings (loss) per share:
        As reported                                               $    (5.49)
        Pro forma                                                 $    (5.75)
     Diluted earnings (loss) per share:
        As reported                                               $    (5.49)
        Pro forma                                                 $    (5.75)

There is no income tax effect provided above related to the actual and pro forma compensation  as deferred income tax benefits  otherwise  provided are offset by valuation allowances as discussed in Note 13.

16.  EMPLOYEE BENEFIT PLANS

The Company has a defined  contribution  plan organized  under Section 401(k) of the Internal Revenue Code covering substantially all employees.  The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service.  The Company currently matches 50% of the employee  contributions,  which is not to exceed 6% - 12% of the  employee's salary,  depending on the length of the employee's  service to the Company.  The
Company may contribute  additional amounts to the plan as determined annually by the Board of  Directors.  Employer  contributions  related  to the plan  totaled
$764,000,  $726,000  and  $706,000  for the  years  ended  September  28,  2007,
September 29, 2006 and September 30, 2005, respectively.

The Company  sponsors an Employee  Stock Purchase Plan ("ESPP") which offers all employees the election to purchase the Company  common stock at a price equal to
90% of the  market  value on the last day of the  calendar  quarter.  Authorized shares  under this plan were  100,000.  During  fiscal  year 2005,  the  Company suspended the ESPP.

17.  STOCK REPURCHASE PLAN AND TREASURY SHARES

In October 2002, the Company's  Board of Directors  authorized up to $20,000,000 to implement a common stock  repurchase  plan.  The Company did not purchase any shares in fiscal years 2007, 2006 and 2005 under this program.

The Company  repurchased  19,455  shares at a weighted  average  price of $8.82,
4,946 shares at a weighted average price of $7.99 and 7,902 shares at a weighted average price of $20.27 connection with the withholding of taxes upon vesting of restricted stock in fiscal year 2007, 2006 and 2005, respectively.

18.  DIVIDENDS

The Company  declared and paid  dividends in the first three  quarters of fiscal year 2005,  totaling  $10,303,000  ($.5625 per share).  No  dividends  have been declared  or paid  since the third  quarter of fiscal  year  2005.  See Note 11,
Long-Term  Debt,  regarding  credit  facility  restrictions on payment of future dividends.

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

20.  RESTRICTED STOCK AND WARRANTS

During the years ended  September 28, 2007 and  September 29, 2006,  the Company
issued  76,994  and  239,682  shares of  restricted  stock to  employees  of the
Company,  respectively,  with a weighted-average  grant date values of $8.80 and
$4.25, respectively.  In fiscal year 2006, the Company adopted SFAS No. 123R and has recorded expense on the restricted stock as it vests equal to the fair value at the end of each reporting period. For fiscal year 2005 and prior, the Company recorded these  restricted  stock awards as unearned  compensation.  The Company maintains certain  restricted stock  compensation  plans for which employees are allowed to elect to have taxes withheld at amounts greater than minimum required amounts on vested shares through the Company's  repurchase of shares  triggering variable  accounting  treatment in fiscal 2005 and prior.  The awards  contained either a cliff or straight line vesting  provision  and,  therefore,  expense is recognized over the vesting period. The compensation expense is calculated under an  accelerated  vesting  method  in  accordance  with FASB  Interpretation  28,
"Accounting  for Stock  Appreciation  Rights and Other  Variable Stock Option or
Award Plans".  The expense  recognized  was  $697,000,  $289,000 and $351,000 in fiscal  years 2007,  2006 and 2005,  respectively.  Under APB No. 25, for fiscal year 2005 and prior,  the unearned  compensation is classified as a reduction to stockholders' equity in the accompanying  statement of stockholders'  equity. In addition,  subsequent  to fiscal 2007,  the Company  granted  154,263  shares of restricted stock with a weighted average grant date value of $7.73. At September
28,  2007,   unrecognized   cost  related  to  restricted   stock  awards  total
approximately $1,228,000. These costs will be recognized over a weighted average period of 2.5 years.

The Company's restricted stock activity is as follows:

                                                                              Weighted Average
                                                        Number of Shares         Grant Date
                                                        ----------------         Fair Value
                                                                                 ----------
              Outstanding at September 29, 2006             234,047              $   8.89
              Granted                                        76,994              $   8.80
              Vested                                       (42,204)              $  16.24
              Cancelled                                    (42,511)              $   7.38
                                                           --------
              Balance at September 28, 2007                 226,326              $   7.77
                                                           ========

On September 28, 2005, the Company entered into a letter  agreement with Alvarez
& Marsal,  LLC  ("A&M")  for their  evaluation  of the  Company's  business  and recommendations for improving its operating and financial  performance.  Part of
A&M's compensation  includes warrants that expire in September 2010, to purchase shares of the Company's  common stock.  On March 10, 2006 the September 28, 2005
letter  agreement  was  amended,  and  among  other  compensation   adjustments,
finalized the number of warrants at 472,671 with an  established  exercise price of $5.67 per share.  Based on the performance  period specified in the September
28, 2005  agreement,  the warrants  vested on January 26, 2006, and based on the value of the warrants at the date of vesting and the subsequent amendment to the
September 28, 2005 agreement, the total value of the warrants expensed in fiscal year 2006 was $427,000.  The prorated expense to fiscal year ended September 30,
2005 was immaterial.

21.  MAJOR CUSTOMERS

Sales to Wal-Mart, Inc. during the years ended September 28, 2007, September 29,
2006  and  September  30,  2005,  represented  23%,  22%  and  21% of  revenues, respectively.  Sales to Sysco during the fiscal years ended  September 28, 2007,
September  29,  2006  and  September  30,  2005,  represented  9%,  11% and 11%, respectively.

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

Quarterly financial data is as follows (in thousands, except per share data):

                                                            First             Second              Third             Fourth
2007                                                       Quarter            Quarter            Quarter            Quarter
----                                                       -------            -------            -------            -------

Revenues                                                    $ 94,105           $ 96,793           $ 97,158          $ 110,066
Cost of goods sold                                            69,818             75,098             77,441             86,462
                                                            --------           --------           --------          ---------
Gross profit                                                  24,287             21,695             19,717             23,604

Selling and marketing expense                                  4,843              5,716              4,778              6,166
General and administrative expense                             8,302              8,530              8,086              8,630
(Gains) losses related to long-lived assets                       23               (68)               (23)               (41)
                                                            --------           --------           --------          ---------
Operating profit                                              11,119              7,517              6,876              8,849
Interest expense, net                                          7,759              7,399              7,057              7,206
Other (income) expense                                          (58)               (80)               (57)               (50)
                                                            --------           --------           --------          ---------

Income (loss) before income taxes                              3,418                198              (124)              1,693
Income tax provision (benefit)                                 (133)                 22                108              (160)
                                                            --------           --------           --------          ---------
Net income (loss)                                           $  3,551           $    176           $  (232)          $   1,853
                                                            ========           ========           ========          =========
Net income (loss) per common share (basic)                  $   0.19           $   0.01           $ (0.01)          $    0.10
Net income (loss) per common share (assuming dilution)      $   0.19           $   0.01           $ (0.01)          $    0.10

     Due to changes in stock  prices  during the year and timing of  issuance of shares,  the  cumulative  total of quarterly net income (loss) per share amounts may not equal income per share for the year.

                                                            First             Second              Third             Fourth
2006                                                       Quarter            Quarter            Quarter            Quarter
----                                                       -------            -------            -------            -------

Revenues                                                    $ 93,766           $ 91,560           $ 85,998           $ 95,699
Cost of goods sold                                            72,213             71,047             68,562             72,955
                                                            --------           --------           --------          ---------
Gross profit                                                  21,553             20,513             17,436             22,744

Selling and marketing expense                                  5,385              6,685              6,294              4,507
General and administrative expense                            10,156              9,815              6,551              8,937
Impairment charges to brands and trademarks                        -                  -                  -                998
Loss on disposition of brands and trademarks                       -              4,708                  -                  -
Losses (gains) related to long-lived assets                       73             16,561              5,634                  -
                                                            --------           --------           --------          ---------
Operating profit (loss)                                        5,939           (17,256)            (1,043)              8,302
Interest expense, net                                          5,765              8,652              7,362              7,730
Other (income) expense                                       (1,017)                258              (181)                 27
                                                            --------           --------           --------          ---------

Income (loss) before income taxes                              1,191           (26,166)            (8,224)                545
Income tax provision (benefit)                                    97           (1,609)               (813)                 84
                                                            --------           --------           --------          ---------
Net income (loss)                                           $  1,094          $(24,557)           $(7,411)          $     461
                                                            ========          =========           ========          =========
Net income (loss) per common share (basic)                  $   0.06          $  (1.33)           $ (0.40)          $    0.02
Net income (loss) per common share (assuming dilution)      $   0.06          $  (1.33)           $ (0.40)          $    0.02

     Due to changes in stock  prices  during the year and timing of  issuance of shares,  the  cumulative  total of quarterly net income (loss) per share amounts may not equal income per share for the year.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Background

As of September 28, 2007, the end of the period covered by this Annual Report on
Form 10-K,  management  performed  an  evaluation  of the  effectiveness  of our disclosure  controls and procedures as defined in Rules  13a-15(e) and 15d-15(e)
of the Exchange Act. The assessment was performed under the supervision and with the  participation of our then Chief Executive Officer and our current principal financial officer, who was our controller throughout the 2007 fiscal year. Based on such  evaluation,  our  current  Chief  Executive  Officer,  who joined us on
November 6, 2007, and our principal  financial officer,  who was named our Chief
Financial  Officer in January 2008,  have concluded  that, as of the end of such period,  that our  disclosure  controls and  procedures  were not effective as a result of the material  weaknesses in internal control over financial  reporting discussed below.

Not withstanding the assessment of our internal control over financial reporting as not effective,  our management has concluded that the consolidated  financial statements  included in this Annual Report on Form 10-K fairly  present,  in all material respects,  our consolidated  financial position,  results of operations and cash flows for the periods  presented in conformity with generally  accepted accounting principles ("GAAP").

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

Management  assessed the  effectiveness  of the company's  internal control over financial  reports as of September 28, 2007 using the COSO  framework.  Based on its assessment,  management has identified material weaknesses and has concluded that the Company's  internal control over financial  reporting was not effective as of September 28, 2007. A material weakness is a deficiency,  or a combination of deficiencies,  in internal control over financial reporting,  such that there is a reasonable possibility that a material misstatement of the Company's annual or interim  financial  statements  will not be prevented or detected on a timely basis.

As a result of its  continuing  efforts to  complete  the  restatement  of prior fiscal periods,  management was unable to take necessary  corrective  actions to remediate the following identified material weaknesses as of September 28, 2007:

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

•    Application of GAAP

              We  did  not  provide  appropriate  training  for  our  personnel, resulting  in  material  misapplications  of GAAP,  including  the primary categories of accounting for share-based  compensation and income taxes.

•    Financial Statement Closing Process

              The controls over the financial  statement closing process did not operate effectively. Due to the additional requirements associated with  the  Restatement,  the  Company  had not  been  able to file required  reports with the SEC on a timely basis,  nor had we been able to perform  related  internal  control  activities  including reconciliations and financial statement reviews on a timely basis.

•    Internal Audit

              We did not operate an adequate internal audit function.

•    Disclosure Controls

              We did not maintain effective  disclosure controls and procedures, including an effective  Disclosure  Committee,  designed to ensure complete and accurate  disclosure  as required by GAAP and various regulatory  bodies. In addition,  we did not file various periodic reports on a timely  basis as required by the rules of the SEC and the  NYSE.  The  Company  believes  the  disclosure  controls  and procedures  described  herein are key elements of internal control over financial  reporting that provide reasonable  assurances that transactions  are recorded as necessary to permit  preparation  of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

We have  engaged in, and are  continuing  to engage in,  substantial  efforts to improve our internal  control over financial  reporting and disclosure  controls
and  procedures   related  to  many  areas  of  our  financial   statements  and
disclosures.

Remediation Initiatives

In fiscal 2007,  we continued  our  substantial  efforts,  which began in fiscal
2005, to address our previously reported material weaknesses. To fully remediate the material  weaknesses  necessitates  designing new business process controls, and testing them to ensure that they address the  previously  reported  material weaknesses.  We continue to review and make  necessary  changes to the design of our system of internal  control,  through critical  assessments of the roles and responsibilities of each functional group within the organization, enhancing and documenting policies and procedures and providing relevant training, supervision and review where appropriate.

The following material  weaknesses were identified by management as of September
29, 2006,  and have had the following  remediation  during our fiscal year ended
September 28, 2007:

•     Application of GAAP

              We  have  added  internal  staff  with  appropriate  training  and experience  in GAAP  application  and  established  a procedure to research and document GAAP issues and  decisions.  We have engaged external  consultants  to review and document our  application  of
              GAAP.  In  addition,  we have  enhanced  our  general  ledger  and automated other accounting systems. However, there are still areas for improvement.

•     Tax Accounting

              We  have  engaged  external  resources  to  perform  required  tax accounting  procedures.

Since September 28, 2007, we have the following  changes to our internal control over financial reporting:

•    Policies and Procedures

              We continue to establish policy  statements and process  overviews
              in  appropriate  areas  of  accounting  and  financial   reporting
              controls,   as  well  as  continuing  to  develop   implementation
              procedures under each policy statement.

•    Internal Audit

              We have added a Director of Internal Audit to our staff.

•    Disclosure Controls

              We have  established  a  disclosure  committee.  We have filed our consolidated  financial statements contained in our annual reports for the fiscal years ended  September  30, 2005 and  September 29,
              2006.

Continued Internal Control and Financial Reporting Matters

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

NAME                         AGE      POSITION
----                         ---      --------

John P. Kelly...............    56    Chief Executive Officer and President

Walter N.  George...........    51    Executive Vice President - Operations and
                                      Supply Chain

Paul R. Geist...............    45    Executive Vice President - Chief Financial
                                      Officer

Robert W. Schuller..........    47    Executive Vice President - General Counsel

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

ROBERT  ("Bob") W.  SCHULLER  was named  Executive  Vice  President  and General
Counsel on June 5, 2006. Mr. Schuller has 20 years of legal experience,  both in corporations  and in private  practice.  Mr. Schuller was general counsel at VT,
Inc. from September  2004 to May 2006, a privately held company with  affiliated automobile dealerships and related insurance and real estate holdings.  From May
2002 to December 2003, Mr. Schuller was general counsel and corporate  secretary of  Farmland  Industries,  Inc.  ("Farmland"),  which at the time was one of the largest agricultural  cooperatives in the nation with operations  throughout the
U.S. and overseas and which filed a petition under the Federal  bankruptcy  laws in May 2002. Previously,  Mr. Schuller held a number of in-house legal positions with Farmland from 1994 to 2002.

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

                                                            COMMITTEE
NAME                                        AGE (1)         MEMBERSHIPS
----                                        -------         -----------

David W. Allen......................         47             Compensation

Jonathan E. Baum....................         47             Audit, Compensation
                                                            (Chair)

Mark C. Demetree....................         51             Compensation

Robert J. Druten....................         61             Audit (Chair)

James A. Heeter.....................         59             Audit, Nominating and
                                                            Governance
                                                            (Chair)

John P. Kelly........................        56             -

Ronald C. Kesselman.................         65             Compensation

Terrence C. O'Brien.................         45             Nominating and Governance

William R. Patterson................         66             Audit

Tim M. Pollak.......................         62             Nominating and Governance

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities  Exchange Act of 1934, as amended,  requires our directors,  executive officers,  and persons who own more than 10 percent of our common  stock  (collectively,  "Reporting  Persons"),  to file  reports of their ownership of such stock, and the changes therein, with the SEC and to furnish us with a copy of such reports (the "Section 16  Reports").  Based upon a review of
Forms 3 and 4 and  amendments  thereto  furnished  to us during the most  recent fiscal  year and any  written  representation  from a  person  that no Form 5 is required to be filed with the SEC,  all such  reports due were filed in a timely manner during fiscal year 2007,  except for one late Form 4 filed for Mr. George with respect to the withholding of shares for the for the payment of taxes.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following  discussion of executive  compensation  contains  descriptions  of various employee benefit plans and agreements.  These descriptions are qualified in their entirety by reference to the full text or detailed  descriptions of the plans and agreements which are filed as exhibits to our SEC filings.

Introduction

This section  presents an overview and perspective on executive  compensation at the Company. We discuss our compensation  philosophy and objectives and describe the structure and process for making executive compensation  decisions.  We also discuss the design of the major elements of our executive  compensation programs and  provide  additional  detail on the  compensation  of our  "named  executive officers" for 2007 as defined by SEC rules.

The SEC has delineated  certain reporting  requirements for the five most highly compensated  executive  officers  of a  public  company.  We did not  have  five executive  officers in 2007. Our named  executive  officers for 2007 as shown in the Summary Compensation Table are as follows:

    Name                    Title
    ----                    -----

   James Fogarty (1)        Chief Executive Officer and President
   Walter George            Executive Vice President, Operations & Supply Chain
   Paul Geist               Executive Vice President, Chief Financial Officer
   Bob Schuller             Executive Vice President, General Counsel
   -----------------------

     (1)  Mr.  Fogarty,  as  an  employee  of  Alvarez  &  Marsal,  received  no compensation  from  the  Company  for his  services.  Accordingly,  no compensation  information is presented for Mr.  Fogarty.  See "Related
          Party  Transactions"  for a  description  of amounts paid to Alvarez &
          Marsal.  Mr.  John P.  Kelly  became  our Chief  Operating  Officer in
          November  2007 and Chief  Executive  Officer and  President in January
          2008, and received no compensation in fiscal 2007.

American Italian Pasta Company Culture and Company-wide Compensation Philosophy

We  emphasize  pay  for  performance  throughout  the  Company  and  design  our compensation  programs at all levels with  performance  as our primary goal. The compensation design is not significantly different for our executives than it is for all team  members -- each  position  is paid  competitively  relative to the market  for  that  type of role  and  level  of  responsibility.  Here are a few examples of how reward programs work in our Company:

     •    We are committed to building compensation programs that compensate our team  members in a fair and  equitable  fashion and bring  stockholder value  through  results-driven  performance.  Annual  bonuses  for all salaried employees are based on the same Company performance  metrics, with manufacturing employees having certain operations-based  metrics.
          In addition to Company performance, individual performance is a factor in  compensation  outcomes.  Named  executive  officers  in 2007  were assigned performance ratings by the Chief Executive Officer.

     •    The process we use for setting our  executive  base salaries each year mirrors the process  used  throughout  the rest of the  Company.  Base salary  ranges  are  set  to be  competitive  at  the  median  of  the appropriate  market for each  position.  Based  upon the  individual's annual performance assessment and current salary level, base salary is determined  using a merit  increase  matrix  and other  common  salary administration guidelines.

     •    The  Company  contribution  to our  401(k)  plan is no  different  for executives  than it is for all other team members who  participate  in the plan. We provide a service-based match as follows: For individuals with less than five years of Company service, a 50 cents-on-the-dollar match, up to 6% of compensation,  for individuals with between five to ten years of  service,  a 50  cents-on-the-dollar  match,  up to 8% of compensation,  for individuals  with ten to 15 years of service,  a 50
          cents-on-the-dollar  match,  up  to  10%  of  compensation,   and  for
          individuals   with   more   than   15   years   of   service,   a   50
          cents-on-the-dollar  match, up to 12% of compensation is provided. All amounts are subject to applicable IRS limits. We do not offer any type of special executive pension plan to our officers.

     •    We do not provide  Company-paid  cars,  country club  memberships,  or other similar perquisites to our executives.

     •    We offer equity  compensation as a long-term  incentive for executives and key managers representing approximately the top ten percent of the organization.

     •    We offer a  severance  plan  designed to retain  executives  and other employees.

Philosophy and Objectives of Executive Compensation

We operate in a challenging  and dynamic  sector of the packaged food  industry, where  quality,  price  and  service  must  be  consistently  delivered  to  our customers.  In our business,  success depends on a strong culture and an engaged workforce.  Our results are  driven,  in large part,  by our ability to attract, retain and motivate outstanding leaders and team members.

In  keeping  with  our  Company-wide  philosophy,   our  executive  compensation
philosophy is designed to fulfill three primary objectives:

     •    To attract, retain and motivate highly qualified senior executives, by providing competitive, well-designed programs.

     •    To enhance the Company's  near-term financial  performance,  by basing annual cash incentives on objective, quantifiable performance measures
          that  relate  to   enhancement   of  the  value  of  our  Company  and
          profitability during the measured period.

     •    To increase  stockholder  value,  by  designing  long-term  incentives around stock ownership and aligning the interests of senior executives and key  managers  with  those of our  stockholders  while  placing  a significant portion of our senior executives' compensation at risk.

To  achieve  these  objectives,  we  utilize  a mix of  compensation  components including base salary, annual cash incentives,  long-term equity incentives, and benefits.

Structure and Process for Compensation Decisions

The  Compensation   Committee  of  our  Board  has  overall  responsibility  for evaluating and approving our executive officer compensation plans,  policies and programs and making  decisions  regarding  specific  compensation  to be paid or awarded to our executive officers. A copy of the Compensation  Committee Charter can be found  on-line at  www.aipc.com  under the Investors  section,  Corporate
Governance  tab.  The  Compensation  Committee  is scheduled to meet as often as necessary to carry out its  responsibilities.  The Compensation  Committee chair works  with  management  to set the agenda for each  meeting.  At each  meeting, executive sessions are held without management present.

In 2007, the Compensation  Committee was made up of five  independent  directors who collectively  offered extensive  experience in general  management and human resources.  Members of the  Compensation  Committee for 2007 were Mr. Baum,  Mr.
Kesselman,  Mr. Allen, Mr. Niehaus and Mr.  Demetree.  Mr. Niehaus resigned from the Board of Directors effective January 31, 2008.

The  Compensation  Committee  has  authority  to engage  and  terminate  outside
consultants   and   approve   all  fees.   In   carrying   out  its  duties  and
responsibilities for 2007, the Compensation Committee engaged Hay Group ("Hay"), a global consultancy with recognized expertise in compensation, benefit programs and  workplace  issues.  Hay works on behalf of the  Compensation  Committee and works  with our  human  resources  department  in the  design  and  analysis  of executive  compensation  programs.  The  Compensation  Committee  directs Hay to provide market data and  recommendations  on  compensation  levels and structure that align with our compensation philosophy. Hay then develops and recommends to the Compensation  Committee the  compensation  structure for the named executive officers.  In  addition,  Hay reviews the design and  analysis  performed by our human  resources  department  on base salary,  annual cash  incentive  bonus and long-term  incentive  structure  for other senior  officers.  Hay provides  this information to the Compensation Committee for evaluation and review.

Management  plays  a  significant  role  in  the  compensation-setting  process,
including   recommending   performance  targets,   evaluating   performance  and
recommending salary levels.  Personnel from the human resources department,  and other senior  officers work with Hay to discuss our philosophy and structure and to address  relevant tax and accounting  issues.  Based on this input, our Chief
Executive  Officer,  General  Counsel and Hay present  this  information  to the
Compensation  Committee for discussion and approval of compensation  and benefit plans,  policies and programs.  In 2007, Mr. Fogarty, who was not an employee of the Company,  participated in this process.  Going forward,  our Chief Executive
Officer will play no role in setting his own compensation.

The Compensation Committee reviewed,  provided input and approved all strategies and  elements of  compensation  for our  executive  officers  in 2007.  The 2007 process included meetings beginning in October 2006, through January 2007. Among the steps in the Compensation Committee's process were the following:

      •   Reviewing and updating our executive compensation philosophy to ensure it continues to serve the interests of our stockholders.

      •   Evaluating executive officer compensation structures using market data developed by Hay, along with publicly available information.

      •   Reviewing  benchmarking  data to ensure our  ability  to  attract  and retain key executive officers.

      •   Incorporating   individual  and  Company   performance   metrics  into
          executive compensation programs.

      •   Establishing  bonus  performance  metrics  and target,  threshold  and maximum amounts under our annual cash bonus plans, and approving final cash bonus payouts.

      •   Reviewing and approving  equity awards  consistent  with our long-term incentive philosophy.

The Compensation  Committee also assessed the services provided and fees charged by Hay.  The  assessment  included  a review of Hay's  independence,  expertise, understanding  of the business  environment  and  dynamics,  including  emerging trends in executive  compensation and their  applicability  to the Company,  and
Hay's ability to clearly summarize their findings to the Compensation  Committee and management.  The  Compensation  Committee  determined that Hay  demonstrated expertise in these areas and that fees charged for services were  reasonable and within competitive practice.

During discussions, the Compensation Committee reviewed tally sheets for each of the named  executive  officers.  The tally  sheet  provides  a summary of annual compensation,  including  the value of  salary,  target  annual  cash  bonus and long-term incentive awards.

Summary of Executive Compensation Design

Our  compensation  programs  are  designed  to support  the  Company's  business strategy,  promote  our pay for  performance  philosophy  and attract and retain highly qualified senior executives. In keeping with our compensation philosophy, we have developed an executive  compensation  program designed to be competitive and reward senior  executives  over the  short-term  and long-term for achieving
Company financial  objectives and increasing  stockholder  value. As a result, a substantial portion of our named executive officers'  compensation is contingent upon achievement of those objectives.

For 2007, as we do each year,  with the  assistance of Hay, we set target ranges for total  compensation  that are competitive with those offered by companies in the Hay All Industrial Market database.  This database is Hay's annual survey of executive compensation levels at over 200 companies spanning several industries, including food and beverage,  consumer products,  and light manufacturing.  When evaluating the data, Hay uses "job size" as the primary variable for comparison.
Hay  considers the  knowledge,  scope,  complexity  and  accountability  of each position and compares to similar positions in the Hay All Industrial Market.

Our approach to  compensation  design includes four major elements for all named executive  officers.  These elements  support our  pay-for-performance  culture, working  together to provide  varied  incentives  linked to our  short-term  and long-term  performance,  as well as individual performance goals. Following is a summary of each  element,  its purpose and the method used to  determine  target ranges of executive compensation for our named executive officers in 2007:

      •   Base Salary.  The starting point in a  compensation  package that will attract and retain  executives  is an annual  salary  that  provides a steady  income  as a base upon  which  performance  incentives  can be designed.  We set base salary ranges for each executive level, utilize midpoints  that are at or near the  median  of the base  salaries  for executives in the Hay All Industrial Market.

      •   Annual  Incentive.  The annual  incentive is a cash bonus  designed to support the near-term  initiatives  of the business and to position us for the  future  by  focusing  on annual  goals,  both  financial  and operational. We set target annual cash incentive opportunities so that target  total cash (base  salary  midpoints,  plus target  annual cash incentive  opportunities)  would  be  between  the  50th  to the  75th percentile  of total  cash for  executives  in the Hay All  Industrial
          Market when our performance  results achieve the targeted  performance levels.

      •   Long-Term  Incentives.   The  long-term  element  is  an  equity-based
          compensation  plan  designed  to reward  performance  objectives  that deliver  stockholder value over a sustained period of time,  generally four or more years. As a result,  all long-term  incentive awards vest over four years.  Awards in 2007 were in the form of time-vested stock appreciation  rights  ("SARs")  and  restricted  stock.  The  inherent performance-based  nature  of SARs  supports  our pay for  performance philosophy.  Time-vested restricted stock has

          some pay for  performance  attributes  but is used more for  retention purposes. We set long-term incentive equity award levels so that total direct compensation (target total cash plus the targeted present value of  annual  stock  awards)  would be at the 75th  percentile  of total direct  compensation for executives in the Hay All Industrial  Market.
          To  determine  the value of  equity  awards,  we  engaged  an  outside consultant to provide valuations using the Black-Scholes methodology.

      •   Benefits.  We provide the same  benefits to  executives as we offer to all other team members of the company. These benefits include a 401(k)
          plan,  health plan and group life insurance.  In addition,  Mr. George and  Mr.  Geist  and 25  other  key  managers  are  provided  with  an individual long-term-disability program.

Percentages of total  compensation  actually  earned from each element will vary based on a number of factors,  including  performance against objectives and the value of equity awards upon any  disposition of the underlying  stock. We do not have a specific  policy  governing the mix of these  elements,  but view them in light of market conditions and our overall compensation philosophy.

The  Compensation  Committee  recognizes that the engagement of strong talent in critical  functions may, at times,  entail recruiting new executives and involve negotiations  with  individual  candidates.  As  a  result,  the  Committee  may determine  in a  particular  situation  that  it is in  our  best  interests  to negotiate  compensation  packages  that deviate from the  established  norms and stated compensation design.

Explanation of Material Elements of Compensation

The following provides a more detailed discussion of our decision-making process for each of the major elements of our executive compensation programs.

Base Salary

Base salary  target  ranges are set using the Hay data as discussed  above.  For
named  executive  officers,   individual   performance  was  not  considered  in
establishing merit increases in 2007. The Compensation Committee believes that a competitive  base salary is  essential  to help ensure that the  executive  team remains in place to focus on the short- and long-term  business  strategy.  Base salaries for named executive officers are generally reviewed by the Compensation
Committee in December of each year and any  increases  are effective in January.
Based on the Hay market data for the  positions,  the base salaries of our named executive officers other than Mr. Fogarty for 2007 were as follows:

                                                                        Base Salary
                                                                        (effective
Name                                                                   as of 1/1/07)
--------------------------------------------------------------------------------------
Walter  George, Executive Vice President, Operations & Supply Chain        267,150
Paul  Geist, Executive Vice President, Chief Financial Officer (1)         205,500
Bob Schuller, Executive Vice President, General Counsel                    226,050

     (1)  Mr. Geist's base salary was adjusted to $245,500 effective February 1,
          2007.

Annual Incentive Compensation

We provide an Annual  Incentive  Plan ("AIP")  which  provides a cash  incentive payout.  Under the AIP,  each year the  Compensation  Committee  sets  objective
performance  measures  chosen  from  certain   predetermined   categories  on  a
Company-wide  basis.  In  addition  to  setting  the  target  performance,   the
Compensation  Committee  also sets the  threshold  and maximum  amounts for each performance  measure  and the  bonus  percentage  to be paid if the  performance measures are met. In 2007, the  performance  measures for earning  bonuses under the AIP were the same for all named  executive  officers.  No adjustments to the performance  measures were made by the  Compensation  Committee  when  approving final 2007 bonuses. Upon determining whether targets have been met Company-wide, certain  incremental  changes  to final  payouts  are made  based on  individual performance evaluations.

Performance  objectives  for annual  incentive  awards are  generally  developed through the following process. First, management,  including the named executive officers, develops preliminary recommendations for Compensation Committee review based on the Company's business plan for the upcoming year. The business plan is developed by management with review,  modification and ultimate approval made by the  Board  of  Directors.  Next,  the  Compensation  Committee  and Hay  review management's  recommendation  (and relevant incentive benchmark data provided by
Hay) and the Compensation Committee establishes the final incentive compensation plan based on the Company's  business plan. In establishing  the final incentive
compensation  plan,  the  Compensation   Committee  seeks  to  ensure  that  the
incentives  are  consistent  with the  strategic  goals set by the Board and the business plan approved by the Board,  that the goals are sufficiently  ambitious so as to provide meaningful  incentive and that bonus payments,  assuming target levels  of  performance  are  attained,  would be  consistent  with the  overall compensation program established by the Compensation Committee. Each performance measure has a payout range of threshold,  target, and maximum designed to reward certain  levels of  achievement  above and below  target.  However,  no bonus is earned for any performance  metric that is achieved at a level below  threshold.
The Compensation  Committee sets the target level for each  performance  measure based on our business  plans for that year.  We believe  these target levels are aggressive but achievable if our executives implement our business plan. Maximum levels  are  designed  to  reward  exceptional  performance  and are not  easily attainable.

In 2007, the performance measures approved by the Compensation Committee for all named executive  officers were earnings before interest taxes  depreciation  and amortization  (EBITDA),  as defined,  and net debt reduction.  These performance metrics were selected because management and the Compensation Committee believed that the  achievement  of these  objectives  was  important  given the financial condition of the Company and its financial and operating priorities in 2007.

Following is a definition of each of our bonus  performance  metrics and a brief explanation of their alignment with our business strategy:

-------------------------------------- -------------------------------------- ----------------------------------------
               Metric                               Definition                         Strategic Importance
               ------                               ----------                         --------------------
-------------------------------------- -------------------------------------- ----------------------------------------
EBITDA                                 Total Company  earnings before income  Indicator of overall Company financial
                                       taxes,        depreciation        and  performance for executives,
                                       amortization. (1)                      stockholders, and the investment
                                                                              community.
-------------------------------------- -------------------------------------- ----------------------------------------
Net Debt Reduction                     Reduction of current debt.             Key   indicator  of  future   financial
                                                                              stability, growth and profitability.
-------------------------------------- -------------------------------------- ----------------------------------------

     (1) Also excludes  long-term  incentive  compensation,  impairment  charges related  to brands and fixed  assets,  gains or losses on  disposition  of fixed assets or brands and professional fees.

For 2007, EBITDA requirements were $60.7 million at threshold,  $63.0 million at target and $67.0 million at maximum. Net debt reduction  requirements were $14.3 million at threshold, $16.6 million at target and $20.6 million at maximum.

The Compensation Committee sets target bonuses at a specified percentage of base salary based on our compensation  philosophy for cash bonuses.  The target bonus is paid if the performance measures are achieved at the target levels.  Bonuses, as a specified percentage of base salary, may be paid below the target bonus, if the performance  measures are achieved at lower,  threshold levels, or above the target bonus if the performance measures are achieved at higher, maximum levels.
Actual bonuses are paid on a sliding scale between  threshold and maximum levels based on  actual  achievement  of each  performance  measure  individually.  The following reflects the bonus that could have been paid for 2007, as a percentage of base salary,  for each named executive officer,  if the performance  measures were achieved at the threshold, target and maximum levels.

                                       75

  ----------------------- ---------------- ---------- --------------- ------------ ----------------- --------------
  Name                       Threshold                    Target                       Maximum
  ----                       ---------                    ------                       -------
  ----------------------- ---------------- ---------- --------------- ------------ ----------------- --------------
  Walter  George               36.5%         $97,510       50%           $133,575        65.0%          $173,648
  ----------------------- ---------------- ---------- --------------- ------------ ----------------- --------------
  Paul  Geist                  25.6%          62,725       35%             85,925        45.5%           111,703
  ----------------------- ---------------- ---------- --------------- ------------ ----------------- --------------
  Bob Schuller                 36.5%          82,508       50%            113,025        65.0%           146,933
  ----------------------- ---------------- ---------- --------------- ------------ ----------------- --------------

The  Compensation  Committee  believes  the  overall  design of the annual  cash incentive plan for 2007 supports the key initiatives of the Company,  are strong industry  indicators,  and enhanced the linkage between Company  performance and stockholder  value.  Both performance  measures of EBITDA and net debt reduction were met at the maximum level of performance  for payout.  This  established the base  AIP  bonus  payout  for  2007.  After  all  bonus  calculations  are  made
Company-wide,  certain  incremental  changes,  up or down, are made to the final payouts based on individual performance evaluations.  The actual bonuses paid in
2007 are shown on the Summary  Compensation  Table in the  Non-Equity  Incentive
Plan Compensation column of this annual report on Form 10-K.

Long-Term Incentive Compensation

We utilize a mix of equity awards, in lieu of cash compensation, to comprise the long-term  incentive  program.  Our program  design  keeps us  competitive  with emerging  trends in executive  compensation,  with other companies with which we compete for executive talent,  and links the success of the Company to increases in stockholder value.

Grants are made under the 2000 Plan. We use a combination of SARs and restricted stock  for  executive  officers  and  vice  presidents.  Below  vice  president, recipients  receive  100% of the award in SARs.  The mix of SARs and  restricted stock promotes a balance among long-term growth for the organization,  executive retention,  and stockholder value. Initial award values are set based on a ratio of 60% SARs and 40% restricted  stock. This ratio was set after reviewing trends in equity  compensation that showed a majority of long-term  incentive was being delivered in stock options or their equivalent.

The  Compensation  Committee  approved  the equity  awards to be granted to each named executive  officer on January 9, 2007.  Details of all the named executive officer grants are included in the Summary  Compensation Table and the Grants of
Plan-Based Awards Table.

The SARs, and restricted  stock will vest ratably over four years. All SARs have an  exercise  price  equal to the  closing  stock  price  on the date of  grant.
Beginning  in  2006,  our  award  agreements  provide  that  50%  of  any  award outstanding and not exercisable or subject to  restrictions,  shall,  subject to certain exceptions, become exercisable in the event of a change of control, with our Board  maintaining  discretion to accelerate  the  remaining  balance.  Upon exercise  of the SARs,  the  executives  receive  the number of shares of common stock equal to the value of  appreciation  in the company's stock from the grant date to the exercise date times the number of shares.  Executives holding shares
of   restricted   stock  are  eligible  to  receive  all   dividends  and  other
distributions  paid during the restriction  period.  The 2000 Plan prohibits the re-pricing,  replacing or  re-granting  of  outstanding  stock options either in connection  with the  cancellation  of such stock option or by amending an award agreement to lower the strike price of the stock option.

Benefits

Executives receive the same 401(k),  health and group life insurance benefits as the rest of our  employees  Mr.  Geist and Mr.  George and 25 other key managers have a long-term disability policy. We provide no perquisites to our executives.

Employment Agreements and Elements of Post-Termination Compensation

We have a written  employment  agreement  with Mr.  Kelly who  became our CEO in fiscal 2008. We have a severance  agreement with Mr. George,  which is discussed below under Potential Payments Upon Termination or Change-in-Control.

On  November  6, 2007,  Mr.  Kelly and the Company  entered  into an  employment agreement, which may be terminated by either party, with or without cause. Under the  employment  agreement,  Mr. Kelly is entitled to receive an initial annual base salary of $450,000,  subject to annual adjustments at the discretion of the Compensation Committee. Mr. Kelly was awarded 49,000 shares of restricted stock and 145,000 stock appreciation  rights under the Company's 2000
Equity Incentive Plan, vesting 25% in each of the first two years and 50% in the third year.  These awards fully vest if Mr. Kelly is  terminated  by the Company for any reason other than cause,  as defined in the  employment  agreement.  The employment agreement provides for annual cash incentives upon reaching specified targets,  and Mr. Kelly is entitled to participate with other senior  executives in all Company benefit plans.  Upon termination,  for cause or resignation,  Mr.
Kelly  shall be  entitled  only to payment of base  salary and annual  incentive payments earned through the date of termination.  Upon termination  without case or a material reduction of responsibilities, Mr. Kelly will receive the benefits available under the Company's Severance Plan. The non-compete,  non-solicitation and  non-disparagement  provisions of Mr. Kelly's employment agreement remain in effect  for 18  months  following  the  termination  date.  The  confidentiality provisions of the employment agreement remain in effect indefinitely.

Severance Plan

We maintain a Severance Plan that is generally available to all employees of the
Company.  The Severance Plan permits eligible  employees,  who are involuntarily terminated by the Company,  to receive severance pay equal to an amount based on the position the terminated  employee had with the Company and the number of his or her  service  years with the  Company,  if certain  requirements  are met. In addition,  for certain senior level  employees of the Company,  including  named executive  officers,  all outstanding  equity awards  accelerate and immediately vest in the event of a change in control and the  employee's  termination  other than for cause within twelve months.

See  Potential  Payments  Upon  Termination  or  Change-in-Control  below  for a discussion  of this  Severance  Plan.  We believe  this plan is in keeping  with competitive  practice  within our peer  group and is  necessary  to attract  and retain talented executives.

Impact of Tax Treatment

In designing executive  compensation  programs, the Compensation Committee takes into  consideration  the impact of  various  regulatory  issues  such as Section
162(m) and Section  409A of the Internal  Revenue  Code.  Section  162(m) of the
Internal  Revenue Code denies a tax deduction to any publicly  held  corporation for  compensation  in excess of $1 million paid in a year to any individual who, on the  last  day of  that  year,  is a named  executive  officer,  unless  such compensation qualifies as performance-based under Section 162(m) of the Internal
Revenue Code. Generally,  the Compensation  Committee believes that it is in the best interest of our stockholders to only pay  compensation  which is deductible by the Company.  However,  where it is deemed necessary and in our best interest to continue to attract and retain the best  possible  executive  talent,  and to motivate executives to achieve the goals of our business strategy, the Committee may approve  compensation  to executive  officers  that may exceed the limits of deductibility.

Timing of Compensation Decisions

The Compensation  Committee develops an annual agenda to assist it in fulfilling its responsibilities. In the fourth quarter of the preceding year, in connection with our annual  budget  process and approval of a business plan by our Board of
Directors,  the Compensation Committee establishes  performance criteria for the current year bonus program.  In the first quarter of each year, the Compensation
Committee:

     •    Reviews prior year incentive plan performance, including whether bonus targets were met and authorizes the  distribution of annual  incentive pay-outs, if any, for the prior year.

     •    Approves the equity grants for the current year.

     •    Establishes  the bonus  percentages and target amounts for the current year.

     •    Reviews and approves base pay for executives.

Equity awards may be made only by the Compensation Committee or those authorized by the Compensation  Committee in accordance with applicable laws and our equity plan,  subject to  pre-established  limitations  on individual  awards and total awards. Grants can only be authorized in writing.  Authorizations of amendments, modifications  or changes to awards  must be in writing  and can only be adopted with the approval of the Compensation Committee.  For option and SAR awards, the awards must be granted at the closing price of our stock on the grant date.

New hire  grants,  grants upon  promotions  and other awards that occur during a year are normally  made upon the later of the event date or the date approved by the Compensation Committee.

Compensation Committee Report

The  Compensation  Committee  of the  Company has  reviewed  and  discussed  the
Compensation  Discussion  and Analysis  contained in this Annual  Report on Form
10-K with  management.  Based on such review and  discussions,  the Compensation
Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual  Report on Form 10-K for the fiscal year ended September 28, 2007.

                                 COMPENSATION COMMITTEE
                                 Jonathan E. Baum, Chairman
                                 David W. Allen
                                 Mark C. Demetree
                                 Ronald C. Kesselman

Summary Compensation Table for Fiscal 2007

The table below summarizes the total  compensation paid or earned by each of the named executive officers for 2007.  Information is not included for Mr. Fogarty, who received no compensation from us, or Mr. Kelly, who became our CEO in fiscal
2008.

----------------------- ----- ------------ ---------- ---------- ---------- --------------- ------------- ---------
                                                                              Non-equity
                                                                              incentive
                                                      Stock      Option          plan
                                                      Awards     Awards      compensation    All Other
  Name and Principal            Salary       Bonus       (3)        (4)          (5)        Compensation   Total
       Position         Year      ($)         ($)        ($)        ($)          ($)            ($)         ($)
----------------------- ----- ------------ ---------- ---------- ---------- --------------- ------------- ---------
Walter  George, EVP     2007     265,363          -    111,661    61,157       184,334         8,502      631,017
Operations & Supply
Chain
----------------------- ----- ------------ ---------- ---------- ---------- --------------- ------------- ---------
Paul  Geist, EVP,       2007     230,587(1)  40,000(2)  8,022     18,611       118,577         8,521      424,318
Chief  Financial
Officer
----------------------- ----- ------------ ---------- ---------- ---------- --------------- ------------- ---------
Bob Schuller, EVP,      2007     224,538          -    10,226      8,022       155,975         7,505      406,266
General Counsel
----------------------- ----- ------------ ---------- ---------- ---------- --------------- ------------- ---------

(1)  Mr. Geist received  $23,077 in additional base pay as special  compensation for  performance  of the  duties  of  principal  financial  and  accounting officer.

(2)  Mr.  Geist  received  $40,000  as a special  bonus  related  to work on the
     Company's restatement process.

(3)  The amounts shown in this column  represent  restricted  stock grants under our 2000 Plan.  See  Compensation  Discussion  and Analysis for  additional information  on the 2000 Plan and equity  grants under the 2000 Plan.  This column  reflects  the dollar  amount  recognized  for  financial  statement reporting  purposes  for the  fiscal  year ended  September  28,  2007,  in accordance  with  SFAS  123R  (excluding  estimated  forfeitures)  and thus includes amounts from awards granted in and prior to 2007. Assumptions used in the  calculation  of this amount are  included in Note 15 to our audited financial  statements for the fiscal year ended September 28, 2007 included in this Annual Report on Form 10-K.  There were no  forfeitures  in 2007 by the named  executive  officers.  See the  Grants of Plan  Based  Awards and
     Outstanding  Equity Awards tables below for  additional  information on our equity grants.

(4)  The amounts  shown in this column  represent  SARS  granted  under our 2000
     Plan. See Compensation  Discussion and Analysis for additional  information on the 2000  Plan and  equity  grants  under  the 2000  Plan.

     This column reflects the dollar amount  recognized for financial  statement reporting  purposes  for the  fiscal  year ended  September  28,  2007,  in accordance  with  SFAS  123R  (excluding  estimated  forfeitures)  and thus includes amounts from awards granted in and prior to 2007. Assumptions used in the  calculation  of this amount are  included in Note 15 to our audited financial statements for the fiscal year ended September 28, 2007, included in this Annual Report on Form 10-K.  There were no  forfeitures  in 2007 by the named  executive  officers.  See the  Grants of Plan  Based  Awards and
     Outstanding  Equity Awards table below for  additional  information  on our equity grants.

(5)  Represents  the  annual   incentive  bonus  earned  for  fiscal  2007.  See
     Compensation  Discussion  and Analysis for further  discussion of this cash incentive plan.

Grants of Plan-Based Awards in Fiscal 2007

The following  table  provides  information  about  non-equity and equity awards granted to the named executive officers in 2007.

------------------ ------------ -------------------------------- ---------- ------------ ---------- -------------
                                                                   All
                                                                  other
                                                                  stock      All other
                                                                  awards:     option
                                                                  number      awards:
                                                                    of       number of   Exercise
                                                                  shares    securities   or base     Grant Date
                                                                 of stock   underlying   price of    fair value
                                   Estimated future payouts      or units     options    option       of stock
                                  under non-equity incentive        (2)         (3)       awards     and option
     Name          Grant Date           plan awards (1)             (#)         (#)       ($/Sh)       awards
                                --------------------------------
                                Threshold   Target     Maximum
                                   ($)        ($)        ($)
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

Walter  George      01/09/07                                                  31,619        9.02      $  120,152
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                    01/09/07                                       8,885                                  80,143
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                                 97,510     133,575    173,648
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

Paul  Geist         01/09/07                                                  16,096        9.02      $   55,531
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                    01/09/07                                       4,101                                  36,991
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                                 62,725     85,925     111,703
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

Bob  Schuller       01/09/07                                                  21,403        9.02     $    81,331
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                    01/09/07                                       6,015                                  54,255
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                    10/25/06                                                  16,884        7.47          52,847
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                    10/25/06                                      10,953                                  81,819
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

                                 82,508     113,025    146,933
------------------ ------------ ---------- ---------- ---------- ---------- ------------ ---------- -------------

(1)    Represents the threshold,  target and maximum  amounts  payable under our annual cash incentive plan for fiscal 2007. See  Compensation  Discussion and Analysis for a discussion of this plan. See the Summary  Compensation
       Table for the actual amounts paid in 2007.

(2)    Consists of annual restricted stock grant under our 2000 Plan. The awards vest ratably over four years from the grant date,  with the  exception of
       Mr. Schuller's October 25, 2006 grant, which vest upon the anniversary of his hire date of June 5, 2006 with 50%  vesting  ratably and 50% upon the fourth  anniversary  of his hire date.  See  Compensation  Discussion and
       Analysis for additional information on equity grants under our 2000 Plan.

(3)    Consists  of an annual  SAR grant  under our 2000 Plan.  The awards  vest ratably  over four years from the grant date,  with the  exception of Mr.
       Schuller's October 25, 2006 grant, which vest upon the anniversary of his hire  date of June 5,  2006  with 50%  vesting  ratably  and 50% upon the fourth  anniversary  of his hire  date.  Upon  exercise  of the SAR,  the executive receives the number of shares of common stock equal in value to the  difference  between the fair market  value on the grant date and the fair market value on the exercise date multiplied by the number of shares exercised.  See  Compensation  Discussion  and  Analysis  for  additional information on equity grants under our 2000 Plan.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following  table  provides  information  on the  outstanding  option and SAR awards and stock  awards for our named  executive  officers  at 2007 fiscal year end.

------------------------------------------------------------------------------------ ----------------------------------
                                   Option Awards                                               Share Awards
------------------------------------------------------------------------------------ ----------------------------------

                  Number of        Number of          Option            Option          Number of          Market
                 securities        securities        Exercise         Expiration         shares or        value of
                 underlying        underlying          Price             Date            units of         shares or
                 unexercised      unexercised                                           stock that        units of
                   options          options                                              have not         stock that
                     (#)              (#)               ($)                               vested          have not
                 exercisable     unexercisable                                             (2)             vested
   Name                               (1)                                                  (#)               ($)
-------------- ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

Walter
  George                                                                                        8,885           73,212
-------------- ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -            31,619             9.02      01/09/14                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -                 -                -                              29,254          241,053
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                         5,626            39,380             5.50      03/06/13                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                         9,000                 -            26.73      02/02/15                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -                 -                -                               6,000           49,440
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                        18,000            12,000            28.90      08/04/14                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                        10,000                 -            39.60      02/07/13                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                         9,500                 -            38.90      10/23/12                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                        35,000                 -            36.81      08/27/12                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                        35,000                 -            27.81      01/15/11                     -                -
-------------- ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

Paul
  Geist                                                                                         4,101           33,792
-------------- ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -            16,096             9.02      01/09/14                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -                 -                -                               7,769           64,017
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                         1,494            10,458             5.50      03/06/13                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                         3,500                 -            26.73      02/02/15                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                         4,000             6,000            27.54      10/26/14                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -                 -                -                                 360            2,966
-------------- ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

Bob
  Schuller                                                                                      6,015           49,564
-------------- ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -            21,403             9.02      01/09/14                     -                -
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                             -                 -                -                               9,584           78,972
               ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

                         2,111            14,773             7.47      06/05/13                     -                -
-------------- ---------------- ----------------- ---------------- ----------------- ----------------- ----------------

(1) The  following  table  provides  information  with respect to the vesting of outstanding  stock  options and SARs.  Upon  exercise of the SAR, the  executive receives the number of shares of common  stock equal in value to the  difference between the fair market value on the grant date and the fair market value on the exercise date  multiplied by the number of shares  exercised.  See  Compensation
Discussion and Analysis for a discussion of vesting.

---------------- ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------
                  Award                  Vesting                Vesting                Vesting               Vesting
     Name          Type      # Shares     Date     # Shares      Date     # Shares      Date     # Shares     Date
---------------- ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

Mr. George        Option      6,000      8/4/08      6,000      8/4/09
                 ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

                    SAR       5,626      3/06/08     5,626     3/06/09     28,128     3/06/10
                 ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

                    SAR       7,905      1/09/08     7,905     1/09/09      7,905     1/09/10      7,904     1/09/11
---------------- ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

Mr. Geist         Option      2,000     10/26/07     2,000     10/26/08     2,000     10/26/09
                 ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

                    SAR       1,494      3/06/08     1,494     3/06/09      7,470     3/06/10
                 ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

                    SAR       4,024      1/09/08     4,024     1/09/09      4,024     1/09/10      4,024     1/09/11
---------------- ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

Mr. Schuller        SAR       2,111      6/05/08     2,111     6/05/09     10,551     6/05/10
                 ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

                    SAR       5,351      1/09/08     5,351     1/09/09      5,351     1/09/10      5,350     1/09/11
---------------- ---------- ----------- ---------- ---------- ----------- ---------- ----------- ---------- ----------

(2)  The following  table  provides  information  with respect to the vesting of outstanding  shares of restricted  stock. See  Compensation  Discussion and
     Analysis for a discussion of vesting.

---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------
                                Vesting                  Vesting                 Vesting                Vesting
     Name         # Shares       Date      # Shares       Date      # Shares       Date     # Shares     Date
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

Mr. George         3,000        8/04/08      3,000        8/04/09
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------
                   4,179        3/06/08      4,179        3/06/09     20,896     3/06/10
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

                   2,221        1/09/08      2,221        1/09/09      2,221     1/09/10      2,222     1/09/11
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

Mr. Geist           120        10/24/07       120        10/24/08       120      10/24/09
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

                   1,110        3/06/08      1,110        3/06/09      5,549      3/06/10
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

                   1,025        1/09/08      1,025        1/09/09      1,025      1/09/10     1,026     1/09/11
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

Mr. Schuller       1,369       06/05/08      1,369       06/05/09      6,846     06/05/10
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

                   1,503        1/09/08      1,504        1/09/09      1,504      1/09/10     1,504     1/09/11
---------------- ----------- ------------ -----------  ----------- ----------- ----------- ---------- ----------

Option Exercises and Stock Vested In Fiscal 2007

The following  table provides  information on stock options or SARS exercised or restricted stock vested in 2007.

                                                Options/SARs Awards                         Stock Awards
                                         ----------------------------------     --------------------------------------
                                           Number of                               Number of
                                             shares                             shares acquired     Value realized
                                          acquired on     Value realized           on vesting       on vesting (1)
                 Name                       exercise        on exercise               (#)                 ($)
---------------------------------------- --------------- -------------------- ------------------- --------------------

Walter  George                                 -                  -                 7,373               71,600
---------------------------------------- --------------- -------------------- ------------------- --------------------

Paul  Geist                                    -                  -                 1,230               12,531
---------------------------------------- --------------- -------------------- ------------------- --------------------

Bob  Schuller                                  -                  -                 1,369               14,306
---------------------------------------- --------------- -------------------- ------------------- --------------------

(1) Amounts reflect the market value of the stock on the vesting date.

Potential Payments Upon Termination or Change-In-Control

Severance Plan

Under our Severance Plan, an executive will be entitled to benefits if he or she is  involuntarily  terminated  from employment by the Company other than due to:
(1)  willful  and  continual  failure  to  substantially   perform  duties;  (2)
commission of an act or acts that constitute a misdemeanor (other than a traffic violation) or a felony under the law of the United States or its subdivisions or any  country to which he or she is  assigned  or its  subdivisions,  including a conviction  for or plea of guilty or no contest to such  misdemeanor  or felony;
(3)  commission  of an  act or  acts  in  material  violation  of the  Company's significant  policies and/or practices  applicable to executives employed by the
Company;  (4)  willful  act or  willful  failure  to act in a  manner  that  was injurious to the financial condition or business reputation of the Company;  (5)
act in a manner unbecoming of an executive employed by the Company regardless of whether such act was in the course of  employment,  or (6) subjection to a fine, censure or sanction of any kind,  permanent or  temporary,  issued by the SEC or the New York Stock Exchange.

In addition, to qualify for severance benefits,  the executive must have entered into an agreement satisfactory to the Company that includes, among other things, a full and general  release of claims  against the  Company,  a  confidentiality
agreement,  a  non-solicitation   agreement,  a  non-competition   agreement,  a
non-disparagement  agreement, a cooperation agreement and a requirement that any severance payments will be subject to offsetting mitigation.

Those named executive officers who become eligible to receive severance pay will receive the following benefits:

  •  2 weeks base  salary at the rate in effect on the date of  termination  for every year of service  with the Company  plus an  additional  52 weeks base salary at the rate in effect  at the date of  termination,  but in no event more  than a  cumulative  cap of 78 weeks of base  salary  (the  applicable number of base weeks will be the "Severance  Period");  notwithstanding the foregoing,  these  payments  will be reduced by any other amount paid by us due to termination of employment,  any amounts received by the officer from any employer during the Severance Period, and any unemployment  benefits or payments pursuant to the Worker Adjustment and Retraining Notification Act;

  •  In the event a "change of control"  occurred  within 12 months prior to the termination  date,  any unvested  restricted  stock and stock  appreciation rights  related to Company stock and granted to the executive  prior to the executive's termination date will be accelerated and fully vested;

  •  Additional  severance pay equal to the bi-weekly Company subsidy for active employees  for the level of medical,  dental and vision  coverage,  if any, that was in effect for the executive at the time of  termination  (provided that such  payment  will not be made to the  executive  and instead will be contributed  to the health plan for the period  equal to one week for every year of the  executive's  service with the Company (not to exceed 26 weeks)
     if termination is part of a reduction in force,  Company  reorganization or restructuring or changes in the Company's operating  requirements),  plus a tax  reimbursement of 32%,  (provided that such payment will not be made to the  executive and instead will be  contributed  to the health plan for the period equal to one week for every year of the executive's service with the
     Company (not to exceed 26 weeks) if  termination  is part of a reduction in force, Company  reorganization or restructuring or changes in the Company's operating  requirements),  provided that this additional severance pay will stop upon the executive  becoming  employed by another employer and will be based  on the  level of  health  plan  coverage  in  effect  on the date of termination  of  employment,  and will be paid  regardless of whether COBRA coverage is elected;

  •  All  severance  pay will stop upon the  executive  being  reemployed by the
     Company.

The maximum severance pay is two times the lesser of the officer's W-2 wages for the calendar year preceding the calendar year in which the  termination  occurs, or the  maximum  amount  that  may be  taken  into  account  under  a  qualified retirement plan pursuant to Code section 401(a)(17)  ($440,000 for 2006) for the year in which the  termination of employment  occurs.  All severance pay must be paid no later  than  December  31 of the  second  calendar  year  following  the calendar year in which the termination of employment occurs.

For purposes of the Severance  Plan,  "change of control" means if "any person,"
as such term is used in Sections 13(d) and 14(d) of the 1934 Act (other than the
Company,  any trustee or other fiduciary  holding  securities  under an employee benefit plan of the Company or any corporation owned, directly or indirectly, by the stockholders of the Company in  substantially  the same proportions as their ownership of stock of the  Company),  is or becomes the  "beneficial  owner" (as defined in Rule 13(d)(3)  under the Exchange Act),  directly or  indirectly,  of securities  of the  Company  representing  more than 50% of the  Company's  then outstanding  securities  or more than 50% of the  combined  voting  power of the
Company's  then  outstanding  securities,  and if, within 12 months  thereafter, members of the Board of  Directors  of the Company at the  beginning  of that 12 month period  ("existing  directors")  together with any director whose election was  subsequently  approved  by vote of at  least  two-thirds  of the  Board  of
Directors  in  office  at the  time of such  election  who are  either  existing directors or approved  directors  ("approved  directors")  cease to constitute a majority of the Board of Directors.

Severance Agreement for Mr. George

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
George  severance in the amount of (1) unpaid base salary and earned bonus as of the  termination  date;  and (2) base  salary  for a  period  of  twelve  months following termination. In addition, if at the date of termination Mr. George has been  employed  for 10  consecutive  years,  he will be paid 50% of the prorated bonus he would have been entitled to if employed  through the bonus period.  Mr.
George shall also be entitled to participate for 18 months after  termination in
Company health, medical and other benefit plans.  Participation shall cease when
Mr. George becomes  eligible for comparable  programs of a subsequent  employer.
All severance  obligations  are conditioned on compliance by Mr. George with his non-competition, non-solicitation and confidentiality obligations.

"Cause"  is  defined as a  termination  because  (i) Mr.  George  willfully  and continually  failed to  perform  his  duties;  (ii)  failed  to comply  with any material  term of the Severance  Agreement;  (iii)  committed a  misdemeanor  or felony;  (iv) committed a violation of the Company's policies or practices;  (v)
acted in a manner  injurious to the Company or unbecoming  of his  position;  or
(vi)  was  subject  to any  fine  or  sanction  of a  regulatory  or  government authority. "Good Reason" means any of the following actions taken by the Company without Mr. George's written consent:  (1) continued failure to pay compensation if not corrected in a specified time period; (2) specified demotion or reduction in base salary;  or (3) material refusal to comply with the Severance  Agreement if not corrected in a specified time period.

Equity Awards Under 2000 Plan

Awards made under our 2000 Plan contain  certain  provisions  which  provide for acceleration of vesting upon a termination.  Upon a termination not related to a
change-in-control,   executives   are   entitled  to  awards   already   vested.
Notwithstanding the terms described below, upon a change-in-control,  as defined by the  severance  plan,  that occurs in the 12 months  prior to an  involuntary termination  entitling the individual to severance  benefits under the Severance
Plan summarized above, all outstanding  unvested stock appreciation right awards and restricted stock awards are fully vested.

Outstanding, unvested option awards may provide for full, immediate vesting upon a "change in  control";  provided  that if the  "change in  control" is due to a merger or asset sale and the  successor  corporation  does not either assume the outstanding  option award or  substitute an  equivalent  option award,  then the option award fully vests,  but is only exercisable for a period of 25 days after notice from the Compensation Committee.

Outstanding,   unvested  stock  appreciation  right  awards  provide  for  full, immediate  vesting  of 50%  (subject  to  the  discretion  of  the  Compensation
Committee  to  accelerate  all or  part  of the  remaining  50% of  outstanding, unvested  stock  appreciation  right  awards)  of  outstanding,  unvested  stock appreciation  right  awards upon a "change of  control".  "Change in control" is defined in the award  agreement  to occur if any person,  as defined in Sections
13(d)

and 14(d) of the 1934 Act is or becomes the beneficial owner of more than 50% of the Company's  outstanding  securities or combined  voting power of  outstanding securities  and if within 12 months  thereafter  (1)  continuing  directors  (as defined  below) cease to constitute a majority of the Board of Directors and (2)
there is a  termination  of  service.  If a merger or asset sale  occurs and the successor  corporation does not either assume the outstanding stock appreciation right award or substitutes an equivalent stock  appreciation  right award,  then
50%  of  the  stock  appreciation  right  award  fully  vests,  but  it is  only exercisable  for a period  of 25 days  after  notice  from the  Company  and for equivalent  consideration  as received by the  stockholders of the  Compensation
Committee in the merger or asset sale.

Stock options and stock  appreciation  rights are  exercisable  for (1) one year after  termination on account of retirement,  disability or death, and (2) three months following a termination for any reason other than retirement,  disability or death (subject to the discretion of the Compensation Committee to extend this period). They terminate  immediately upon a termination for cause.  "Retirement"
is  defined  as  retiring  pursuant  to any  Company  retirement  program  or as otherwise agreed.

Outstanding,  unvested  restricted  stock  awards  provide  for full,  immediate vesting  upon  termination  due to  death,  disability  or the  normal  or early retirement of the executive under the terms of the retirement plan maintained by the Company in which the executive  participates (or if none, after reaching age
65). In addition,  50% (subject to the discretion of the Compensation  Committee to  accelerate  all or  part  of the  remaining  50%  of  outstanding,  unvested restricted stock awards) of outstanding,  unvested restricted stock awards fully vest upon the  occurrence  of a "change of  control",  as  defined  above in the description of stock appreciation rights.

Except as set forth above in the descriptions of stock  appreciation  rights and restricted  stock  awards,  for  purposes of the 2000 Plan,  "change in control"
means  any one of the  following:  (1)  "any  person,"  as such  term is used in
Sections 13(d) and 14(d) of the 1934 Act (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation  owned,  directly or indirectly,  by the  stockholders of the
Company in substantially the same proportions as their ownership of stock of the
Company),  is or becomes the  "beneficial  owner" (as  defined in Rule  13(d)(3)
under the Exchange Act),  directly or  indirectly,  of securities of the Company representing  more than 50% of the Company's then outstanding  securities or 51%
or  more  of the  combined  voting  power  of  the  Company's  then  outstanding securities; (2) during a period of two consecutive years, individuals who at the
beginning  of  such  period   constitute  the  Board  of  Directors   ("existing
directors")  and any new Board member other than a Board member  designated by a person  who has  entered  into  an  agreement  with  the  Company  to  effect  a transaction described in (1), (2) or (3) ("approved director") whose election by the Board of Directors or nomination for election by the Company's  shareholders was approved by a vote of at least  two-thirds of the Board members in office at the  time of such  election  who  are  either  existing  Directors  or  approved directors  ("continuing  directors") cease to constitute a majority of the Board of Directors; (3) the consummation of the merger or consolidation of the Company with any other corporation,  other than a merger with a wholly-owned subsidiary, the sale of substantially  all of the assets of the Company,  or the liquidation or dissolution of the Company, unless, in the case of a merger or consolidation,
(x) the Directors in office  immediately  prior to such merger or  consolidation will constitute at least a majority of the Board of the surviving corporation of such  merger or  consolidation  and any  parent (as such term is defined in Rule
12b-2 under the Exchange Act) of such corporation,  or (y) the voting securities of the  Company  outstanding  immediately  prior  thereto  represent  (either by remaining  outstanding or by immediately  being converted into voting securities of the surviving  entity) more than 66 2/3% of the combined  voting power of the voting  securities of the Company or such surviving  entity and are owned by all or  substantially  all of  the  persons  who  were  the  holders  of the  voting securities of the Company  immediately prior to the transaction in substantially the same  proportions as such holders owned such voting  securities  immediately prior to the transaction;  or (4) the stockholders of the Company approve either a plan of complete  liquidation  of the Company or an agreement  for the sale or disposition by the Company of all or  substantially  all of the Company's assets
(or any transaction having similar effect).

The following  tables provide  information  on potential  benefits that could be received  by each  named  executive  officers  upon a  termination  or change of control.

                                  Walter George
-----------------------------------------------------------------------------------------------------------------------

                                                                            Termination          Termination after a
    Executive Benefits and Payments          Involuntary Not for              For Good                Change in
         Upon Termination (1)                 Cause Termination                Reason                  Control
---------------------------------------- ---------------------------- ------------------------- -----------------------
Compensation:
  Base Salary                                        $333,938                  $267,150                 $333,938
---------------------------------------- ---------------------------- ------------------------- -----------------------
  Equity Vesting (2)                                        -                         -                 $320,816
---------------------------------------- ---------------------------- ------------------------- -----------------------
Benefits and Perquisites
---------------------------------------- ---------------------------- ------------------------- -----------------------
  Post-Termination Health Care (3)                    $17,726                   $17,726                  $17,726
---------------------------------------- ---------------------------- ------------------------- -----------------------
Total                                                $351,664                  $284,876                 $672,480
---------------------------------------- ---------------------------- ------------------------- -----------------------

(1)  Assumes  termination  as of September  28, 2007.  The closing price for the
     Company's stock as of the last trading day of fiscal 2007 was $8.24.

(2)  Represents the value of accelerated  vesting of all outstanding awards upon a change in control. Unvested restricted stock also fully vests upon death, disability or retirement. This amount is $290,493.

(3)  Represents the value of post-termination health care benefits or equivalent severance payment.

                                   Paul Geist
----------------------------------------------------------------------------------------------------------------------

     Executive Benefits and Payments                  Involuntary Not for                   Termination after a
           Upon Termination (1)                        Cause Termination                     Change in Control
------------------------------------------- ----------------------------------------- --------------------------------
Compensation:
  Base Salary                                                  $273,827                             $273,827
------------------------------------------- ----------------------------------------- --------------------------------
  Equity Vesting (2)                                                  -                              $69,103
------------------------------------------- ----------------------------------------- --------------------------------
Benefits and Perquisites
------------------------------------------- ----------------------------------------- --------------------------------
  Post-Termination Health Care (3)                              $12,760                              $12,760
------------------------------------------- ----------------------------------------- --------------------------------
Total                                                          $286,587                             $355,690
------------------------------------------- ----------------------------------------- --------------------------------

(1)  Assumes  termination  as of September  28, 2007.  The closing price for the
     Company's stock as of the last trading day of fiscal 2007 was $8.24.

(2)  Represents the value of accelerated  vesting of all outstanding awards upon a change in control. Unvested restricted stock also fully vests upon death, disability or retirement. This amount is $61,050.

(3)  Represents the value of post-termination health care benefits or equivalent severance payment.

                                  Bob Schuller
------------------------------------------------------------------------------------------------------------------------

      Executive Benefits and Payments                   Involuntary Not for                   Termination after a
            Upon Termination (1)                         Cause Termination                     Change in Control
--------------------------------------------- ----------------------------------------- --------------------------------
Compensation:
  Base Salary                                                    $239,091                             $239,091
--------------------------------------------- ----------------------------------------- --------------------------------
  Equity Vesting (2)                                                    -                             $139,911
--------------------------------------------- ----------------------------------------- --------------------------------
Benefits and Perquisites
--------------------------------------------- ----------------------------------------- --------------------------------
  Post-Termination Health Care (3)                                $12,051                              $12,051
--------------------------------------------- ----------------------------------------- --------------------------------
Total                                                            $251,142                             $391,053
--------------------------------------------- ----------------------------------------- --------------------------------

(1)  Assumes  termination  as of September  28, 2007.  The closing price for the
     Company's stock as of the last trading day of fiscal 2007 was $8.24.

(2)  Represents the value of accelerated  vesting of all outstanding awards upon a change in control. Unvested restricted stock also fully vests upon death, disability or retirement. This amount is $128,536.

(3)  Represents the value of post-termination health care benefits or equivalent severance payment.

Director Compensation

All directors in 2007 were non-employee  directors.  All non-employee  directors are paid an annual  retainer of $20,000,  payable in common  stock and  $14,000, payable in cash.  The Chairman of the Board  receives an annual cash retainer of
$65,000.  Directors are paid $1,750 for each meeting of the Board attended,  and
$350 for each telephonic Board meeting participation.  Directors who are members of a committee (other than the Audit Committee) of the Board are paid $1,000 for each committee meeting attended,  and $350 for each telephonic committee meeting participation.  The Chairman and other  members of the Audit  Committee are paid
$3,500 and $1,500 per meeting, respectively, for in person meetings and $350 for each  telephonic  meeting  participation.  A  director  who is  chairman  of the
Compensation  and/or Nominating and Governance  Committee is paid an annual cash retainer of $3,500. The Audit Committee Chairman is paid an annual cash retainer of $80,000.  All directors are reimbursed for out of pocket expenses incurred in connection with attendance at Board and Committee meetings.

As called for by the Corporate Governance  Principles,  we have adopted a policy regarding  minimum stock ownership by members of the Board. The policy generally requires that at all times each director own at least the number of shares equal to the annual stock  retainer  payment  discussed  above.  The minimum number of shares  required  to be held by a  director  is  calculated  as of the  date the payment  is made.  Any  subsequent  change in the value of the  shares  will not affect the amount of stock a director is required  to hold.  During  fiscal year
2007, all directors were in compliance with this policy.

2007 Director Compensation Table

The  following  table  sets  forth  the  compensation  paid to our  non-employee directors in 2007.

-------------------------------------------------------------------------------------------------
                                      Fees
                                    Earned or
                                     Paid in                Stock
             Name                     Cash                Awards (1)                   Total
-------------------------------------------------------------------------------------------------
David Allen                         $ 37,867              $ 20,000                    $57,867
-------------------------------------------------------------------------------------------------
Jonathan Baum                         44,150                20,000                     64,150
-------------------------------------------------------------------------------------------------
Mark Demetree                         25,200                20,000                     45,200
-------------------------------------------------------------------------------------------------
James Heeter                          39,700                20,000                     59,700
-------------------------------------------------------------------------------------------------
Ronald Kesselman                      49,384                20,000                     69,384
-------------------------------------------------------------------------------------------------
Terrance O'Brien                      25,850                20,000                     74,850
-------------------------------------------------------------------------------------------------
William Patterson                    185,200                20,000                    205,200
-------------------------------------------------------------------------------------------------
Tim Pollack                           22,050                20,000                     42,050
-------------------------------------------------------------------------------------------------
Raymond Silcock (2)                   36,067                20,000                     56,067
-------------------------------------------------------------------------------------------------
Robert Niehaus (2)                    22,050                20,000                     42,080
-------------------------------------------------------------------------------------------------

(1)  The amounts in this column  represent stock grants under our 2000 Plan. All stock is fully vested upon grant.  This column  reflects the dollar  amount recognized  for  financial  reporting  purposes  for the fiscal  year ended
     September  28, 2007,  in  accordance  with SFAS 123R  (excluding  estimated forfeitures).  Assumptions  used in the  calculations  of these amounts are included in Note 15 to our audited financial statements for the fiscal year ended September 28, 2007 included in this Annual Report on Form 10-K. There were no forfeitures during the year by these persons.  The table below sets forth the grant date fair  value of stock  awards in 2007 and the number of shares awarded in 2007.

(2)  Mr. Silcock resigned on August 2, 2007 and Mr. Niehaus  resigned  effective
     January 31, 2008.

                                       86

---------------------------------------------------------------------------------
                                     2007                       2007
                                 Awards Grant                Shares of
Name                            Date Fair Value            Stock Granted
---------------------------------------------------------------------------------
David Allen                        $20,000                     1,878
---------------------------------------------------------------------------------
Jonathan Baum                       20,000                     1,878
---------------------------------------------------------------------------------
Mark Demetree                       20,000                     1,878
---------------------------------------------------------------------------------
James Heeter                        20,000                     1,878
---------------------------------------------------------------------------------
Ronald Kesselman                    20,000                     1,878
---------------------------------------------------------------------------------
Terrance O'Brien                    20,000                     1,878
---------------------------------------------------------------------------------
William Patterson                   20,000                     1,878
---------------------------------------------------------------------------------
Tim Pollack                         20,000                     1,878
---------------------------------------------------------------------------------
Raymond Silcock                     20,000                     1,878
---------------------------------------------------------------------------------
Robert Niehaus                      20,000                     1,878
---------------------------------------------------------------------------------

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

                                                                       CLASS A COMMON STOCK
                                                                        BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER (1)                         NUMBER OF SHARES (2)                     PERCENT
----------------------------                         --------------------                     -------

Jonathan E. Baum (3)                                           21,073                             *
Tim M. Pollak                                                  13,559                             *
Robert J. Druten                                                3,960                             *
Mark C. Demetree                                               14,378                             *
William R. Patterson                                           18,922                             *
Terence C. O'Brien                                             11,870                             *
James A. Heeter (4)                                             7,954                             *
Walter N. George (2)                                          219,185                           1.1
Ronald C. Kesselman                                             5,838                             *
David W. Allen                                                  5,838                             *
James P. Fogarty                                                   --                             *
John P. Kelly                                                  49,000                             *
Paul R. Geist (2)                                              42,178                             *
Robert W. Schuller (2)                                         39,930                             *
All Directors and executive officers
   as a group (13 persons) (2)                                453,685                           2.3

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

                                                                        Class A Common Stock
                                                                         Beneficially Owned
Name and Address of Beneficial Owner                        Number of Shares               Percent (1)
------------------------------------                        ----------------               -----------

Jana Partners, LLC (2)
     200 Park Avenue, Suite 3300                                  2,898,223                     14.9%
     New York, NY 10166

SCSF Equities, LLC (3)
     5200 Town Center Circles, Suite 470                          2,888,300                     14.9%
     Boca Raton, FL 33486

PrimeCap Management Company (4)
    225 So.  Lake Avenue #400                                     1,889,081                      9.7%
    Pasadena, CA 91101

FMR Corp. (5)
    82 Devonshire Street                                          1,939,400                     10.0%
    Boston, MA 02109

Kenmare Capital Partners L.L.C. (6)                               1,268,683                      6.5%
     712 5th Avenue, 9th Floor
     New York, NY 10019

Dimensional Fund Advisors, LP (7)
     1299 Ocean Avenue, 11th Floor                                1,207,150                      6.2%
     Santa Monica, CA 90401

Arnhold and S. Bleichroeder Advisors LLC (8)                      1,148,806                      5.9%
     1345 Avenue of Americas
     New York, NY 10105

Franklin Resources, Inc. (9)
     One Franklin Parkway                                           975,000                      5.0%
     San Mateo, CA 94403-1906

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
Incentive Plan and 2000 Equity  Incentive  Plan and that may be purchased  under our Employee  Stock  Purchase Plan as of September 28, 2007.  The Company has no
equity plans that have not been approved by stockholders.

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
        Plan Category                     (a) (1)                        (b)                        (c) (2)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
   approved by stockholders              1,170,378                     $17.04                      2,158,884
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1)      Includes an estimate of the number of shares that would be issued under
         the  2000  Equity   Incentive   Plan  due  to  the  exercise  of  stock
         appreciation  rights  based  upon the  closing  price  of the  stock on
         September 28, 2007. Upon exercise of the stock appreciation  rights the executives  receive the number of shares of common stock equal in value to the  difference  between the fair market value on the grant date and the fair

         market value on the exercise date times the number of shares. Only the number  of  shares  delivered  at  exercise  will  count  against  the securities remaining available for future issuance.

(2)      Includes an estimate of the number of shares that would be issued under
         the  2000  Equity   Incentive   Plan  due  to  the  exercise  of  stock
         appreciation  rights  based  upon the  closing  price  of the  stock on
         September 28, 2007. Upon exercise of the stock appreciation  rights the executives  receive the number of shares of common stock equal in value to the  difference  between the fair market value on the grant date and the fair market value on the exercise  date times the number of shares.
         Only the number of shares  delivered at exercise will count against the securities  remaining  available for future  issuance.  Includes 47,476 shares reserved for issuance under the Employee Stock Purchase Plan.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
           INDEPENDENCE

Policies and Procedures Regarding Related Party Transactions

The  Company  has not  adopted a formal  policy  with  respect to related  party transactions.  All related party  transactions,  regardless  of size,  are first reviewed by the  Nominating  and  Governance  Committee  who then reports to the entire  Board  of  Directors  with  a  recommendation  as  to  approval  of  the transaction. The Board of Directors then makes the final determination.

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

Determination of Independence

The Board has affirmatively  determined that, except for Mr. John Kelly, our CEO and president, no current director or former director who served during the most recent fiscal year has or had a material  relationship  with us and each current or former director is an "Independent  Director," as defined by the rules of the
NYSE.  While  the  Company  is no  longer  listed  on the  NYSE,  the  Board has determined to continue to use the NYSE independence standards.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services of Ernst & Young LLP

The following  table  summarizes fees billed to the Company by Ernst & Young LLP for fiscal years 2007 and 2006:

         Service                                         2007       2006
         -------                                    ------------  ----------

         Audit fees                                 $  1,260,000  $1,137,000
         Audit-related fees                               56,000     407,000
                                                    ------------  ----------
         Total audit and audit-related fees            1,316,000   1,544,000
                                                    ------------  ----------

                                                    ------------  ----------
         Total tax fees                                  344,000     536,000
                                                    ------------  ----------
         Total fees                                 $  1,660,000  $2,080,000
                                                    ============  ==========

Audit-related  fees principally relate to benefit plan audits and Sarbanes-Oxley compliance.  Total  tax fees  principally  relate to tax  preparation  services, foreign trade zone qualification assistance and other tax consultations.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following items are filed as a part of the report:

1.       The Company's  consolidated financial statements prepared in accordance
         with  Regulation  S-X,   including  the   consolidated   statements  of
         operations,  cash flows, stockholders' equity, and comprehensive income for the three fiscal years ended September 28, 2007, September 29, 2006 and  September  30,  2005 and the  consolidated  balance  sheets  as of
         September 28, 2007 and  September  29, 2006,  and related notes and the
         Report of Independent  Registered  Public  Accounting Firm are included under Item 8 of this Annual Report on Form 10-K.

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

                                  AMERICAN ITALIAN PASTA COMPANY
                                  By:    /s/ John P. Kelly
                                        ------------------------------------
                                       John P. Kelly
                                       President and Chief Executive Officer
Date:  June 27, 2008

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
10-K.

/s/ William R. Patterson            Chairman of the Board of Directors                           June 27,  2008
-------------------------
William R. Patterson

/s/ John P. Kelly                   President, Chief Executive Officer and Director
-------------------------
John P. Kelly                       (principal executive officer)                                June 27,  2008

/s/ Paul R. Geist                   Executive Vice President and Chief Financial Officer         June 27,  2008
-------------------------
Paul R. Geist                       (principal financial and accounting officer)

/s/ Jonathan E. Baum                Director                                                     June 27,  2008
-------------------------
Jonathan E. Baum

/s/ Tim M. Pollak                   Director                                                     June 27,  2008
-------------------------
Tim M. Pollak

/s/ Mark C. Demetree                Director                                                     June 27,  2008
-------------------------
Mark C. Demetree

/s/ James A. Heeter                 Director                                                     June 27,  2008
-------------------------
James A. Heeter

/s/ Terence C. O'Brien              Director                                                     June 27,  2008
-------------------------
Terence C. O'Brien

/s/ David W. Allen                  Director                                                     June 27,  2008
-------------------------
David W. Allen

/s/ Ronald C. Kesselman             Director                                                     June 27,  2008
-------------------------
 Ronald C. Kesselman

/s/ Robert J. Druten                Director                                                     June 27,  2008
-------------------------
 Robert J. Druten

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
            PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
        HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

                                 Not applicable.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         AMERICAN ITALIAN PASTA COMPANY

                                                       Balance at          Charged                             Balance
                                                       Beginning          to Costs                              at End
Description                                            of Period         and Expense      Deductions (1)      of Period
-----------                                            ---------         -----------      --------------      ---------
Year Ended September 28, 2007:
Deducted from asset accounts:
   Allowance for doubtful accounts                       $ 1,989,000        $   163,000       $   282,000    $  1,870,000
   Allowance for slow-moving, damaged and
   discontinued inventory                                  1,499,000            788,000         1,644,000         643,000
                                                         -----------        -----------        ----------    ------------
Total                                                    $ 3,488,000        $   951,000        $1,926,000    $  2,513,000
                                                         ===========        ===========        ==========    ============

Year ended September 29, 2006:
Deducted from asset accounts:
   Allowance for doubtful accounts                       $ 2,116,000        $ (127,000)       $         -    $  1,989,000
   Allowance for slow-moving, damaged and
   discontinued inventory                                 10,470,000          1,420,000        10,391,000       1,499,000
                                                        ------------        -----------       -----------    ------------
Total                                                    $12,586,000        $ 1,293,000       $10,391,000    $  3,488,000
                                                        ============        ===========       ===========    ============

Year ended September 30, 2005:
Deducted from asset accounts:
   Allowance for doubtful accounts                       $ 1,351,000       $  1,806,000       $ 1,041,000    $  2,116,000
   Allowance for slow-moving, damaged and
   discontinued inventory                                  3,702,000         12,155,000         5,387,000      10,470,000
                                                         -----------       ------------        ----------    ------------
Total                                                    $ 5,053,000       $ 13,961,000       $ 6,428,000    $ 12,586,000
                                                         ===========       ============       ===========    ============

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

                  10.5.10*Cash  Incentive  Plan for fiscal  2006,  2007 and 2008
                          (incorporated  by reference to Exhibit  10.5.10 to the
                          Company's  Annual Report on Form 10-K for fiscal 2005,
                          filed June 16, 2008).

                  10.5.11*Employment  agreement  dated  November 6, 2007 between
                          the  Company  and  John  P.  Kelly   (incorporated  by
                          reference  to Exhibit 10.1 to the  Company's  Form 8-K
                          filed November 8, 2007).

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

                  10.17   Real  Estate  Contract  between  the  Company  and ST
                          Specialty   Foods,   Inc.   dated   June   12,   2006
                          (incorporated  by  reference  to Exhibit  10.1 to the
                          Company's Form 8-K filed June 16, 2006).

                  10.18*  American  Italian  Pasta  Company  Severance  Plan for
                          Senior Vice Presidents and Above.

(21)             Subsidiaries of the registrant.

                 List of subsidiaries is attached hereto as Exhibit 21.

(23)             Consent of Ernst & Young LLP.

(24)             Power of Attorney.

                 The power of  attorney is set forth on the  signature  page of this Annual Report on Form 10-K.

(31.1)           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                 of 2002.

(31.2)           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                 of 2002.

(32)             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002.

* Represents a management contract or a compensatory plan or arrangement.

