Form 10-Q
period 2007-12-28
AMERICAN ITALIAN PASTA CO
filed 2008-08-06
CIK 849667

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X|  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

          For the quarterly period ended December 28, 2007

          Or

     | |  Transition  Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                        Commission file number 001-13403

                         AMERICAN ITALIAN PASTA COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                               84-1032638
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes ? No |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated  filer, a non-accelerated  filer, or a smaller reporting company.
See definitions of "large accelerated filer,"  "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer | |               Accelerated filer |X|

           Non-accelerated filer | |             Smaller reporting company | |
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
                                                      Yes | | No |X|

     As of August 1, 2008, the Registrant had 19,357,415 shares of common stock, par value $0.001 per share, outstanding.

                         AMERICAN ITALIAN PASTA COMPANY
                                    Form 10-Q
                     Fiscal Quarter Ended December 28, 2007

                                Table of Contents

Part I - Financial Information                                                                            Page

         Item 1.           Consolidated Financial Statements (unaudited)                                     1

                           Consolidated Balance Sheets at December 28, 2007 and September 28, 2007           1

                           Consolidated Statements of Operations for the three months ended                  2
                           December 28, 2007 and December 29, 2006

                           Consolidated Statement of Stockholders' Equity for the
                           three months ended December 28, 2007                                              3

                           Consolidated Statements of Comprehensive Income for the
                           three months ended December 28, 2007 and December 29, 2006                        4

                           Consolidated Statements of Cash Flows for the three months ended
                           December 28, 2007 and December 29, 2006                                           5

                           Notes to Consolidated Financial Statements                                        6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                        12

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                       18

         Item 4.           Controls and Procedures                                                          18

Part II - Other Information

         Item 1.           Legal Proceedings                                                                19

         Item 1A.          Risk Factors                                                                     21

         Item 2.           Unregistered Sales of Equity Securities and Uses of Proceeds                     21

         Item 3.           Defaults Upon Senior Securities                                                  22

         Item 4.           Submission of Matters to a Vote of Security Holders                              22

         Item 5.           Other Information                                                                22

         Item 6.           Exhibits                                                                         22

Signature Page

Exhibit Index

PART I.           FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                      (in thousands, except share amounts)

                                                              December 28, 2007     September 28, 2007
ASSETS
Current assets:
     Cash and cash equivalents                                       $  8,545              $ 16,635
     Short-term investments                                             6,630                     -
     Trade and other receivables, net                                  38,167                38,279
     Inventories                                                       56,444                44,443
     Prepaid expenses and other current assets                          9,364                 7,629
     Deferred income taxes                                              2,323                 2,381
                                                                    ---------             ---------
Total current assets                                                  121,473               109,367
Property, plant and equipment, net                                    313,863               316,109
Brands and trademarks                                                  83,416                83,282
Other assets                                                           18,924                19,205
                                                                    ---------             ---------
Total assets                                                        $ 537,676             $ 527,963
                                                                    =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $  25,879             $  19,195
     Accrued expenses                                                  31,884                31,523
     Current portion of deferred revenues                                  99                    99
     Income taxes payable                                                   -                 1,082
     Current maturities of long-term debt                               2,011                 1,963
                                                                    ---------             ---------
Total current liabilities                                              59,873                53,862
Long-term debt, less current maturities                               239,900               240,000
Income taxes payable                                                    1,851                     -
Deferred income taxes                                                  34,913                35,286
Litigation settlement                                                  26,500                26,500
Deferred revenue, less current portion                                    372                   397
                                                                    ---------             ---------
Total liabilities                                                     363,409               356,045
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value:
        Authorized shares - 10,000,000                                      -                     -
        Issued and outstanding shares - none
     Class A common stock, $.001 par value:
        Authorized shares - 75,000,000                                     21                    21
        Issued and outstanding shares -
        20,980,710 and 18,822,454, respectively, at
        December 28, 2007; 20,832,627 and 18,674,628,
        respectively, at September 28, 2007
     Class B common stock, par value $.001
        Authorized shares - 25,000,000                                      -                     -
        Issued and outstanding - none
     Additional paid-in capital                                       247,874               247,492
     Treasury stock, 2,158,256 shares at December 28,
        2007 and 2,157,999 shares at
        September 28, 2007, at cost                                  (52,030)              (52,029)
     Accumulated other comprehensive income                            16,594                15,352
     Accumulated deficit                                             (38,192)              (38,918)
                                                                    ---------             ---------
Total stockholders' equity                                            174,267               171,918
                                                                    ---------             ---------
Total liabilities and stockholders' equity                           $537,676             $ 527,963
                                                                    =========             =========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (in thousands, except per share amounts)

                                                                       Three Months Ended
                                                           December 28, 2007        December 29, 2006

      Revenues                                                   $ 111,723               $  94,105
      Cost of goods sold                                            87,388                  69,818
                                                                 ---------               ---------
      Gross profit                                                  24,335                  24,287

      Selling and marketing expense                                  6,020                   4,843
      General and administrative expense                            10,160                   8,302

      Losses related to long-lived assets                                -                      23
                                                                 ---------               ---------
      Operating profit                                               8,155                  11,119
      Interest expense, net                                          7,088                   7,759
      Other income, net                                               (17)                    (58)
                                                                 ---------               ---------

      Income before income taxes                                     1,084                   3,418
      Income tax benefit                                             (310)                   (133)
                                                                 ---------               ---------
      Net income                                                 $   1,394               $   3,551
                                                                 =========               =========

      Net income  per common share (basic)                       $    0.07               $    0.19

      Weighted-average common shares outstanding (basic)            18,727                  18,635
                                                                 =========               =========

      Net income per common share (diluted)                      $    0.07               $    0.19

      Weighted-average common shares outstanding (diluted)          18,938                  18,834
                                                                 =========               =========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited
                                 (in thousands)

                                                        Three Months Ended
                                                         December 28, 2007

Class A Common Shares
     Balance, beginning                                         20,833
     Issuance of shares of common stock                            148
                                                             ---------
     Balance, ending                                            20,981
                                                             =========

Class A Common Shares - par value
     Balance, beginning                                      $      21
     Issuance of shares of common stock                              -
                                                             ---------
     Balance, ending                                         $      21
                                                             =========

Additional Paid-in Capital
     Balance, beginning                                      $ 247,492
     Stock based compensation                                      382
                                                             ---------
     Balance, ending                                         $ 247,874
                                                             =========

Treasury Stock, at cost
     Balance, beginning                                      $(52,029)
     Purchases of treasury stock                                   (1)
                                                             ---------
     Balance, ending                                         $(52,030)
                                                             =========

Accumulated Other Comprehensive Income
     Foreign currency translation adjustment:
     Balance, beginning                                      $  15,352
     Change during the period                                    1,242
                                                             ---------
     Balance, ending                                         $  16,594
                                                             =========

Accumulated Deficit
     Balance, beginning                                      $(38,918)
     Additional tax related liabilities upon adoption
     of FIN 48                                                   (668)
     Net income                                                  1,394
                                                             ---------
     Balance, ending                                         $(38,192)
                                                             =========

Total Stockholders' Equity                                   $ 174,267
                                                             =========

    See accompanying notes to the unaudited consolidated financial statements

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    Unaudited
                                 (in thousands)

                                                                      Three Months Ended
                                                           December 28, 2007      December 29, 2006

        Net income                                              $ 1,394                $ 3,551

        Other comprehensive income:

                Foreign currency translation adjustments          1,242                  1,542
                                                                 ------                -------

        Comprehensive income                                    $ 2,636                $ 5,093
                                                                =======                =======

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                                                   Three Months Ended
                                                                        December 28, 2007      December 29, 2006

OPERATING ACTIVITIES:
Net income                                                                $       1,394           $      3,551
Adjustments to reconcile net income to net cash
       provided by operating activities:
                Depreciation and amortization                                     6,029                  5,816
                Amortization of deferred financing fees                             324                    305
                Losses related to long-lived assets                                   -                     23
                Unrealized loss on short-term investment                             93                      -
                Provision for doubtful accounts                                     109                    128
                Provision for inventory obsolescence                                226                    440
                Stock-based compensation expense                                    382                    359
                Deferred income tax benefit                                       (315)                  (476)
                Changes in operating assets and liabilities:
                    Trade and other receivables                                     221                  (683)
                    Inventories                                                (12,095)                  (854)
                    Prepaid expenses and other current assets                   (1,734)                      9
                    Accounts payable and accrued expenses                         6,842                    551
                    Income taxes payable                                           (18)                     87
                    Other assets                                                  (393)                    138
                                                                          -------------           ------------
Net cash provided by operating activities                                         1,065                  9,394

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                      (2,447)                (1,537)
Short-term investments under orderly liquidation                                (7,379)                      -
Redemption of short-term investments                                                656                      -
                                                                          -------------           ------------
Net cash used in investing activities                                           (9,170)                (1,537)

FINANCING ACTIVITIES:
Principal payments on debt                                                        (100)                (8,000)
Purchase of treasury stock                                                          (1)                   (64)

Deferred financing costs                                                             -                    (7)
                                                                          -------------           ------------
Net cash used in financing activities                                             (101)                (8,071)
Effect of exchange rate changes on cash                                             116                    106
                                                                          -------------           ------------
Net decrease in cash and cash equivalents                                       (8,090)                  (108)
Cash and cash equivalents, beginning of period                                   16,635                 22,805
                                                                          -------------           ------------
Cash and cash equivalents, end of period                                  $       8,545           $     22,697
                                                                          =============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid for interest                                         $       6,569           $      7,539
                                                                          =============           ============
           Cash paid for income taxes                                     $           -           $        142
                                                                          =============           ============

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions to Form 10-Q and Article 10 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results for the three months ended December 28, 2007 are not  necessarily  indicative  of the results  that may be  expected  for the fiscal year ended  September  26, 2008.  For further  information,  refer to the
consolidated   financial  statements  and  footnotes  thereto  included  in  the
Company's  Annual  Report on Form 10-K for the fiscal year ended  September  28,
2007.

American  Italian  Pasta  Company  (the  "Company"  or "AIPC") uses a 52/53 week financial  reporting  cycle with a fiscal  year that ends on the last  Friday of
September  or the first  Friday of October.  The  Company's  first three  fiscal quarters end on the Friday last preceding  December 31, March 31, and June 30 or the first Friday of the  following  month.  For purposes of this Form 10-Q,  all fiscal quarters presented included 13 weeks of activity.

2.   SHORT TERM INVESTMENTS

As of September 28, 2007, the Company had $9.2 million  invested in the Columbia
Strategic Cash Portfolio Fund (Columbia  Fund),  administered by a subsidiary of
Bank of  America,  which  is an  enhanced  money  fund  that  allowed  immediate withdrawal of funds. On December 10, 2007, when the investment  balance was $7.4 million, Columbia determined that the underlying securities had liquidity issues and notified the Company  that the fund would begin an orderly  liquidation  and dissolution  of assets to its  investors.  The balance in the  Columbia  Fund at
December 28, 2007 was $6.6  million.  The  underlying  assets are valued at fair value and as of December 28, 2007 the Company has recorded  valuation  losses on this  investment of $0.1 million.  During the first quarter of 2008, the Company received $0.2 million of interest from the Columbia Fund. Through June 27, 2008, the Company has  recovered  approximately  $3.8  million of the  pre-liquidation investment balance.  The remaining investment of $3.6 million is to be recovered as the liquidation progresses. The Company believes that the entire balance will be recovered.  During the nine-month period ended June 27, 2008, the Company has received $0.3 million of interest  income from the Columbia Fund. The underlying assets are valued at fair value and as of June 27, 2008 the Company has recorded valuation losses on this investment of $0.2 million.

3.   INVENTORIES

Inventories  are carried at standard costs adjusted for  capitalized  variances, which approximate the lower of cost, determined on a first-in,  first-out (FIFO)
basis,  or  market.   The  Company   periodically   reviews  its  inventory  for
slow-moving,  damaged or discontinued items and provides reserves to reduce such items identified to their recoverable amount.

Inventories consist of the following (in thousands):

                                                                            December 28, 2007       September 28, 2007

   Finished goods                                                               $  39,892               $  30,713
   Raw materials, additives, packaging materials and work-in-process               17,350                  14,373
   Reserves for slow-moving, damaged and discontinued inventory                     (798)                   (643)
                                                                                ---------               ---------
                                                                                $  56,444               $  44,443
                                                                                =========               =========

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                  December 28, 2007       September 28, 2007

   Land and improvements                              $  11,938               $  11,867
     Buildings                                          112,864                 112,434
   Plant and mill equipment                             351,695                 348,617
   Furniture, fixtures and equipment                     30,890                  30,848
                                                      ---------               ---------
                                                        507,387                 503,766
   Accumulated depreciation                           (205,439)               (199,369)
                                                      ---------               ---------
                                                        301,948                 304,397
   Spare parts, net of reserve                            8,372                   8,154
   Construction in progress                               3,543                   3,558
                                                      ---------               ---------
                                                      $ 313,863               $ 316,109
                                                      =========               =========

5.   SHORT TERM DEBT

As of December  28,  2007,  the Company had  short-term  debt  comprised  of two revolving credit  facilities at its Italian  subsidiary of $1.4 million and $0.6 million  that bear  interest  at 5.3% and 5.7%,  respectively,  and  matured  in
February and March 2008, respectively.

On January 29, 2008, the Company's Italian subsidiary entered into an additional revolving  credit facility that provided up to an additional  $0.9 million.  The new revolving credit agreement  matured on March 31, 2008, was renewed again and matured in the third  quarter.  The  interest on the credit  facility  was 5.3%.
These revolving credit  facilities are secured by Italian  accounts  receivables and other assets,  and there is no  additional  borrowing  capacity  under these three revolving credit facilities.  The Company's U.S. credit facility (see note
6) limits the outstanding debt owed by its Italian subsidiary to $5.0 million in the aggregate.  The Company is in compliance  with this limit as of December 28,
2007, and with the subsequent revolving credit facility.

6.   LONG-TERM DEBT

As of December 28, 2007,  the Company's term loan balance was $239.9 million and its  revolving  credit  facility had no  outstanding  balance  (the U.S.  credit facility).  The U.S. credit facility,  as amended, is comprised of the term loan and a $30 million revolving credit facility. The Company had outstanding letters of credit  under its  revolving  credit  facility  totaling  approximately  $4.8 million  and $2.3  million as of  December  28,  2007 and  September  28,  2007,
respectively.  Accordingly,  under the U.S.  facility the Company had additional borrowing  capacity of $25.2  million and $27.7  million as of December 28, 2007 and September 28, 2007,  respectively.  The U.S.  credit  facility is secured by substantially  all of our assets and  provides for interest at either LIBOR rate plus 600 basis points or at an alternate base rate calculated as prime rate plus
500 basis points.  The interest rate in effect at December 28, 2007 was 11.2% on the U.S. facility.  Under the amended U.S. credit facility,  we were required to deliver our fiscal year 2005, 2006 and 2007 audited financial  statements to the lenders by June 30, 2008 at which time the interest  rate would  decrease to 550 points  over LIBOR.  During  June 2008,  the  Company  delivered  the  financial statements to its lenders in accordance with the amended facility and, effective
July 3, 2008, the interest rate was decreased to 550 points over LIBOR.

The U.S.  credit  facility  expires  in March  2011  and  does not  require  any scheduled  principal  payments.  Principal  pre-payments are required if certain events occur in the future,  including the sale of certain  assets,  issuance of equity  and the  generation  of  "excess  cash  flow" (as  defined in the credit agreement).

Our U.S. credit facility  contains  restrictive  covenants which include,  among other things,  financial  covenants  requiring  minimum and cumulative  earnings levels and  limitations  on the payment of  dividends,  stock  purchases and our ability to enter into  certain  contractual  arrangements.  The  Company  was in compliance with these financial  covenants as of December 28, 2007 and September
28, 2007.

7.   CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

On October 28, 2000,  the U.S.  government  enacted the  "Continued  Dumping and
Subsidy Offset Act of 2000" (the "Act"),  commonly known as the Byrd  Amendment, which provided that assessed  anti-dumping and subsidy duties liquidated by the  Department of Commerce on Italian and Turkish  imported pasta after October 1, 2000 would be distributed to affected domestic  producers.  The legislation  creating the dumping and subsidy offset payment provides for annual payments  from the U.S.  government.  The  Company  records  the Byrd  Amendment payment as revenue in the quarter in which the amount,  and the right to receive the payment, can be reasonably determined.

During the  three-month  periods ended  December 28, 2007 and December 29, 2006, the Company received and recognized as revenue $4,640,000 and $2,959,000, all of which was recorded in the first  quarter of fiscal 2008 and 2007,  respectively.
Effective   October  1,  2007,   the  Act  was   repealed,   resulting   in  the
discontinuation  of future  distributions  to affected  domestic  producers  for duties  assessed  after such date.  It is not  possible to  reasonably  estimate amounts,  if any,  to be  received  in the  future on duties  assessed  prior to
October 1, 2007.

8.   INCOME TAXES

In June 2006,  the Financial  Accounting  Standard  Board  ("FASB")  issued FASB
Interpretation No. 48 (FIN 48),  Accounting for Uncertainty in Income Taxes - an
interpretation  of FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48
clarifies the  accounting  for  uncertainty  in income taxes in an  enterprise's financial  statements in  accordance  with SFAS No. 109,  Accounting  for Income
Taxes. This  interpretation  prescribes a recognition  threshold and measurement attribute for the  financial  statement  recognition  and  measurement  of a tax position  taken or expected to be taken in a tax  return.  FIN 48 also  provides guidance on derecognition of tax benefits,  classification on the balance sheet,
interest  and  penalties,   accounting  in  interim  periods,  disclosures,  and
transition.

The Company  adopted FIN 48 effective  September  29,  2007.  As a result of the
adoption,   the  Company  recognized   additional  tax  related  liabilities  of
approximately  $0.7  million  resulting  in a reduction  to  beginning  retained earnings.  In addition,  the Company reclassified  approximately $1.2 million of income tax  liabilities  from a current  liability  classification  to a current receivable  and a  non-current  liability  classification,  as  payment  of  the liability  is not  anticipated  within one year of the balance  sheet date.  The
Company also recorded approximately $0.2 million of deferred tax assets relating to the tax  benefits  associated  with  interest  expense and  federal  benefits associated  with  state  tax  expenses,  which  was  fully  offset  due  to  the application of a valuation allowance. As of September 29, 2007, the gross amount of unrecognized tax benefits,  including  penalty and interest was approximately
$2.3  million.  If  recognized,  approximately  $2.1  million  would  affect the
Company's  effective  tax rate.  As of December  28,  2007,  the gross amount of unrecognized tax benefits, including penalty and interest was approximately $2.3 million.  If recognized,  approximately  $2.1 million would affect the Company's effective tax rate.

The Company  files  income tax  returns in the U.S.  federal  jurisdiction,  the
United Kingdom,  the  Netherlands,  Italy and various state  jurisdictions.  The
Company has also made an evaluation of the potential  impact of  assessments  by state jurisdictions in which it has not filed tax returns.  The Internal Revenue
Service has examined and proposed  adjustments to the tax returns for the fiscal years ended 2002  through  2004.  This  examination  was  concluded in the third
quarter  of  this  fiscal  year  with  no  material   change  from  the  amounts
anticipated.

As of the  September  29, 2007  adoption date of FIN 48, the federal tax returns for the fiscal  years ended 2004  through  2007 remain  open,  although  the IRS completed  an  examination  for the  fiscal  year  ended 2004  during  2008.  In addition,  state and foreign tax returns for the fiscal years ended 2003 through
2007 are open to audit under the statute of  limitations.  As of the end of each quarter of the current  fiscal year, it is not  anticipated  that any of the net unrecognized tax benefits will be recognized in the next twelve months.

As permitted by FIN 48, we have classified interest and penalties as a component of  income  tax  expense.  Estimated  interest  and  penalties  classified  as a component  of income tax  expense  totaled $5  thousand  for the  quarter  ended
December 28, 2007.  Accrued  interest and  penalties  were $0.6 million and $0.6 million as of December 28, 2007 and September 29, 2007, respectively.

The Company  recorded an income tax benefit of $0.3 million for the three months ended December 28, 2007. The benefit is attributable primarily to a reduction in valuation  allowance  during  the  current  year  against  deductible  temporary differences related to a tax benefit from foreign operations.

9.   EQUITY INCENTIVE PLANS

Effective  October 1, 2005,  fiscal year 2006, the Company adopted  Statement of
Financial  Accounting  Standard No. 123 (revised  2004),  "Share Based  Payment"
(SFAS No. 123R) using the modified  prospective method. Under SFAS No. 123R, the
Company is required to recognize,  as expense,  the estimated  fair value of all share based payments to employees.

Under SFAS No. 123R,  the Company  recognized  compensation  expense  related to stock  option  awards and stock  appreciation  rights of $333,000  and  $163,000 during the first three month period ending  December 28, 2007 and the comparable period in fiscal 2006, respectively.

A summary of the Company's stock option activity, and related information, is as follows:

                                                                                                   Weighted
                                                                                                   Average
                                                                                                  Remaining
                                                                                Weighted         Contractual
                                                             Number of          Average              Term
                                                              Shares         Exercise Price       (in years)

Outstanding at September 28, 2007                              940,164          $ 30.19               4.3
     Cancelled/Expired                                        (70,815)          $ 18.30
                                                              --------
Outstanding at December 28, 2007                               869,349          $ 31.16               4.4
                                                              ========
Vested or expected to vest at December 28, 2007                860,413          $ 31.18               4.4
Exercisable at December 28, 2007                               799,534          $ 31.33               4.2

A summary of the  Company's  stock  appreciation  rights  activity,  and related information, is as follows:

                                                                                                     Weighted
                                                                                                     Average
                                                                    Weighted         Aggregate      Remaining
                                                 Number of          Average          Intrinsic   Contractual Term
                                                   Shares        Exercise Price     Value           (in years)

Outstanding at September 28, 2007                 1,230,783          $7.00          $1,894,000         5.8
     Granted                                        928,002          $7.45
                                                -----------
Outstanding at December 28, 2007                  2,158,785          $7.20          $1,018,461         5.6
                                                ===========
Vested or expected to vest at December 28, 2007   1,799,776          $7.26          $  775,387         5.7
Exercisable at December 28, 2007                     94,822          $5.71          $  129,256         5.2

As of December  28,  2007,  the Company had  $4,080,000  of future  unrecognized compensation costs related to stock options and stock appreciation rights. These costs are  expected  to be  recognized  over a weighted  average  period of 3.10 years.

10.  RESTRICTED STOCK

During the three months ended  December 28,  2007,  the Company  issued  148,083 shares of restricted  stock to employees of the Company with a  weighted-average grant date values of $7.78 under the Company's  2000 Equity  Incentive  Plan, as amended (the "2000 Plan").  The Company has recorded  expense on the  restricted stock as it vests equal to the fair value at the end of each  reporting  period, in accordance with SFAS No. 123R. The Company maintains certain restricted stock compensation  plans for  which  employees  are  allowed  to elect to have  taxes withheld at amounts greater than minimum  required amounts  triggering  variable accounting  treatment in fiscal 2007 and prior.  The awards  contained  either a cliff or straight line vesting provision and,  therefore,  expense is recognized over the  vesting  period.  The  compensation  expense  is  calculated  under an
accelerated   vesting  method  in  accordance  with  FASB   Interpretation   28,
"Accounting  for Stock  Appreciation  Rights and Other  Variable Stock Option or
Award Plans." The  compensation  cost recognized was $49,000 and $186,000 during the three months ended December 28, 2007 and December 29, 2006, respectively. At
December 28, 2007,  unrecognized  cost related to restricted  stock awards total approximately $2,097,000. These costs will be recognized over a weighted average period of 2.8 years.

The Company's restricted stock activity is as follows:

                                                                            Weighted Average
                                                                               Grant Date
                                                       Number of Shares        Fair Value
              Outstanding at September 28, 2007            226,326             $   7.77
              Granted                                      148,083                 7.78
              Vested                                         (450)                27.02
              Forfeited                                      (250)                37.05
                                                          --------             --------

              Balance at December 28, 2007                 373,709             $   7.73
                                                          ========             ========

11.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income  available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income available to common shareholders,  increased by the weighted average number of outstanding common  shares  and  incremental  shares  that may be issued  in future  periods related to outstanding stock options and stock appreciation rights, if dilutive.
When calculating  incremental  shares related to outstanding  share options,  we apply the  treasury  stock  method.  The  treasury  stock  method  assumes  that
proceeds,   consisting  of  the  amount  the  employee  must  pay  on  exercise, compensation  cost  attributed to future  services and not yet  recognized,  and excess tax  benefits  that would be credited to  additional  paid-in  capital on exercise of the share options, are used to repurchase  outstanding shares at the average  market price for the period.  The treasury stock method is applied only to share grants for which the effect is dilutive.

The  computations  of basic and  diluted  earnings  per share are as follows (in thousands, except share and per share data):

                                                             Three Months Ended
                                         December 28, 2007                       December 29, 2006
                                 -----------------------------------    -------------------------------------
                                              Weighted                               Weighted
                                              Average       Per                       Average
                                   Net        Shares       Share           Net        Shares         Net
                                  Income    Outstanding    Amount        Income     Outstanding     Amount

Basic earnings per share          $ 1,394       18,727     $ 0.07        $ 3,551       18,635       $ 0.19
                                  =======                  ======        =======                    ======

Effect of dilutive securities:

  Stock options and stock
    appreciation rights               211                                    199
                                                   ---                                --------
Diluted earnings per share        $ 1,394       18,938     $ 0.07        $ 3,551        18,834      $ 0.19
                                  =======   ==========     ======        =======      ========      ======

Anti-dilutive securities consisting of options to purchase the Company's Class A common stock  accounting for 2,342,540  shares for the three-month  period ended
December  28,  2007,  and  1,095,678  shares for the  three-month  period  ended
December  29, 2006,  were  excluded  from the  calculation  of diluted  weighted average common shares.

12.  LAWSUITS AND CONTINGENCIES

Governmental Investigations and Other Matters:

•    Beginning  in the  late  summer  of 2005,  the  Company  received  document requests  and formal  subpoenas  from the  Enforcement  Division of the SEC
     relating  to  its  accounting   practices,   financial   reporting,   proxy
     solicitation  and other  matters in  connection  with a formal,  non-public investigation  by the SEC staff of the  Company  and  certain  persons  and entities  employed by or  associated  with the Company.  The United  States
     Attorney's  Office for the Western  District  of Missouri  ("DOJ") has also been  investigating  these matters and has been  coordinating  with the SEC staff. The Company has had, and is continuing to have, discussions with the
     SEC staff,  and separately with the DOJ,  regarding the conclusion of their investigation activities and of their respective views of

     appropriate basis on which to reach mutually acceptable  settlements.  Such settlements could result in a Deferred Prosecution  Agreement,  which could include the assignment of a corporate monitor,  continued  cooperation with any ongoing  investigations  and/or a monetary  fine.  Due to the status of ongoing discussions with the DOJ and SEC staff, the Company cannot estimate a range of possible  loss that could result from a monetary  fine,  if any.
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

•    During the Company's  ongoing  analysis of financial  matters,  it reviewed transactions  reported to the U.S.  Department  of Commerce (the "DOC") for
     the period July 1, 2002 through June 30, 2003 in the antidumping proceeding on pasta imported from Italy. Based on the data reported by the Company and
     its  Italian  subsidiary,   Pasta  Lensi,   S.r.l.,  the  DOC  revoked  the
     Anti-Dumping  Order ("AD Order")  with  respect to Pasta Lensi.  During its investigation,  information  came to the Company's  attention  that certain data reported to the DOC was incorrect and as a result, Pasta Lensi may not have been eligible for  revocation of the AD Order.  The Company  disclosed the issue to the DOC. Simultaneously, the Company provided this information to the DOJ, which requested further information on this matter. As a result of the Company's disclosure to the DOC, it published notice on February 22,
     2008 in the Federal Register of its preliminary  determination to reinstate
     Pasta Lensi in the existing  antidumping  duty order at a cash deposit rate of 45.6%. The preliminary determination applies, on a prospective basis, to all imports of subject  products  from and after  February 22, 2008. A cash deposit  rate of 45.6%  would  have a  significant  adverse  impact  to our working capital position. The Company has appealed this determination.  The
     Company has  substantially  mitigated  the impact of this order by changing its  ingredient to organic  semolina in March 2008,  thereby  manufacturing products for import into the U.S. that are exempt from the antidumping duty order.  Based on the  Company's  review,  the Company does not believe this order will have a material effect on its financial condition.

Each of these matters is ongoing and involves  various  risks and  uncertainties that could have a material adverse effect on our business, results of operations and financial condition.

Litigation Claims and Disputes:

•    Beginning in August, 2005, seven lawsuits containing similar allegations of
     misrepresentations   and  omissions   concerning  the  Company's  financial
     statements  and asserting  both  derivative and direct claims were filed in the United  States  District  Court for the  Western  District  of Missouri
     against  the  Company,  certain of its  current  and former  directors  and officers,  and its former  independent  registered  public accounting firm,
     Ernst & Young,  LLP. These lawsuits were consolidated into a single lawsuit asserting both  derivative  and direct claims.  On June 16, 2006, the Court dismissed the derivative  claims  because the  plaintiffs  failed to make a required  demand on the Company's  Board of Directors.  By  stipulation  of settlement  filed with the Court on October 29, 2007, the Company agreed to settle  all  claims  alleged  in  the  lawsuit,  including  those  alleging
     violations  of  the  Securities   Exchange  Act  of  1934  and  Rule  10b-5
     thereunder.  On February 12, 2008,  the Court granted final approval of the settlement.  The settlement of the federal  securities class action lawsuit was for $25 million,  comprised  of $11 million in cash,  to be provided by the Company's  insurers,  and $14 million in the Company's  common  shares.
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

•    In November 2005, a shareholder  derivative action was filed in the Circuit
     Court of Jackson County,  Missouri.  The plaintiff  alleges that certain of the Company's  former  officers and directors are liable to the Company for breaches  of  fiduciary  duties  and  aiding and  abetting  such  breaches, corporate waste, gross mismanagement,  unjust enrichment,  abuse of control based upon the Company's  accounting  practices  and  financial  reporting,

     insider selling and  misappropriation  of information,  and that its former independent registered public accounting firm, Ernst & Young LLP, is liable for professional negligence and accounting malpractice, aiding and abetting breaches of fiduciary  duties and breach of contract.  The Company is named as a nominal defendant in this matter. The plaintiff seeks equitable relief and unspecified  compensatory and punitive damages.  On March 13, 2008, the
     Company reached an agreement in principle,  subject to court  approval,  to settle this  action.  The  proposed  settlement  requires  the  adoption of certain  governance  reforms by the Company and payment of $1.5  million in attorney's fees and costs to counsel for the plaintiff,  which payment will be made under our insurance  policies.  The  settlement was recorded in the first quarter of fiscal year 2006.

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

Indemnification and Pending Litigation Obligations:

The Company has  incurred  and will  continue  to incur  significant  expense on behalf  of the  Company  and on behalf of the  several  individuals  to whom the
Company  has   indemnification   obligations   related  to  certain  claims  and
investigations  involving the Company and these  individuals.  In addition,  the
Company continues to incur significant  expense related to the completion of its historical audits and SEC reporting  requirements.  The expenses the Company has incurred  through  December 28, 2007, in connection  with all of these  matters, including those  associated with its restatement and pending legal matters,  net of insurance  proceeds,  were approximately $ 36.0 million,  which includes $4.0 million incurred during the three-month period ended December 28, 2007.

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
Form 10-K for our fiscal year ended  September  28,  2007.  That report has been
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

                                              ---------------------------------------------
                                                           Three Months Ended
                                              ---------------------------------------------
                                                December 28, 2007      December 29, 2006
          Revenues:
             Retail                                    78.1%                 76.4%
             Institutional                             21.9                  23.6
                                                   ---------             ---------

          Total revenues                              100.0                 100.0
          Cost of goods sold                           78.2                  74.2
                                                   ---------             ---------

          Gross profit                                 21.8                  25.8
          Selling and marketing expense                 5.4                   5.2
          General and administrative expense            9.1                   8.8
          Losses related to long-lived assets             -                     -
                                                   ---------             ---------

          Operating profit                              7.3                  11.8
          Interest expense, net                         6.3                   8.2
          Other income, net                               -                 (0.1)
                                                   ---------             ---------
          Income before income taxes                    1.0                   3.7
          Income tax benefit                          (0.2)                 (0.1)
                                                   ---------             ---------

          Net income                                    1.2%                  3.8%
                                                   =========             =========

Overview

We are a Delaware  Corporation and we were incorporated and commenced operations in 1988.  We believe we are the largest  producer  and  marketer of dry pasta in
North America, by volume,  based on data available from A.C. Nielsen,  published competitor  financial  information,  industry sources such as the National Pasta
Association,  suppliers, trade magazines and our own market research. We believe our vertically-integrated  facilities and highly efficient production facilities focused  primarily on specific market segments and our highly skilled  workforce make us an  efficient  company  and enable us to produce  high-quality  pasta at competitive  costs.  We believe that our product  strategy of offering  branded,
private  label,  imported  and  specialty  products,   our  scalable  production
facilities and our key customer relationships create competitive advantages.

We generate revenues in two customer markets:  retail and institutional.  Retail market revenues  include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant,  drug and discount stores) and encompasses  sales of our branded, private label and imported products.  These revenues represented 78.1% and 76.4%
of our total  revenue for the three month  periods  ended  December 28, 2007 and
December 29, 2006,  respectively.  The  Institutional  market includes both food service distributors that supply restaurants,  hotels, schools and hospitals, as well as food  processors  that use  pasta  as a food  ingredient.  Food  service
customers   include   businesses  and   organizations   that  sell  products  to
restaurants,  healthcare facilities, schools, hotels and industrial caterers and multi-unit  restaurant  chains that procure directly.  The institutional  market represented  21.9% and 23.6% of our total  revenue for the three  month  periods ended December 28, 2007 and December 29, 2006, respectively.

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

Our  cost  of  goods  sold  consists  primarily  of  raw  materials,  packaging,
manufacturing  costs  (including   depreciation)  and  distribution   (including
transportation)  costs. A significant portion of our cost of goods sold is durum wheat.  We purchase  durum wheat on the open  market  and,  consequently,  those purchases are subject to fluctuations in cost. Since mid-2006, durum prices have increased  substantially  and we  anticipate  these  costs to remain at or above these  historically  high levels  throughout  fiscal 2008. We manage some of our durum wheat cost risk  through  cost  "pass-through"  arrangements  in long-term contracts  as discussed  above and advance  purchase  contracts  for durum wheat which are generally a few months.  For our non pass-through  customers,  we seek price increases to cover our costs.

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

Critical Accounting Policies

This  discussion and analysis  encompass our results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United  States.  The  preparation  of financial  statements in  conformity  with accounting  principles  generally  accepted in the United  States  requires  our management to make estimates and assumptions that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and  reported  amounts of  revenues  and expenses  during the reporting  periods.  On an ongoing  basis,  our  management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible  assets,  the method of accounting for  share-based compensation, and the estimates used to record allowances for doubtful accounts, reserves  for  slow-moving,  damaged and  discontinued  inventory,  reserves for
obsolete  spare  parts,   promotional   allowances,   income  tax  accruals  and
derivatives.  Our  management  bases its  estimates  and  judgments  on relevant factors,  the  results of which form the basis for  making  judgments  about the carrying  values of assets and  liabilities  that are not readily  apparent from other sources. See the critical accounting policies section in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a complete listing of our significant accounting policies. In addition to those critical accounting policies, we adopted the following new critical accounting policy.

Income Taxes:  Effective September 29, 2007, we adopted the Financial Accounting
Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty
in Income Taxes - an  interpretation  of FASB Statement No. 109,  Accounting for
Income Taxes.  FIN 48 prescribes a comprehensive  model for how companies should
recognize,   measure,  present,  and  disclose  in  their  financial  statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN
48, tax positions are initially  recognized in the financial  statements when it is more likely than not the position will be sustained  upon  examination by the tax authorities.  Such tax positions are initially and subsequently  measured as the  largest  amount of tax  benefit  that is  greater  than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Application of FIN 48 requires numerous estimates  based  on  available  information.  We  consider  many  factors  when evaluating and estimating our tax positions and tax benefits,  which may require periodic  adjustments and which may not accurately  anticipate  actual outcomes.  The  cumulative  effect  of  applying  the  provisions  of FIN 48 was reported as an  adjustment  to the opening  balance of  retained  earnings.  The cumulative effect adjustment does not include items that would not be recognized
in  earnings,   such  as  the  effect  on  tax  positions  related  to  business combinations.  For additional information related to our adoption of FIN 48, see note 8 of these consolidated financial statements.

QUARTER ENDED DECEMBER 28, 2007 COMPARED TO QUARTER ENDED DECEMBER 29, 2006

Revenues:  Revenues increased $17.6 million, or 18.7%, to $111.7 million for the three months ended December 28, 2007,  from $94.1 million for three months ended
December 29, 2006.  Revenues  increased  $0.8  million,  or 0.8%,  due to volume increase,  and increased $15.1 million,  or 16.1%, due to higher average selling prices.  Revenues  increased  by $1.7  million  due to an  increase  in payments received from the U.S. government under the Continued Dumping and Subsidy Offset
Act of 2000.

Revenues for the Retail  market  increased  $15.3  million,  or 21.3%,  to $87.2 million for the three months ended December 28, 2007, from $71.9 million for the three months ended December 29, 2006.  Revenues increased $2.4 million, or 3.3%, due to volume  increase,  and  increased  $11.2  million  or 15.6% due to higher average selling prices. Revenues increased by $1.7 million due to an increase in payments  received  from the U.S.  government  under the  Continued  Dumping and
Subsidy Offset Act of 2000.

Revenues for the  Institutional  market increased $2.3 million or 10.3% to $24.5 million for the three months ended December 28, 2007, from $22.2 million for the three months ended December 29, 2006.  Revenues decreased $1.3 million,  or 5.8%
due to volume losses and increased $3.6 million,  or 16.1% due to higher average selling prices and changes in sales mix.

Cost of goods sold: Cost of goods sold increased $17.6 million or 25.2% to $87.4 million for the three months ended  December 28, 2007 from $69.8 million for the three months ended December 29, 2006. As a percentage of revenues, cost of goods sold increased to 78.2% for the three-month period ended December 28, 2007, from
74.2% for the three-month  period ended December 29, 2006. The cost increase was primarily due to significantly higher durum,  commodity and transportation costs as compared to the first quarter of fiscal year 2007.

Gross  profit:  Gross profit was $24.3 million for the three month periods ended
December 28, 2007 and December 29, 2006,  while gross profit as a percentage  of revenues  decreased to 21.8% for the three month period ended  December 28, 2007 from 25.8% for the three month period ended  December 29, 2006.  The decrease in gross  profit as a percent of revenue is directly  related to an increase in raw material  and other  production  costs that were not  entirely  offset by higher prices.  In addition,  we  experienced  a sales mix change  resulting in greater growth in private label and ingredient versus branded  products.  This mix shift lowered our gross profit.

Selling and marketing  expense:  Selling and marketing  expense  increased  $1.2 million, or 25.0%, to $6.0 million for the three-month period ended December 28,
2007,  from $4.8 million for  three-month  period ended  December 29, 2006.  The increase  was due  principally  to the timing of  consumer  spending  and higher brokerage costs.  Consumer  spending  increased $0.3 million or 68.3% during the three-month  period  ending  December 28, 2007 from the  comparable  three-month period ending December 29, 2006, while the total annual anticipated expenditures is  consistent.  Brokerage  expenses  increased  $0.4  million  or 35%  for  the three-month  period ended December 28, 2007 from the comparable period of fiscal
2007.  This change is due to an increase in broker  commissions  resulting  from higher selling prices.

General and administrative expense: General and administrative expense increased
$1.9  million,  or 22.9%,  to $10.2  million  for the three month  period  ended
December  28,  2007,  from $8.3  million  for the  comparable  period last year.
General and  administrative  expenses as a percentage  of revenues  increased to
9.1% for the  three-month  period ended  December  28,  2007,  from 8.8% for the three-month  period  ended  December 29,  2006.  This  increase is due to higher workers compensation claims of $0.4 million and higher professional fees of $1.5 million.  During the  three-month  periods ending December 28, 2007 and December
29, 2006,  the Company was continuing to undergo the  investigation  process and restatement of its historical financial statements. As a result of this process, the  Company  incurred  certain  professional  fees  including  legal,  forensic accounting, independent registered public accounting firm fees, public relations and Alvarez & Marsal fees.  During the  three-month  period  ended  December 28,
2007, $4.0 million of  professional  fees related to the restatement and pending legal  matters  were  recorded  compared to $3.1

million  during the  comparable  quarter of fiscal  2006.  The  remainder of the increase  in  professional  fees  is for  general  operations  unrelated  to the restatement and pending legal matters.

Operating profit: Operating profit for the three-month period ended December 28,
2007,  was $8.2 million,  a decrease of $3.0 million as compared to an operating profit of $11.1  million for the  three-month  period  ended  December 29, 2006.
Operating  profit  decreased as a percentage of revenues to 7.3% for three-month period  ended  December 28, 2007,  from 11.8% for the  three-month  period ended
December 29, 2006, as a result of the factors discussed above.

Interest  expense,  net:  Interest  expense  for the  three-month  period  ended
December 28, 2007, was $7.1 million,  decreasing  8.6% from the $7.8 million for the three-month  period ended December 29, 2006. The decrease is attributable to lower average  borrowings  outstanding  and lower  interest  rates.  The average interest rate in effect during the  three-month  period ended  December 28, 2007 and the  three-month  period  ended  December  29,  2006 was  11.2%  and  11.4%, respectively.

Income tax benefit: Income tax benefit for the three-month period ended December
28, 2007 and December 29, 2006 was $0.3 million and $0.1 million,  respectively, and reflects effective income tax rates of (28.6%) and (3.9%), respectively. The effective  rate  is  substantially  below  statutory  rates  primarily  due to a reduction in  valuation  allowance  during the current  year against  deductible temporary differences related to a tax benefit from foreign operations.

Net income:  Net income for the three-month  period ended December 28, 2007, was
$1.4 million,  a decrease of $2.2 million from $3.6 million for the  three-month period ended December 29, 2006, as a result of the factors  discussed above. Net income as a percentage  of net  revenues was 1.2% versus 3.8% in the  comparable three-month prior.

Diluted  income  per common  share was $0.07 for the  three-month  period  ended
December 28, 2007,  compared to $0.19 for the three-month  period ended December
29, 2006.

Liquidity and Capital Resources

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and cash  equivalents  totaled $8.5 million and net working capital totaled $61.6 million at December 28, 2007.

As of September 28, 2007, we had $9.2 million invested in the Columbia Strategic
Cash  Portfolio Fund (Columbia  Fund),  administered  by a subsidiary of Bank of
America,  which is an enhanced money fund that allowed  immediate  withdrawal of funds.  On December  10, 2007,  when the  investment  balance was $7.4  million,
Columbia  determined  that the underlying  securities  had liquidity  issues and notified us that the fund would begin an orderly  liquidation and dissolution of assets to its  investors.  The balance in the Columbia Fund at December 28, 2007 was $6.6  million.  The  underlying  assets  are  valued at fair value and as of
December  28,  2007 we  recorded  valuation  losses on this  investment  of $0.1 million.  During the first quarter of 2008, we received $0.2 million of interest from the Columbia Fund.  Through June 27, 2008, we have recovered  approximately
$3.8 million of the pre-liquidation investment balance. The remaining investment of $3.4  million is to be recovered as the  liquidation  progresses.  We believe that the entire balance will be recovered.  During the  nine-month  period ended
June 27,  2008,  we have  received  $0.3  million of  interest  income  from the
Columbia Fund. The underlying assets are valued at fair value and as of June 27,
2008 we have recorded valuation losses on this investment of $0.2 million.

As of December 28, 2007, we had a $239.9 million term loan facility that matures in March 2011.  In addition,  we had a $30 million  revolving  credit  facility.
There was no  principal  balance  outstanding  on the  revolving  facility as of
December  28,  2007.  However,  we had  outstanding  letters of credit  totaling
approximately   $4.8  million.   Both  of  these   facilities   are  secured  by
substantially all of our assets.

Our credit facility contains  restrictive  covenants which include,  among other things, financial covenants requiring minimum and cumulative earnings levels and limitations  on the payment of  dividends,  stock  purchases  and our ability to enter into certain  contractual  arrangements.  We do not currently expect these limitations to have a material  effect on business or results of operations.  We were in compliance with the restrictive covenants at December 28, 2007.

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

Our net cash provided by operating activities totaled $1.1 million for the three months  ended  December  28, 2007  compared to $9.4 million for the three months ended  December  29,  2006,  a decrease of $8.3  million.  This  decrease is due principally  to an increase in our  investment in inventory of $12.1 million due to increased  production  and higher raw  material  costs.  In addition,  we had increased advance payments on durum shipments of $2.7 million as of December 28,
2007 as compared to the comparable period in the prior fiscal year. The increase in these  inventories is offset by higher accounts  payable and accrued expenses of $6.8 million.

Cash  used  in  investing  activities  principally  relates  to  investments  in production,  distribution,  milling and  management  information  system assets.
Capital  expenditures  were $2.4  million and $1.5  million for the three months ended  December 28, 2007 and December 29, 2006,  respectively.  In addition,  we received $0.7 million from the redemptions of short term investments  during the three-month period ended December 28, 2007.

Net cash used in financing  activities  was $0.1 million during the three months ended  December 28, 2007 and $8.1 million during the three months ended December
29, 2006.  The $0.1 million of cash used during the three months ended  December
28, 2007  represents a mandatory  principal  payment under the provisions of our credit  facility.  The $8.1  million of cash used during the three  months ended
December 29, 2006 is primarily a result of an $8.0 million  voluntary  principal payment on our long-term debt from excess cash reserves.

We currently use cash  generated from  operations to fund capital  expenditures, repayment of debt and working capital requirements.

Impact of Recent Accounting Pronouncements

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

In December 2007, the SEC issued the Staff Accounting  Bulletin ("SAB") No. 110, which amends SAB No. 107 by extending  the usage of a  "simplified"  method,  as discussed in SAB No. 107, in  developing  an estimate of expected term of "plain vanilla"  share  options  in  accordance  with  SFAS  No.  123  (revised  2004),
Share-Based  Payment.  This simplified  method continues to be permitted,  under certain  circumstances,  for  companies  that do not  have  access  to  adequate historical data about employee  exercise  behavior to estimate  expense on stock options. Management believes that it has sufficient historical exercise data and has  historically  recorded  expenses based on expectations of future  behavior.
Accordingly,  Management  does not  believe  SAB 110 will  have an impact on its financial statements.

In May 2008,  the Financial  Accounting  Standards  Board  ("FASB")  issued FASB
Statement No. 162, "The Hierarchy of Generally Accepted Accounting  Principles."
This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial  statements of nongovernmental  entities  that  are  presented  in  conformity  with  generally accepted  accounting  principles  ("GAAP") in the United States.  This statement will be effective 60 days  following  the SEC's  approval of the Public  Company
Accounting  Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting  Principles."
We do not expect the adoption of this statement to have a material impact on its financial statements.

In  April  2008,  the  FASB  issued  FASB  Staff  Position  ("FSP")  FAS  142-3,
"Determination  of the Useful Life of  Intangible  Assets."  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine  the useful life of a recognized  intangible  asset under FASB
Statement No. 142,  "Goodwill and Other  Intangible  Assets." The intent of this
FSP is to  improve  the  consistency  between  the useful  life of a  recognized intangible  asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB  Statement No. 141R, and other
U.S. generally  accepted  accounting  principles.  This FSP is effective for our interim and annual financial statements beginning in fiscal 2010. The Company is in the process of  evaluating  the impact,  if any, that the adoption of FSP No.
FAS 142-3 will have on its financial statements

Effect of Inflation

We continued to  experience  inflationary  cost  increases in certain  operating costs, including raw materials,  utilities, freight, insurance and benefit costs during the three month period ended December 28, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For  quantitative  and qualitative  disclosures  about market risk, see Item 7A,
"Quantitative  and  Qualitative  Disclosures  About Market  Risk," of our Annual
Report on Form 10-K for the year ended  September  28,  2007.  Our  exposures to market risk have not changed materially since September 28, 2007.

ITEM 4. CONTROLS AND PROCEDURES

    (a)  Disclosure Controls and Procedures

         We maintain disclosure controls and procedures (as such term is defined in Rules  13a-15(e)  and  15d-15(e)  under the  Exchange  Act) that are designed to provide reasonable  assurance that information  required to be disclosed in the reports we file or submit under the Exchange Act is recorded,  processed,  summarized and reported  within the time periods specified in the SEC's rules and forms,  and that such  information  is accumulated and  communicated  to our  management,  including our Chief
         Executive Officer and our Chief Financial Officer,  as appropriate,  to allow timely decisions regarding required disclosure.  In designing and
         evaluating  the   disclosure   controls  and   procedures,   management
         recognized  that  any  controls  and  procedures,  no  matter  how well designed  and  operated,  can  provide  only  reasonable  assurance  of achieving the desired control  objectives,  and management  necessarily was  required to apply its  judgment  in  evaluating  the  cost-benefit relationship of possible controls and procedures.

         Our management,  with the  participation of our Chief Executive Officer and Chief Financial  Officer,  has evaluated the  effectiveness  of our disclosure  controls and  procedures as of December 28, 2007.  Based on that evaluation and due to the existence of material  weaknesses in our internal control over financial reporting,  our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 28, 2007.

         Management  believes all of the material  weaknesses,  except  internal audit, described under the caption "Item 9A -- Controls and Procedures"
         in the  Company's  Annual Report on Form 10-K for the fiscal year ended
         September  28,  2007  existed  as of  December  28,  2007,  and  we are continuing to address  deficiencies in the Company's internal controls.
         Certain of these  remediation  actions are described  under the caption
         "Item 9A -- Controls and Procedures" in the Company's  Annual Report on
         Form 10-K for the fiscal  year ended  September  28,  2007.  Efforts to remediate and test our internal  control over  financial  reporting are continuing  and are  expected  to continue  throughout  fiscal 2008 and beyond.

    (b)  Changes in Internal Control Over Financial Reporting

         There were no changes in our internal control over financial  reporting during the quarterly  period ended December 28, 2007,  that  materially affected,  or is reasonably expected to materially affect, our internal control over financial reporting, except as described below:

         During the first  quarter of fiscal 2008,  the Company hired a Director of Internal  Audit who reports  directly  to the Audit  Committee.  The
         Director  attends the Audit  Committee  meetings and is a member of the corporate hotline monitoring oversight.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation; Indemnification Obligations

Since August, 2005, a number of substantially similar class action lawsuits have been filed and  consolidated  into a single action in the United States District
Court for the Western  District of Missouri styled In re American  Italian Pasta
Company  Securities  Litigation  (Case No.  05-CV-0725-W-ODS).  The consolidated amended  complaint names us as a defendant and certain of our former and current officers and directors,  and our former independent registered public accounting firm,  Ernst & Young LLP. It generally  alleges that the defendants  made public statements concerning our financial results that were false and misleading.  The plaintiffs seek unspecified  monetary damages for alleged  violations of Section
10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and alleged violations of Section 20(a) of the Securities  Exchange Act of 1934.
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
(Case  No.  05-CV-33137)  was  filed in the  Circuit  Court of  Jackson  County,
Missouri.  The petition names as defendants  certain of our former  officers and directors and our former independent  registered public accounting firm, Ernst &
Young LLP. We are named as a nominal  defendant.  The petition  alleges that the defendants  are liable to us for  breaches  of  fiduciary  duties and aiding and abetting such breaches, corporate waste, gross mismanagement, unjust enrichment, and  abuse  of  control  based  upon  our  accounting  practices  and  financial reporting; that certain former and current officers and directors are liable for breaches  of  fiduciary  duties for  insider  selling  and  misappropriation  of information;  and that Ernst & Young is liable for  professional  negligence and accounting  malpractice,  aiding and abetting  breaches of fiduciary  duty,  and breach  of  contract.  The  petition  seeks  equitable  relief  and  unspecified compensatory and punitive damages. The proposed settlement requires the adoption of certain  governance  reforms by the Company  and  payment of $1.5  million in attorney's  fees and costs to counsel for the  plaintiff,  which payment will be made under our  insurance  policies.  The  settlement  was recorded in the first quarter of fiscal year 2006.

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

ITEM 1A. RISK FACTORS

There have been no material  changes from the risk factors  disclosed in Part I,
Item 1A, of the  company's  Annual Report on Form 10-K for the fiscal year ended
September 28, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the  information  with respect to purchases made by the Company of shares of its common  stock  during the first  fiscal  quarter of
2008:

                                                                                Total Number of
                                          Total Number of                      Shares Purchased
                                              Shares         Average Price    as Part of Publicly
Period                                     Purchased(1)      Paid per Share     Announced Plan

September 29 - October 26                            97            $ 9.00                   -
October 27 - November 23                              -                 -                   -
November 24 - December 28                             -                 -                   -
                                            -----------      ------------        ------------
Total                                                97            $ 9.00                   -
                                            ===========      ============        ============

(1)  Shares  received  as payment  for taxes  related  to vesting of  restricted stock.

On October 4, 2002 the Company's Board of Directors authorized up to $20 million to implement a common stock  repurchase  plan. There were no purchases under the plan during the first  fiscal  quarter of 2008.  There is  $7,881,000  available under the Common Stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6.                            EXHIBITS
-------  -----------------------------------------------------------------------

3.1      Amended and Restated Bylaws dated October 7, 2007, as amended.

4.8.3    Second  Amendment to Amended and Restated Credit Agreement, dated as of
         December  27,  2007 (incorporated  by reference to  Exhibit  4.1 to the
         Company's 8-K filed December 31, 2007).

10.5.11  Employment  agreement  dated  November 6, 2007 between  the Company and
         John P.  Kelly   (incorporated  by  reference  to  Exhibit  10/1 to the
         Company's Form 8-K filed November 8, 2007).

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

                                       American Italian Pasta Company

Date:  August 6, 2008                  /s/ John P. Kelly
                                       -----------------------------------------
                                       John P. Kelly
                                       President and Chief Executive Officer

Date:  August 6, 2008                  /s/ Paul R. Geist
                                       -----------------------------------------
                                       Paul R. Geist
                                       Executive Vice President and Chief
                                       Financial Officer

                         AMERICAN ITALIAN PASTA COMPANY
                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
-------  -----------------------------------------------------------------------

3.1      Amended and Restated Bylaws dated October 7, 2007, as amended.

4.8.3    Second  Amendment to Amended and Restated Credit Agreement, dated as of
         December  27,  2007 (incorporated  by reference to  Exhibit  4.1 to the
         Company's 8-K filed December 31, 2007).

10.5.11  Employment  agreement  dated  November 6, 2007 between  the Company and
         John P.  Kelly   (incorporated  by  reference  to  Exhibit  10/1 to the
         Company's Form 8-K filed November 8, 2007).

31.1     Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley  Act
         of 2002.

31.2     Certification  of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
         of 2002.

32.      Certification  of the CEO  and  CFO  Pursuant  to  Section  906 of  the
         Sarbanes-Oxley Act of 2002.