Form 10-Q
period 2008-03-28
AMERICAN ITALIAN PASTA CO
filed 2008-08-06
CIK 849667

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X|  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

          For the quarterly period ended March 28, 2008

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
(Address of principal executive offices)                  (Zip Code)

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

                         AMERICAN ITALIAN PASTA COMPANY
                                    Form 10-Q
               Fiscal Quarter and Six-Months Ended March 28, 2008

                                Table of Contents

Part I - Financial Information                                                                            Page

         Item 1.           Consolidated Financial Statements (unaudited)                                     1

                           Consolidated Balance Sheets at March 28, 2008 and September 28, 2007              1

                           Consolidated Statements of Operations for the three and six months ended          2
                           March 28, 2008 and March 30, 2007

                           Consolidated Statement of Stockholders' Equity for the
                           six months ended March 28, 2008                                                   3

                           Consolidated Statements of Comprehensive Income for the
                           three and six months ended March 28, 2008 and March 30, 2007                      4

                           Consolidated Statements of Cash Flows for the three and six months ended
                           March 28, 2008 and March 30, 2007                                                 5

                           Notes to Consolidated Financial Statements                                        6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                        13

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                       20

         Item 4.           Controls and Procedures                                                          20

Part II - Other Information

         Item 1.           Legal Proceedings                                                                21

         Item 1A.          Risk Factors                                                                     23

         Item 2.           Unregistered Sales of Equity Securities and Uses of Proceeds                     23

         Item 3.           Defaults Upon Senior Securities                                                  23

         Item 4.           Submission of Matters to a Vote of Security Holders                              23

         Item 5.           Other Information                                                                23

         Item 6.           Exhibits                                                                         24

Signature Page

Exhibit Index

PART I.           FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                      (in thousands, except share amounts)
                                                                     March 28, 2008     September 28, 2007
                                                                     --------------     ------------------

ASSETS
Current assets:
     Cash and cash equivalents                                         $   5,837            $  16,635
     Short-term investments                                                4,318                    -
     Trade and other receivables, net                                     51,779               38,279
     Inventories                                                          72,532               44,443
     Prepaid expenses and other current assets                            13,306                7,629

     Deferred  income taxes                                                2,018                2,381
                                                                       ---------            ---------
Total current assets                                                     149,790              109,367
Property, plant and equipment, net                                       315,080              316,109
Brands and trademarks                                                     83,878               83,282

Other assets                                                              18,905               19,205
                                                                       ---------            ---------
Total assets                                                           $ 567,653            $ 527,963
                                                                       =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $ 44,155             $ 19,195
     Accrued expenses                                                     28,639               31,523
     Current portion of deferred revenues                                     99                   99
     Income taxes payable                                                      -                1,082
     Current maturities of long-term debt                                  3,364                1,963
                                                                        --------             --------
Total current liabilities                                                 76,257               53,862
Long-term debt, less current maturities                                  239,900              240,000
Income taxes payable                                                       1,942                    -
Deferred income taxes                                                     35,226               35,286
Litigation settlement                                                     23,000               26,500

Deferred revenue, less current portion                                       347                  397
                                                                        --------             --------
Total liabilities                                                        376,672              356,045
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                         -                    -
         Issued and outstanding shares - none

     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                        22                   21
         Issued and outstanding shares -21,550,433 and
         19,387,454, respectively, at March
         28, 2008; 20,832,627 and 18,674,628,
         respectively, at September 28, 2007

     Class B common stock, par value $.001
         Authorized shares - 25,000,000                                         -                    -
         Issued and outstanding - none
     Additional paid-in capital                                           250,947              247,492
     Treasury stock, 2,162,979 shares at March 28, 2008                  (52,057)             (52,029)
         and 2,157,999 shares at September 28, 2007, at cost
     Accumulated other comprehensive income                                20,817               15,352
     Accumulated deficit                                                 (28,748)             (38,918)
                                                                        ---------            ---------
Total stockholders' equity                                                190,981              171,918
                                                                        ---------            ---------
Total liabilities and stockholders' equity                              $ 567,653            $ 527,963
                                                                        =========            =========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (in thousands, except per share amounts)

                                               Three Months Ended                       Six Months Ended
                                       March 28, 2008      March 30, 2007      March 28, 2008      March 30, 2007
                                       --------------      --------------      --------------      --------------

Revenues                                  $ 139,568            $ 96,793           $ 251,291           $ 190,898
Cost of goods sold                          107,328              75,098             194,716             144,916
                                          ---------            --------           ---------           ---------
Gross profit                                 32,240              21,695              56,575              45,982

Selling and marketing expense                 6,118               5,716              12,138              10,559
General and administrative expense            9,342               8,530              19,502              16,832

(Gains) losses related to long-lived
   assets                                       235                (68)                 235                (45)
                                            -------            --------           ---------           ---------
Operating profit                             16,545               7,517              24,700              18,636
Interest expense, net                         6,956               7,399              14,044              15,158

Other (income) expense, net                     431                (80)                 414               (138)
                                            -------            --------           ---------           ---------

Income before income taxes                    9,158                 198              10,242               3,616

Income tax provision (benefit)                (286)                  22               (596)               (111)
                                           --------            --------           ---------           ---------
Net income                                 $  9,444            $    176           $  10,838           $   3,727
                                           ========            ========           =========           =========

Net income per common share (basic)        $   0.50            $   0.01           $    0.58           $    0.20

Weighted-average common shares
  outstanding (basic)                        18,851               18,687              18,789              18,661
                                           ========             ========           =========           =========

Net income per common share  (diluted)      $  0.50             $   0.01           $    0.57           $    0.20

    Weighted-average common shares
       outstanding (diluted)                 18,885               19,005              18,966              18,925
                                           ========             ========           =========           =========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited
                                 (in thousands)

                                                                               Six Months Ended
                                                                                March 28, 2008
                                                                                --------------

Class A Common Shares
     Balance, beginning                                                               20,833
     Issuance of shares of common stock                                                  717
                                                                                   ---------
     Balance, ending                                                                  21,550
                                                                                   =========

Class A Common Shares - par value
     Balance, beginning                                                            $      21
     Issuance of shares of common stock                                                    1
                                                                                   ---------
     Balance, ending                                                               $      22
                                                                                   =========

Additional Paid-in Capital
     Balance, beginning                                                            $ 247,492
     Issuance of shares of common stock                                                3,679
     Tax impact of expired stock options                                             (1,003)
     Stock based compensation                                                            779
                                                                                   ---------
     Balance, ending                                                                 250,947
                                                                                   =========

Treasury Stock, at cost
     Balance, beginning                                                            $(52,029)
     Purchases of treasury stock                                                        (28)
                                                                                   ---------
     Balance, ending                                                               $(52,057)
                                                                                   =========

Accumulated Other Comprehensive Income
     Foreign currency translation adjustment:
     Balance, beginning                                                            $  15,352
     Change during the period                                                          5,465
                                                                                   ---------
     Balance, ending                                                               $  20,817
                                                                                   =========

Accumulated Deficit
     Balance, beginning                                                            $(38,918)
     Additional tax related liabilities upon adoption of FIN 48                        (668)
     Net income                                                                       10,838
                                                                                   ---------
     Balance, ending                                                               $(28,748)
                                                                                   =========

Total Stockholders' Equity                                                         $ 190,981
                                                                                   =========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    Unaudited
                                 (in thousands)

                                             Three Months Ended                       Six Months Ended
                                      March 28, 2008     March 30, 2007      March 28, 2008      March 30, 2007
                                      --------------     --------------      --------------      --------------

Net income                                $  9,444             $  176            $ 10,838            $  3,727

Other comprehensive income:

        Foreign currency translation
          adjustments                        4,223                672               5,465               2,214
                                          --------             ------            --------            --------

Comprehensive income                      $ 13,667             $  848            $ 16,303            $  5,941
                                          ========             ======            ========            ========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                                            Six Months Ended
                                                                 March 28, 2008         March 30, 2007
                                                                 --------------         --------------

OPERATING ACTIVITIES:
Net income                                                            $  10,838               $  3,727
Adjustments to reconcile net income to net cash
       provided by (used in) operations:
       Depreciation and amortization                                     12,139                 11,692
       Amortization of deferred financing fees                              918                    618
       (Gains) losses related to long-lived assets                          235                   (45)
       Unrealized loss on short-term investment                             173
       Provision for doubtful accounts                                      205                    118
       Provision for inventory obsolescence                                 521                    504
       Stock-based compensation expense                                     809                  1,054
       Deferred income tax benefit                                        (698)                  (539)
       Changes in operating assets and liabilities:
           Trade and other receivables                                 (12,747)                   (82)
           Inventories                                                 (27,865)                (2,516)
           Prepaid expenses and other current assets                    (5,485)                     17
           Accounts payable and accrued expenses                         20,624                (1,318)
           Income taxes                                                      34                    121
           Other assets                                                   (739)                     99
                                                                      ---------               --------
Net cash provided by (used in) operating activities                     (1,038)                 13,450

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment                      24                     93
Additions to property, plant and equipment                              (6,182)                (3,879)
Short-term investments under orderly liquidation                        (7,379)                      -
Redemption of short term investments                                      2,887                      -
                                                                      ---------               --------
Net cash used in investing activities                                  (10,650)                (3,786)

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                            6,122                      -
Principal payments on debt                                              (5,100)               (18,000)
Purchase of treasury stock                                                 (28)                  (137)
Deferred financing costs                                                  (539)                  (282)
                                                                      ---------               --------
Net cash provided by (used in) financing activities                         455               (18,419)
Effect of exchange rate changes on cash                                     435                    151
                                                                      ---------               --------
Net decrease in cash and cash equivalents                              (10,798)                (8,604)
Cash and cash equivalents, beginning of period                           16,635                 22,805
                                                                      ---------               --------
Cash and cash equivalents, end of period                              $   5,837              $  14,201
                                                                      =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $  13,338              $  14,770
                                                                      =========              =========
Cash paid for income taxes                                            $      99              $     186
                                                                      =========              =========
Cash received from income taxes                                       $      55              $       -
                                                                      =========              =========
Stock issued in relation to settlement liability                      $   3,500              $       -
                                                                      =========              =========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions to Form 10-Q and Article 10 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results for the three and six months ended March 28,
2008 are not necessarily  indicative of the results that may be expected for the fiscal year ended  September  26, 2008.  For further  information,  refer to the
consolidated   financial  statements  and  footnotes  thereto  included  in  the
Company's  Annual  Report on Form 10-K for the fiscal year ended  September  28,
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

2.   SHORT-TERM INVESTMENTS

As of September 28, 2007, the Company had $9.2 million  invested in the Columbia
Strategic Cash Portfolio Fund (Columbia  Fund),  administered by a subsidiary of
Bank of  America,  which  is an  enhanced  money  fund  that  allowed  immediate withdrawal of funds. On December 10, 2007, when the investment  balance was $7.4 million, Columbia determined that the underlying securities had liquidity issues and notified the Company  that the fund would begin an orderly  liquidation  and dissolution  of assets to its  investors.  The balance in the  Columbia  Fund at
March 28, 2008 was $4.3 million.  The underlying assets are valued at fair value and as of March 28,  2008 the  Company  has  recorded  valuation  losses on this investment  of $0.2  million.  During the six month period ended March 28, 2008, the Company  received $0.2 million of interest from the Columbia  Fund.  Through
June 27,  2008,  the Company has  recovered  approximately  $3.8  million of the pre-liquidation  investment balance. The remaining investment of $3.6 million is to be recovered as the  liquidation  progresses.  The Company  believes that the entire balance will be recovered.  During the  nine-month  period ended June 27,
2008, the Company has received $0.3 million of interest income from the Columbia
Fund. The underlying assets are valued at fair value and as of June 27, 2008 the
Company has recorded valuation losses on this investment of $0.2 million.

3.  INVENTORIES

Inventories  are carried at standard costs adjusted for  capitalized  variances, which approximate the lower of cost, determined on a first-in,  first-out (FIFO)
basis,  or  market.   The  Company   periodically   reviews  its  inventory  for
slow-moving,  damaged or discontinued items and provides reserves to reduce such items identified to their recoverable amount.

Inventories consist of the following (in thousands):

                                                                        March 28, 2008       September 28, 2007
                                                                        --------------       ------------------

Finished goods                                                              $ 49,481              $ 30,713
Raw materials, additives, packaging materials and work-in-process
                                                                              23,880                14,373
Reserves for slow-moving, damaged and discontinued inventory
                                                                               (829)                 (643)
                                                                            --------              --------
                                                                            $ 72,532              $ 44,443
                                                                            ========              ========

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                        March 28, 2008       September 28, 2007
                                        --------------       ------------------

Land and improvements                       $ 12,177              $ 11,867
  Buildings                                  114,246               112,434
Plant and mill equipment                     356,397               348,617
Furniture, fixtures and equipment             32,005                30,848
                                           ---------             ---------
                                             514,825               503,766
Accumulated depreciation                   (212,635)             (199,369)
                                           ---------             ---------
                                             302,190               304,397
Spare parts, net of reserve                    8,415                 8,154
Construction in progress                       4,475                 3,558
                                           ---------             ---------
                                           $ 315,080             $ 316,109
                                           =========             =========

5.  SHORT TERM DEBT

As of March 28,  2008,  the  Company  had  short-term  debt  comprised  of three revolving credit facilities at its Italian subsidiary  totaling $3.5 million, of which $3.1 is outstanding.  These credit  facilities bear interest at an average rate of 5.1% and matured on March 30, 2008. Two of the facilities, totaling $2.2 million,  were renewed at an average rate of 5.6% and mature in September  2008.
The third facility,  totaling $0.9 million was renewed in March 2008 and matured in the third quarter.  These revolving credit  facilities are secured by Italian accounts  receivables and other assets.  The Company's U.S. credit facility (see note 6) limits  the  outstanding  debt owed by its  Italian  subsidiary  to $5.0 million in the  aggregate.  The Company is in  compliance  with this limit as of
March 28, 2008.

6. LONG-TERM DEBT

As of March 28,  2008,  the balance of the term loan was $239.9  million and its revolving credit facility had no outstanding balance (the U.S. credit facility).
The U.S. credit  facility,  as amended,  is comprised of the term loan and a $30 million revolving credit facility. The Company had outstanding letters of credit under its revolving credit facility totaling approximately $5.3 million and $2.3 million as of March 28, 2008 and September 28, 2007, respectively.  Accordingly, under the U.S. credit facility, the Company had additional borrowing capacity of
$24.7  million and $ 27.7 million as of March 28, 2008 and  September  28, 2007, respectively.  The U.S.  facility is secured by substantially  all of our assets and  provides  for  interest at either LIBOR rate plus 600 basis points or at an alternate base rate calculated as prime rate plus 500 basis points. The interest rate in  effect  at March 28,  2008 was  10.5% on the U.S.  facility.  Under the amended U.S. credit facility,  we were required to deliver our fiscal year 2005,
2006 and 2007 audited  financial  statements  to the lenders by June 30, 2008 at which time the  interest  rate would  decrease to 550 points over LIBOR.  During
June 2008,  the Company  delivered  the  financial  statements to our lenders in accordance with the amended  facility and,  effective July 3, 2008, the interest rate was decreased to 550 points over LIBOR.

The U.S.  credit  facility  expires  in March  2011  and  does not  require  any scheduled  principal  payments.  Principal  pre-payments are required if certain events occur in the future,  including the sale of certain  assets,  issuance of equity  and the  generation  of  "excess  cash  flow" (as  defined in the credit agreement).

Our U.S. credit facility  contains  restrictive  covenants which include,  among other things,  financial  covenants  requiring  minimum and cumulative  earnings levels and  limitations  on the payment of  dividends,  stock  purchases and our ability to enter into  certain  contractual  arrangements.  The  Company  was in compliance with these financial covenants as of March 28, 2008 and September 28,
2007.

7.   CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

On October 28, 2000,  the U.S.  government  enacted the  "Continued  Dumping and
Subsidy Offset Act of 2000" (the "Act"),  commonly known as the Byrd  Amendment, which provided that assessed  anti-dumping and subsidy duties  liquidated by the
Department  of Commerce on Italian and Turkish  imported  pasta after October 1,
2000 would be  distributed  to  affected  domestic  producers.  The  legislation creating the dumping and subsidy  offset  payment  provides for annual  payments from the U.S.  government.  The Company  records the Byrd  Amendment  payment as revenue  in the  quarter  in which  the  amount,  and the right to  receive  the payment, can be reasonably determined.  During the six-month periods ended March
28, 2008 and March 30,  2007,  the Company  received and  recognized  as revenue  $4,640,000  and  $2,959,000,  all of which  was  recorded  in the first quarter on fiscal year 2008 and 2007,  respectively.  Effective October 1, 2007, the Act was repealed,  resulting in the discontinuation of future  distributions to affected  domestic  producers for duties  assessed after such date. It is not possible to reasonably estimate amounts, if any, to be received in the future on duties assessed prior to October 1, 2007.

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

The Company  adopted FIN 48 effective  September  29,  2007.  As a result of the
adoption,   the  Company  recognized   additional  tax  related  liabilities  of
approximately  $0.7  million  resulting  in a reduction  to  beginning  retained earnings.  In addition,  the Company reclassified  approximately $1.2 million of income tax  liabilities  from a current  liability  classification  to a current receivable  and a  non-current  liability  classification,  as  payment  of  the liability  is not  anticipated  within one year of the balance  sheet date.  The
Company also recorded approximately $0.2 million of deferred tax assets relating to the tax  benefits  associated  with  interest  expense and  federal  benefits associated  with state tax expenses.  As of September 29, 2007, the gross amount of unrecognized tax benefits,  including  penalty and interest was approximately
$2.3  million.  If  recognized,  approximately  $2.1  million  would  affect the
Company's  effective  tax  rate.  As of March  28,  2008,  the  gross  amount of unrecognized tax benefits, including penalty and interest was approximately $2.4 million.  If recognized,  approximately  $2.2 million would affect the Company's effective tax rate.

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

As of the  September  29, 2007  adoption date of FIN 48, the federal tax returns for the fiscal  years ended 2004  through  2007 remain  open,  although  the IRS completed  an  examination  for the  fiscal  year  ended 2004  during  2008.  In addition, state and foreign tax returns for fiscal years ended 2003 through 2007 are  open to audit  under  the  statute  of  limitations.  As of the end of each quarter of the current  fiscal year, it is not  anticipated  that any of the net unrecognized tax benefits will be recognized in the next twelve months.

As permitted by FIN 48, the Company has  classified  interest and penalties as a component of income tax expense.  Estimated interest and penalties classified as a component of income tax expense  totaled $45  thousand  for the quarter  ended
March 28,  2008.  Accrued  interest  and  penalties  were $0.7  million and $0.6 million as of March 28, 2008 and September 29, 2007, respectively.

The Company  recorded  an income tax benefit of $0.6  million for the six months ended March 28, 2008.  The benefit is  attributable  primarily to a reduction in valuation  allowance  during  the  current  year  against  deductible  temporary differences  related to stock  options  as well as a tax  benefit  from  foreign operations.

The Company  also  reduced the  deferred  tax assets  recorded  for equity based compensation  programs by  approximately  $1.0 million relating to stock options that expired  unexercised.  This was recorded as a debit to  additional  paid in capital and is not a component of the Company's  total income tax expense or its effective tax rate.

9.  EQUITY INCENTIVE PLANS

Effective October 1, 2005, the Company adopted Statement of Financial Accounting
Standard No. 123 (revised 2004), "Share Based Payment" (SFAS No. 123R) using the modified  prospective  method.  Under SFAS No. 123R,  the Company is required to recognize,  as expense,  the estimated fair value of all share based payments to employees.

Under SFAS No. 123R,  the Company  recognized  compensation  expense  related to stock  option  awards and stock  appreciation  rights of $775,000  and  $436,000 during the six month period ending March 28, 2008 and the  comparable  period in fiscal 2007, respectively.

A summary of the Company's stock option activity, and related information, is as follows:

                                                                                               Weighted
                                                                                               Average
                                                                                              Remaining
                                                                            Weighted         Contractual
                                                         Number of          Average              Term
                                                          Shares         Exercise Price       (in years)
                                                          ------         --------------       ----------

Outstanding at September 28, 2007                          940,164           $ 30.19               4.3
     Cancelled/Expired                                   (159,555)           $ 26.75
                                                       -----------
Outstanding at March 28, 2008                              780,609           $ 30.89               4.1
                                                       ===========

Vested or expected to vest at March 28, 2008               772,581           $ 30.91               4.2

Exercisable at March 28, 2008                              717,894           $ 31.06               4.1

A summary of the Company's stock appreciation rights activity, and related information, is as follows:

                                                                                                    Weighted
                                                                                                    Average
                                                                   Weighted       Aggregate        Remaining
                                                Number of          Average        Intrinsic     Contractual Term
                                                 Shares         Exercise Price      Value          (in years)
                                                 ------         --------------      -----          ----------

Outstanding at September 28, 2007                1,230,783          $7.00           $1,894,000          5.8
     Granted                                       951,000          $7.43
                                                 ---------
Outstanding at March 28, 2008                    2,181,783          $7.19           $        -          4.9
                                                 =========

Vested or expected to vest at March 28, 2008     1,939,451          $7.18           $        -          5.9

Exercisable at March 28, 2008                      288,561          $6.93           $        -          5.3

As of March  28,  2008,  the  Company  had  $3,843,000  of  future  unrecognized compensation costs related to stock options and stock appreciation rights. These costs are expected to be recognized over a weighted average period of 2.9 years.

10.  RESTRICTED STOCK

During the six months ended March 28, 2008, the Company issued 154,263 shares of restricted stock to employees of the Company with a weighted-average  grant date values of $7.73 under the Company's 2000 Equity  Incentive Plan, as amended (the
"2000 Plan").  In addition,  as described in note 11, below,  on March 27, 2008, the Company  issued 527,903 shares of stock as payment of $3.5 million for legal fees in connection with certain  lawsuits.  The Company has recorded  expense on the  restricted  stock  as it vests  equal to the fair  value at the end of each reporting  period,  in  accordance  with SFAS No.  123R.  The Company  maintains certain  restricted stock  compensation plans for which employees are allowed to elect to have taxes withheld at amounts  greater than minimum  required  amounts triggering  variable  accounting  treatment in fiscal 2007 and prior. The awards contained  either a cliff or straight  line vesting  provision  and,  therefore, expense is  recognized  over the vesting  period.  The  compensation  expense is
calculated  under  an  accelerated   vesting  method  in  accordance  with  FASB
Interpretation 28, "Accounting for Stock Appreciation  Rights and Other Variable
Stock Option or Award Plans".  The  compensation  cost recognized was $4,000 and
$558,000  during  the six  months  ended  March 28,  2008 and  March  30,  2007, respectively.  At March 28, 2007,  unrecognized cost related to restricted stock awards total  approximately  $1,747,000.  These costs will be recognized  over a weighted average period of 2.6 years.

The Company's restricted stock activity is as follows:

                                                                            Weighted Average
                                                                               Grant Date
                                                       Number of Shares        Fair Value
                                                       ----------------        ----------
              Outstanding at September 28, 2007           226,326                $ 7.77
              Granted                                     154,263                  7.73
              Vested                                     (32,593)                  6.96
              Forfeited                                     (266)                 36.56
                                                          -------                ------
              Balance at March 28, 2008                   347.730                $ 7.80
                                                          =======                ======

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

                                                                   Three Months Ended
                                                March 28, 2008                            March 30, 2007
                                     --------------------------------------    -------------------------------------
                                                     Weighted                               Weighted
                                                     Average       Per                       Average        Per
                                        Net           Shares      Share          Net         Shares        Share
                                       Income      Outstanding    Amount        Income     Outstanding     Amount
                                       ------      -----------    ------        ------     -----------     ------

Basic earnings per share               $ 9,444         18,851     $ 0.50         $ 176         18,687      $ 0.01
                                       =======                    ======         =====                     ======

Effect of dilutive securities:
  Stock options and stock
  appreciation rights                       34                                     318
                                                       ------                                  ------
Diluted earnings per share             $ 9,444         18,885     $ 0.50         $ 176         19,005      $ 0.01
                                       =======         ======     ======         =====         ======      ======

                                                                    Six Months Ended
                                                March 28, 2008                            March 30, 2007
                                     --------------------------------------    -------------------------------------
                                                     Weighted                               Weighted
                                                     Average       Per                       Average        Per
                                        Net           Shares      Share          Net         Shares        Share
                                       Income      Outstanding    Amount        Income     Outstanding     Amount
                                       ------      -----------    ------        ------     -----------     ------

Basic earnings per share               $ 10,838        18,789     $ 0.58        $ 3,727        18,661      $ 0.20
                                       ========                   ======        =======                    ======

Effect of dilutive securities:

  Stock options and stock
  appreciation rights                                    177                                     264
                                                     -------                                 -------
Diluted earnings per share           $ 10,838         18,966     $ 0.57        $ 3,727        18,925      $ 0.20
                                     ========        =======     ======        =======       =======      ======

Anti-dilutive securities consisting of options to purchase the Company's Class A common stock accounting for 2,253,800 and shares for the six-month periods ended
March 28, 2008,  and 1,527,219  shares for the six-month

period ended March 30,  2007,  were  excluded  from the  calculation  of diluted weighted average common shares as the effect.

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

Indemnification and Pending Litigation Obligations:

The Company has  incurred  and will  continue  to incur  significant  expense on behalf  of the  Company  and on behalf of the  several  individuals  to whom the
Company  has   indemnification   obligations   related  to  certain  claims  and
investigations  involving the Company and these  individuals.  In addition,  the
Company continues to incur significant  expense related to the completion of its historical audits and SEC reporting  requirements.  The expenses the Company has incurred  through  March 28,  2008,  in  connection  with all of these  matters, including those  associated

with its restatement and pending legal matters, net of insurance proceeds,  were
$ 39.2 million, which includes $7.2 million incurred during the six-months ended
March 28, 2008.

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

                                               ---------------------------------- ----------------------------------
                                                      Three Months Ended                  Six Months Ended
                                               ---------------- ----------------- ----------------- ----------------
                                               March 28, 2008    March 30, 2007    March 28, 2008   March 30, 2007
                                               --------------    --------------    --------------   ----------------

   Revenues:
      Retail                                        75.8%             77.7%             76.8%            77.1%
      Institutional                                 24.2              22.3              23.2             22.9
                                               ---------        ----------        ----------        ---------

   Total revenues                                  100.0             100.0             100.0            100.0
   Cost of goods sold                               76.9              77.6              77.5             75.9
                                               ---------        ----------        ----------        ---------

   Gross profit                                     23.1              22.4              22.5             24.1
   Selling and marketing expense                     4.3               5.9               4.8              5.5
   General and administrative expense                6.7               8.8               7.8              8.8
   (Gains) losses related to long-lived assets        .2              (.1)                 -                -
                                               ---------        ----------        ----------        ---------

   Operating profit                                 11.9               7.8               9.9              9.8
   Interest expense, net                             5.0               7.6               5.6              7.9
   Other expense, net                                0.3                 -               0.2                -
                                               ---------        ----------        ----------        ---------
   Income before income taxes                        6.6               0.2               4.1              1.9
   Income tax provision (benefit)                  (0.2)                 -             (0.2)                -
                                               ---------        ----------        ----------        ---------

   Net income                                        6.8%              0.2%              4.3%             1.9%
                                               =========        ===========       ==========        =========

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

We generate revenues in two customer markets:  retail and institutional.  Retail market revenues  include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant,  drug and discount stores) and encompasses  sales of our branded, private label and imported products.  These revenues represented 75.8% and 77.7%
and  76.8%  and 77.1% of our  total  revenue  for the three  month and six month periods ended March 28, 2008 and March 30, 2007, respectively. The Institutional market includes both food service distributors that supply restaurants,  hotels, schools  and  hospitals,  as well as food  processors  that use  pasta as a food ingredient.  Food service  customers include  businesses and organizations  that sell  products  to  restaurants,  healthcare  facilities,  schools,  hotels  and industrial caterers and multi-unit restaurant chains that procure directly.  The institutional  market  represented  24.2%  and  22.3% and 23.2% and 22.9% of our total revenue for the three month and six month periods ended March 28, 2008 and
March 30, 2007, respectively.

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

Our  cost  of  goods  sold  consists  primarily  of  raw  materials,  packaging,
manufacturing  costs  (including   depreciation)  and  distribution   (including
transportation)  costs. A significant portion of our cost of goods sold is durum wheat.  We purchase  durum wheat on the open  market  and,  consequently,  those purchases are subject to fluctuations in cost. Since mid-2006, durum prices have increased  substantially  and we  anticipate  these  costs to remain at or above these  historically  high levels  throughout  fiscal 2008. We manage some of our durum wheat cost risk  through  cost  "pass-through"  arrangements  in long-term contracts,  as discussed above,  and advance purchase  contracts for durum wheat which are generally a few months.  For our non pass-through  customers,  we seek price increases to cover our costs.

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
financial statements.

QUARTER ENDED MARCH 28, 2008 COMPARED TO QUARTER ENDED MARCH 30, 2007

Revenues:  Revenues increased $42.8 million, or 44.2%, to $139.6 million for the three  months ended March 28,  2008,  from $96.8  million for three months ended
March  30,  2007.  Revenues  decreased  $1.3  million,  or 1.3%,  due to  volume declines,  and increased $44.0 million,  or 45.5%, due to higher average selling prices.

Revenues for the Retail market  increased $30.6, or 40.7%, to $105.8 million for the three months ended March 28, 2008,  from $75.2  million for the three months ended March 30, 2007.  Revenues  decreased $1.1 million,  or 1.5%, due to volume declines,  and increased  $31.7 million or 42.1% due to higher  average  selling prices.

Revenues for the Institutional  market increased $12.2 million or 56.4% to $33.8 million the three months ended March 28, 2008,  from $21.6 million for the three months ended March 30, 2007.  Revenues  decreased  $0.2 million,  or 0.9% due to volume  declines and increased  $12.4  million,  or 57.4% due to higher  average selling prices and changes in sales mix.

Cost of goods  sold:  Cost of goods  sold  increased  $32.2  million or 42.9% to
$107.3  million for the three months ended March 28, 2008 from $75.1 million for the three  months ended March 30, 2007.  As a  percentage  of revenues,  cost of goods sold decreased to 76.9% for the  three-month  period ended March 28, 2008, from 77.6% for the three-month period ended March 30, 2007. The decrease in cost of goods sold as a percent of  revenue is due to the  effects of higher  selling prices secured in the second fiscal quarter.  These price  increases  offset our higher durum costs in the second fiscal quarter.

Gross profit:  Gross profit increased $10.5 million,  or 48.6%, to $32.2 million for the three month period ended March 28,  2008,  from $21.7  million for three month  period ended March 30,  2007.  Gross  profit as a percentage  of revenues increased  to 23.1% for the three month  period  ended March 28, 2008 from 22.4%
for the three month period ended March 30, 2007.

Selling and marketing  expense:  Selling and marketing  expense  increased  $0.4 million,  or 7.0%,  to $6.1 million for the  three-month  period ended March 28,
2008, from $5.7 million for three-month  period ended March 30, 2007. The change is primarily due to an increase in brokerage  commission  costs of $0.6 million, compensation  and  benefits of $0.1  million,  and an increase of travel of $0.1 million.  Those increases were offset by a decrease in consumer  spending due to timing. Selling and marketing expense, as a percentage of revenue,  decreased to
4.4%  for the  three-month  period  ended  March  28,  2008,  from  5.9% for the comparable  prior year period.  This decrease in expense as a percent of revenue reflects the impact of higher  product  selling  prices during the second fiscal quarter versus the comparable period of the prior fiscal year.

General and administrative expense: General and administrative expense increased
$0.8  million,  or 9.5%,  to $9.3 million for the three month period ended March
28, 2008,  from $8.5 million for the  comparable  period last year.  General and administrative  expenses as a percentage  of revenues  decreased to 6.7% for the three-month  period ended March 28, 2008, from 8.8% for the  three-month  period
ended  March  30,  2007.   The  change  is  due  primarily  to  an  increase  of
non-investigation  related  professional  fees and  consulting  services of $0.6 million and an increase in compensation of $0.4 million.  During the three-month periods  ending March 28, 2008 and March 30, 2007, the

Company was continuing to undergo the  investigation  process and restatement of its historical  financial  statements.  As a result of this process, the Company
incurred  certain  professional  fees  including  legal,   forensic  accounting,
independent registered public accounting firm fees, public relations and Alvarez
& Marsal fees.  During the three month period ended March 28, 2008, $3.4 million of  professional  fees related to the restatement and pending legal matters were recorded compared to $3.2 million during the comparable period of fiscal 2007, a decrease of $0.2 million.  The increase in compensation  expense and decrease in investigation  related  costs is due, in part,  to the addition of the Company's new CEO in January 2008 and the  conclusion  of the  agreement  with Alverez and
Marsal.

Operating  profit:  Operating profit for the three-month  period ended March 28,
2008, was $16.5 million, an increase of $9.0 million as compared to $7.5 million reported  for the  three-month  period ended March 30,  2007.  Operating  profit increased  as a  percentage  of revenues to 11.9% for  three-month  period ended
March 28, 2008, from 7.8% for the three-month  period ended March 30, 2007, as a result of the factors discussed above.

Interest expense,  net: Interest expense for the three-month  period ended March
28, 2008, was $7.0 million,  decreasing 6.0% from the $7.4 million  reported for the  three-month  period ended March 30, 2007. The decrease is  attributable  to lower average  borrowings  outstanding and by lower interest rates.  The average interest rate in effect during  three-month  period ended March 28, 2008 and the three-month period ended March 30, 2007 was 10.3% and 11.4%, respectively.

Income tax expense:  Income tax benefit for the three-month periods ending March
28, 2008 was $0.3  million and the income tax expense for the three month period ended March 30, 2007 was less than $0.1 million.  The effective income tax rates were (3.1%) and 11.1%,  respectively.  The effective rate is substantially below statutory rates primarily due to a reduction in valuation  allowance  during the current year against deductible  temporary  differences related to stock options as well as a tax benefit from foreign operations.

Net income: Net income for the three-month period ended March 28, 2008, was $9.4 million,  an increase of $9.2  million  from the $0.2 million net income for the three-month  period ended March 30, 2007,  as a result of the factors  discussed above.  Net income as a  percentage  of net revenues was 6.8% versus 0.2% in the comparable three-month period.

Diluted income per common share was $0.50 for the three-month period ended March
28, 2008, compared to $0.01 for the three-month period ended March 30, 2007.

SIX MONTHS ENDED MARCH 28, 2008 COMPARED TO SIX MONTHS ENDED MARCH 30, 2007

Revenues:  Revenues increased $60.4 million, or 31.6%, to $251.3 million for the six-months  ended March 28, 2008, from $190.9 million for six-months ended March
30, 2007. Revenues decreased $0.5 million, or 0.2%, due to volume declines,  and increased  $59.2  million,  or 31.0%,  due to  higher  average  selling  prices.
Revenues  increased by $1.7 million due to an increase in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.

Revenues for the Retail market  increased $45.9, or 31.2%, to $193.0 million for the  six-months  ended March 28, 2008,  from $147.1  million for the  six-months ended March 30, 2007.  Revenues  increased $1.4 million,  or 1.0%, due to volume increases  and $42.9  million  or 29.1% due to higher  average  selling  prices.
Revenues  increased by $1.7 million due to an increase in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.

Revenues for the Institutional  market increased $14.5 million or 33.0% to $58.3 million  the  six-months  ended  March 28,  2008,  from  $43.8  million  for the six-months ended March 30, 2007. Revenues decreased $1.4 million, or 3.3% due to volume  declines and increased  $15.9  million,  or 36.3% due to higher  average selling prices and changes in sales mix.

Cost of goods  sold:  Cost of goods  sold  increased  $49.8  million or 34.4% to
$194.7  million for the six months ended March 28, 2008 from $144.9  million for the six months ended March 30, 2007. As a percentage of revenues,  cost of goods sold  increased to 77.5% for the  six-month  period  ended March 28, 2008,  from
75.9% for the six-month  period ended March 30, 2007. The increase was primarily due to higher durum wheat and other commodity  prices that were not fully offset by higher selling prices.

Gross profit:  Gross profit increased $10.6 million,  or 23.0%, to $56.6 million for the six month period ended March 28, 2008,  from $46.0 million for six month period ended March 30, 2007. Gross profit as a percentage of revenues  decreased to 22.5% for the six month  period  ended  March 28, 2008 from 24.1% for the six month period ended March 30, 2007.

Selling and marketing  expense:  Selling and marketing  expense  increased  $1.6 million,  or 15.0%,  to $12.1 million for the  six-month  period ended March 28,
2008,  from $10.6 million for six-month  period ended March 30, 2007. The change is primarily due to an increase in brokerage  commission  costs of $1.1 million, compensation  and  benefits of $0.2  million,  and an increase of travel of $0.2 million.  The increases in those  expenses were offset by a decrease in consumer spending  due to timing.  Selling and  marketing  expense,  as a  percentage  of revenue,  decreased to 4.8% for the six month period ended March 28, 2008,  from
5.5% for the comparable prior year period. This decrease in expense as a percent of revenue reflects the impact of higher product selling prices during the first six months of the current fiscal year versus the comparable  period of the prior fiscal year.

General and administrative expense: General and administrative expense increased
$2.7  million,  or 15.9%,  to $19.5 million for the six month period ended March
28, 2008,  from $16.8 million for the comparable  period last year.  General and administrative  expenses as a percentage  of revenues  decreased to 7.8% for the six-month  period ended March 28, 2008, from 8.8% for the six-month period ended
March 30, 2007. The change was due primarily to an increase of non-investigation related  professional  fees  and  consulting  services  of $1.2  million  and an increase in  compensation of $0.5 million.  During the six-month  periods ending
March 28, 2008 and March 30,  2007,  the Company was  continuing  to undergo the investigation process and restatement of its historical financial statements. As a result  of this  process,  the  Company  incurred  certain  professional  fees including legal, forensic accounting,  independent  registered public accounting firm fees,  public relations and Alvarez & Marsal fees. The Company's  agreement with  Alvarez & Marsal  ended in January  2008,  upon the hiring of our new CEO.
During the six month period ended March 28, 2008,  $7.2 million of  professional fees related to the restatement and pending legal matters were recorded compared to $6.5 million during the comparable period of fiscal 2007, an increase of $0.7 million.

Operating  profit:  Operating  profit for the  six-month  period ended March 28,
2008,  was $24.7  million,  an  increase  of $6.1  million as  compared to $18.6 million  reported for the  six-month  period ended March 30, 2007 as a result of the factors  discussed  above.  Operating profit as a percentage of revenues was
9.8% for the  six-month  period ended March 28, 2008 and 9.8% for the  six-month period ended March 30, 2007.

Interest expense, net: Interest expense for the six-month period ended March 28,
2008, was $14.0 million, decreasing 7.3% from the $15.2 million reported for the six-month  period ended March 30, 2007.  The decrease is  attributable  to lower average borrowings outstanding and by lower interest rates. The average interest rate in effect  during  six-month  period ended March 28, 2008 and the six-month period ended March 30, 2007 was 10.7% and 11.4%, respectively.

Income tax benefit:  Income tax benefit for the six-month period ended March 28,
2008 was $0.6  million and was $0.1 million for the six month period ended March
30,  2007  reflecting   effective   income  tax  rates  of  (5.8%)  and  (3.1%),
respectively.   The  effective  rate  is  substantially  below  statutory  rates primarily  due to a reduction  in  valuation  allowance  during the current year against deductible  temporary  differences related to stock options as well as a tax benefit from foreign operations.

Net income:  Net income for the six-month period ended March 28, 2008, was $10.8 million,  an increase of $7.1 million  from the $3.7  million for the  six-month period ended March 30, 2007,  as a result of the factors  discussed  above.  Net income as a percentage  of net  revenues was 4.3% versus 1.9% in the  comparable six-month period.

Diluted  income per common share was $0.57 for the six-month  period ended March
28, 2008, compared to $0.20 for the six-month period ended March 30, 2007.

Liquidity and Capital Resources

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and cash equivalents totaled $5.8 million,  and net working capital totaled $73.5 million at March 28, 2008.

As of September 28, 2007, we had $9.2 million invested in the Columbia Strategic
Cash  Portfolio Fund (Columbia  Fund),  administered  by a subsidiary of Bank of
America,  which is an enhanced money fund that allowed  immediate  withdrawal of funds.  On December  10, 2007,  when the  investment  balance was $7.4  million,
Columbia  determined  that the underlying  securities  had liquidity  issues and notified us that the fund would begin an orderly  liquidation and dissolution of assets to its investors.  The balance in the Columbia Fund at March 28, 2008 was
$4.3 million. The underlying assets are valued at fair value and as of March 28,
2008 we recorded valuation losses on this investment of $0.2 million. During the six month period ended March 28, 2008, we received $0.2 million of interest from the Columbia Fund.  Through June 27, 2008, we have recovered  approximately $3.8 million of the pre-liquidation  investment balance.  The remaining investment of
$3.6 million is to be recovered as the liquidation  progresses.  We believe that the entire balance will be recovered.  During the  nine-month  period ended June
27, 2008,  we have  received  $0.3 million of interest  income from the Columbia
Fund. The underlying  assets are valued at fair value and as of June 27, 2008 we have recorded valuation losses on this investment of $0.2 million.

As of March 28, 2008, we had a $239.9 million term loan facility that matures in
March 2011. In addition, we had a $30 million revolving credit facility.  During the six month period ending March 28, 2008, the Company borrowed and repaid $5.0 million under the revolving credit facility to take advantage of favorable grain and commodity  purchase and delivery  opportunities  to the then current  market prices.  There was no balance  outstanding on the revolving facility as of March
28, 2008. However,  we had outstanding letters of credit totaling  approximately
$5.3 million. Both facilities are secured by substantially all of our assets.

Our credit facility contains  restrictive  covenants which include,  among other things, financial covenants requiring minimum and cumulative earnings levels and limitations  on the payment of  dividends,  stock  purchases  and our ability to enter into certain  contractual  arrangements.  We do not currently expect these limitations to have a material  effect on business or results of operations.  We were in compliance with the restrictive covenants at March 28, 2008.

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

During the six  months  ended  March 28,  2008,  our net cash used by  operating activities  totaled $1.0 million  compared to our net cash provided by operating activities  of $13.5 million for the six months ended March 30, 2007, a decrease of $14.5  million.  This  decrease  is due  principally  to an  increase  in our investment in inventory of $25.3 million due to increased  production and higher raw  material  costs and an increase in advance  payments on durum  shipments of
$4.5 million.  The increase in these  inventories and prepaid durum shipments is offset by higher  accounts  payable and accrued  expenses of $20.6 million.  The increase  in sales  prices  and  volume  resulted  in an  increase  in  accounts receivable of $12.7 million.

Cash  used  in  investing  activities  principally  relates  to  investments  in production and distribution,  milling and management  information system assets.
Capital expenditures were $6.2 million and $3.9 million for the six months ended
March 28, 2008 and March 30, 2007,  respectively.  In addition, we received $2.9 million on the redemption of short term investments  during the six months ended
March 28, 2008.

During the six months ended March 28, 2008,  our net cash  provided by financing activities amounted to $0.5 million,  which included advances of $1.1 million by our Italian subsidiary on revolving credit facilities that were offset by a $0.1 mandatory principal payment under the provisions of domestic credit facility. In addition, we paid financing cost of $0.5 to our bank related to the December 27,
2007 amendment of our U.S.  credit  facility.  During the six month period ended
March 28,  2008,  the Company drew $5.0 million on its line of credit to finance inventory purchases and advance payments, which was repaid during the period.

During the six  months  ended  March 30,  2007,  our net cash used by  financing activities  amounted  to $18.4  million,  which is  primarily a result of a $8.0 million  voluntary  principal payment on our term loan from excess cash reserves and a one-time  $10.0  million  voluntary  pre-payment  of the term loan without incurring a pre-payment  penalty, as permitted under the March 2007 amendment of our U.S. credit facility.

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

Effect of Inflation

We continued to  experience  inflationary  cost  increases in certain  operating costs, including raw materials,  utilities, freight, insurance and benefit costs during the three month period ended March 28, 2008.

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

          Our management,  with the participation of our Chief Executive Officer and Chief Financial  Officer,  has evaluated the  effectiveness of our disclosure controls and procedures as of March 28, 2008. Based on that evaluation  and due to the  existence  of material  weaknesses  in our internal control over financial reporting, our Chief Executive Officer and  Chief  Financial  Officer  have  concluded  that  our  disclosure controls and procedures were not effective as of March 28, 2008.

          Management  believes that all of the material  weaknesses,  except for internal  audit,  described under the caption "Item 9A -- Controls and
          Procedures" in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 existed as of March 28, 2008, and we are continuing to address deficiencies in the Company's internal controls.
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

     (b) Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during the  quarterly  period  ended March 28, 2008,  that  materially affected, or is reasonably expected to materially affect, our internal control over financial reporting, except as described below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by the Company of shares of its common stock during the second fiscal quarter of
2008:
                                                                    Total Number of
                                Total Number                      Shares Purchased as
                                 of Shares       Average Price     Part of Publicly
Period                           Purchased(1)    Paid per Share     Announced Plan
------                           ---------       --------------     --------------

December 29 - January 25             2,374           $ 6.60              -
January 26 - February 22               198             6.71              -
February 23 - March 28               2,135             4.70              -
                              -----------       -----------       --------------

Total                                4,707           $ 5.74              -
                              ============      ===========       ==============

(1) Shares received as payment for taxes related to vesting of restricted stock.

On October 4, 2002 the Company's Board of Directors authorized up to $20 million to implement a common stock  repurchase  plan. There were no purchases under the plan during the second fiscal  quarter of 2008.  There is  $7,881,000  available under the Common Stock repurchase plan.

In January 2008,  Mr. Paul Geist was granted  6,180 shares of  restricted  stock under the Company's 2000 Plan, in connection  with his  appointment as executive vice president and chief financial officer.  In February 2008 the Company issued
35,640 shares of restricted  stock to its outside  directors under the 2000 Plan as partial payment for their annual retainer.  No consideration was paid for the restricted  stock by the  employee  or  directors.  Because  the  Company is not current in its filings with the Securities and Exchange Commission, its Form S-8
Registration  Statement  with  respect  to the 2000  Plan may not be  considered currently effective. Accordingly, the grants of restricted stock discussed above may not have  been  pursuant  to a  currently  effective  Form S-8  Registration
Statement.  If it were to be  determined  that the  grants of  restricted  stock constituted  a sale  under  the  Securities  Act  of  1933,  registration  or an applicable  exemption  would  be  required.  In the  event  the  grants  of such restricted  stock were to be deemed a sale under the Securities Act of 1933, the restricted  stock was issued by the Company in reliance upon the exemption  from registration provided by Section 4(2) of the Securities Act of 1933.

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
                                 --------------------------------------
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