Form 10-Q
period 2008-06-27
AMERICAN ITALIAN PASTA CO
filed 2008-08-06
CIK 849667

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X|  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

          For the quarterly period ended June 27, 2008

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

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No | |

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

                         AMERICAN ITALIAN PASTA COMPANY
                                    Form 10-Q
               Fiscal Quarter and Nine Months Ended June 27, 2008

                                Table of Contents

Part I - Financial Information                                                                            Page

         Item 1.           Consolidated Financial Statements (unaudited)                                     1

                           Consolidated Balance Sheets at June 27, 2008 and September 28, 2007               1

                           Consolidated Statements of Operations for the three and nine months ended         2
                           June 27, 2008 and June 29, 2007

                           Consolidated Statement of Stockholders' Equity for the
                           nine months ended June 27, 2008                                                   3

                           Consolidated Statements of Comprehensive Income for the three and
                           nine months ended June 27, 2008 and June 29, 2007                                 4

                           Consolidated Statements of Cash Flows for the nine months ended
                           June 27, 2008 and June 29, 2007                                                   5

                           Notes to Consolidated Financial Statements                                        6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                        13

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                       20

         Item 4.           Controls and Procedures                                                          20

Part II - Other Information

         Item 1.           Legal Proceedings                                                                21

         Item 1A.          Risk Factors                                                                     23

         Item 2.           Unregistered Sales of Equity Securities and Uses of Proceeds                     23

         Item 3.           Defaults Upon Senior Securities                                                  23

         Item 4.           Submission of Matters to a Vote of Security Holders                              23

         Item 5.           Other Information                                                                23

         Item 6.           Exhibits                                                                         23

Signature Page

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AMERICAN ITALIAN PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                      (in thousands, except share amounts)

                                                                              June 27, 2008     September 28, 2007
ASSETS
Current assets:
     Cash and cash equivalents                                               $      6,398           $     16,635
     Short-term investments                                                         3,406                      -
     Trade and other receivables, net                                              52,637                 38,279
     Inventories                                                                   72,367                 44,443
     Prepaid expenses and other current assets                                      7,322                  7,629
     Deferred  income taxes                                                         1,952                  2,381
                                                                             ------------           ------------
Total current assets                                                              144,082                109,367
Property, plant and equipment, net                                                311,525                316,109
Brands and trademarks                                                              83,876                 83,282
Other assets                                                                       18,587                 19,205
                                                                             ------------           ------------
Total assets                                                                 $    558,070           $    527,963
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $ 30,861               $ 19,195
     Accrued expenses                                                              31,582                 31,523
     Current portion of deferred revenues                                              99                     99
     Income taxes payable                                                               -                  1,082
     Current maturities of long-term debt                                           2,174                  1,963
                                                                             ------------           ------------
Total current liabilities                                                          64,716                 53,862
Long-term debt, less current maturities                                           239,900                240,000
Income taxes payable                                                                1,858                      -
Deferred income taxes                                                              35,078                 35,286
Litigation settlement                                                              23,000                 26,500
Deferred revenue, less current portion                                                322                    397
                                                                             ------------           ------------
Total liabilities                                                                 364,874                356,045
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares - 10,000,000                                                 -                      -
         Issued and outstanding shares - none
     Class A common stock, $.001 par value:
         Authorized shares - 75,000,000                                                22                     21
         Issued and outstanding shares -  21,550,433 and
         19,387,259, respectively, at June 27, 2008;
         20,832,627 and 18,674,628, respectively, at September 28, 2007
     Class B common stock, par value $.001
         Authorized shares - 25,000,000                                                 -                      -
         Issued and outstanding - none
     Additional paid-in capital                                                   252,193                247,492
     Treasury stock,  2,163,174 shares at June 27, 2008 and                      (52,059)               (52,029)
         2,157,999 shares at September 28, 2007, at cost
     Accumulated other comprehensive income                                        20,810                 15,352
     Accumulated deficit                                                         (27,770)               (38,918)
                                                                             ------------           ------------
Total stockholders' equity                                                        193,196                171,918
                                                                             ------------           ------------
Total liabilities and stockholders' equity                                       $558,070               $527,963
                                                                             ============           ============

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (in thousands, except per share amounts)

                                                  Three Months Ended                      Nine Months Ended
                                           June 27, 2008       June 29, 2007      June 27, 2008       June 29, 2007
                                           -------------       -------------      -------------       -------------

Revenues                                      $ 155,844           $ 97,158           $ 407,135           $ 288,056
Cost of goods sold                              130,847             77,441             325,563             222,357
                                              ---------          ---------           ---------           ---------
Gross profit                                     24,997             19,717              81,572              65,699

Selling and marketing expense                     7,112              4,778              19,250              15,337
General and administrative expense               10,331              8,086              29,833              24,918

(Gains) losses related to long-lived assets         109               (23)                 344                (68)
                                              ---------          ---------           ---------           ---------
Operating profit                                  7,445              6,876              32,145              25,512
Interest expense, net                             6,662              7,057              20,706              22,215

Other (income) expense, net                       (190)               (57)                 224               (195)
                                              ---------          ---------           ---------           ---------

Income (loss) before income taxes                   973              (124)              11,215               3,492

Income tax provision (benefit)                      (5)                108               (601)                 (3)
                                              ---------          ---------           ---------           ---------
Net income (loss)                                   978          $   (232)           $  11,816           $   3,495
                                              =========          =========           =========           =========

Net income (loss) per common share (basic)    $    0.05          $  (0.01)           $    0.62           $    0.19

Weighted-average common shares outstanding
    (basic)                                      19,387             18,437              18,988              18,671
                                              =========          =========           =========           =========

Net income (loss) per common share
    (diluted)                                 $    0.05          $  (0.01)           $    0.62           $    0.18

Weighted-average common shares outstanding
    (diluted)                                    19,644             18,437              19,172              18,958
                                              =========          =========           =========           =========

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Unaudited
                                 (in thousands)

                                                          Nine Months Ended
                                                            June 27, 2008

Class A Common Shares
     Balance, beginning                                             20,833
     Issuance of shares of common stock                                717
                                                                  --------
     Balance, ending                                                21,550
                                                                  ========

Class A Common Shares - par value
     Balance, beginning                                           $     21
     Issuance of shares of common stock                                  1
                                                                  --------
     Balance, ending                                              $     22
                                                                  ========

Additional Paid-in Capital
     Balance, beginning                                           $247,492
     Issuance of shares of common stock                              3,679
     Tax impact of expired stock options                           (1,003)
     Stock based compensation                                        2,025
                                                                 ---------
     Balance, ending                                               252,193
                                                                 =========

Treasury Stock, at cost
     Balance, beginning                                          $(52,029)
     Purchases of treasury stock                                      (30)
                                                                 ---------
     Balance, ending                                             $(52,059)
                                                                 =========

Accumulated Other Comprehensive Income
     Foreign currency translation adjustment:
     Balance, beginning                                          $  15,352
     Change during the period                                        5,458
                                                                 ---------
     Balance, ending                                             $  20,810
                                                                 =========

Accumulated Deficit
     Balance, beginning                                          $(38,918)
     Additional tax related liabilities upon adoption of FIN 48      (668)
     Net income                                                     11,816
                                                                 ---------
     Balance, ending                                             $(27,770)
                                                                 =========

Total Stockholders' Equity                                       $ 193,196
                                                                 =========

    See accompanying notes to the unaudited consolidated financial statements

                         AMERICAN ITALIAN PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    Unaudited
                                 (in thousands)

                                              Three Months Ended                      Nine Months Ended
                                       June 27, 2008       June 29, 2007      June 27, 2008       June 29, 2007
                                       -------------       -------------      -------------       -------------

Net income (loss)                            $  978            $ (232)            $ 11,816           $  3,495

Other comprehensive income:

        Foreign currency translation
          adjustments                           (7)              2,822               5,458              2,300
                                       -------------       -------------      -------------      -------------

Comprehensive income                         $  971            $ 2,590            $ 17,274           $  5,795
                                       =============       =============      =============      =============

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                                           Nine Months Ended
                                                                  June 27, 2008          June 29, 2007
                                                                  -------------          -------------

OPERATING ACTIVITIES:
Net income                                                          $  11,816                $  3,495
Adjustments to reconcile net income to net cash
       provided by operations:
       Depreciation and amortization                                   18,040                  17,459
       Amortization of deferred financing fees                          1,512                     941
       (Gains) losses related to long-lived assets                        344                    (68)
       Unrealized loss on short-term investment                           171                       -
       Provision for doubtful accounts                                    293                     243
       Provision for inventory obsolescence                               956                     709
       Stock-based compensation expense                                 2,100                   1,449
       Deferred income tax benefit                                      (781)                   (546)
       Changes in operating assets and liabilities:
           Trade and other receivables                               (13,621)                 (1,098)
           Inventories                                               (28,185)                 (3,552)
           Prepaid expenses and other current assets                      447                     713
           Accounts payable and accrued expenses                       10,384                   2,055
           Income taxes                                                 (140)                     241
           Other                                                      (1,368)                   (208)
                                                                  -----------            ------------
Net cash provided by operating activities                               1,968                  21,833

INVESTING ACTIVITIES:
Redemption of short-term investments                                    3,802                       -
Additions to property, plant and equipment                            (8,467)                 (6,816)
Short-term investments under orderly liquidation                      (7,379)                       -

Proceeds from disposal of property, plant and equipment                    43                     111
                                                                  -----------            ------------
Net cash used in investing activities                                (12,001)                 (6,705)

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                         11,147                       -
Principal payments on debt                                           (11,247)                (18,000)
Purchase of treasury stock                                               (30)                   (140)
Deferred financing costs                                                (539)                   (308)
                                                                  -----------            ------------
Net cash used in financing activities                                   (669)                (18,448)
Effect of exchange rate changes on cash                                   465                     153
                                                                  -----------            ------------
Net decrease in cash and cash equivalents                            (10,237)                 (3,167)
Cash and cash equivalents, beginning of period                         16,635                  22,805
                                                                  -----------            ------------
Cash and cash equivalents, end of period                             $  6,398            $     19,638
                                                                  ===========            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                            $    19,431            $     21,382
                                                                  ===========            ============
Cash paid for income taxes                                        $       198            $        192
                                                                  ===========            ============
Cash received from income taxes                                   $        55            $          -
                                                                  ===========            ============
Stock issued in relation to settlement liability                  $     3,500            $          -
                                                                  ===========            ============

   See accompanying notes to the unaudited consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions to Form 10-Q and Article 10 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results for the three and nine months ended June 27,
2008 are not necessarily  indicative of the results that may be expected for the fiscal year ended  September  26, 2008.  For further  information,  refer to the
consolidated   financial  statements  and  footnotes  thereto  included  in  the
Company's  Annual  Report on Form 10-K for the fiscal year ended  September  28,
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

2.   SHORT-TERM INVESTMENTS

As of September 28, 2007, the Company had $9.2 million  invested in the Columbia
Strategic Cash Portfolio Fund (Columbia  Fund),  administered by a subsidiary of
Bank of  America,  which  is an  enhanced  money  fund  that  allowed  immediate withdrawal of funds. On December 10, 2007, when the investment  balance was $7.4 million, Columbia determined that the underlying securities had liquidity issues and notified the Company  that the fund would begin an orderly  liquidation  and dissolution of assets to its investors. The balance in the Columbia Fund at June
27, 2008 was $3.4 million. The underlying assets are valued at fair value and as of June 27, 2008 the Company has recorded valuation losses on this investment of
$0.2 million.  Through June 27, 2008,  the Company has  recovered  approximately
$3.8 million of the pre-liquidation investment balance. The remaining investment of $3.6 million is to be recovered as the  liquidation  progresses.  The Company believes that the entire balance will be recovered. During the nine-month period ended June 27, 2008,  the Company has received  $0.3 million of interest  income from the Columbia Fund.

3.   INVENTORIES

Inventories  are carried at standard costs adjusted for  capitalized  variances, which approximate the lower of cost, determined on a first-in,  first-out (FIFO)
basis,  or  market.   The  Company   periodically   reviews  its  inventory  for
slow-moving,  damaged or discontinued items and provides reserves to reduce such items identified to their recoverable amount.

Inventories consist of the following (in thousands):

                                                                     June 27, 2008       September 28, 2007

Finished goods                                                         $ 51,906               $ 30,713
Raw materials, additives, packaging materials and work-in-process        21,686                 14,373
Reserves for slow-moving, damaged and discontinued inventory            (1,225)                  (643)
                                                                       --------               --------
                                                                       $ 72,367               $ 44,443
                                                                       =========              ========

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                          June 27, 2008      September 28, 2007

Land and improvements                        $ 12,176              $ 11,867
  Buildings                                   114,219               112,434
Plant and mill equipment                      358,163               348,617
Furniture, fixtures and equipment              32,131                30,848
                                             --------              --------
                                              516,689               503,766
Accumulated depreciation                    (217,952)             (199,369)
                                             --------              --------
                                              298,737               304,397
Spare parts, net of reserve                     8,264                 8,154
Construction in progress                        4,524                 3,558
                                             --------              --------
                                             $311,525              $316,109
                                             =========             ========

5.   SHORT TERM DEBT

As of June 27, 2008, the Company had short-term  debt comprised of two revolving credit facilities at its Italian subsidiary totaling $2.2 million.  These credit facilities  bear  interest  at an average  rate of 5.6% and mature in  September
2008.  These  revolving  credit  facilities  are  secured  by  Italian  accounts receivables  and other assets.  The Company's U.S.  credit facility (see note 6)
limits the  outstanding  debt owed by its Italian  subsidiary to $5.0 million in the aggregate.  The Company is in compliance with this limitation as of June 27,
2008.

6.   LONG-TERM DEBT

As of June 27,  2008,  the  balance of the term loan was $239.9  million and its revolving credit facility had no outstanding balance (the U.S. credit facility).
The U.S.  credit  facility,  as  amended,  is  comprised  of term loan and a $30 million revolving U.S. credit facility.  The Company had outstanding  letters of credit under its revolving credit facility totaling  approximately  $3.0 million and $2.3  million as of June 27,  2008 and  September  28,  2007,  respectively.
Accordingly, under the U.S. credit facility the Company had additional borrowing capacity of $27.0  million and $27.7  million as of June 27, 2007 and  September
28, 2007, respectively. The U.S. credit facility is secured by substantially all of our assets and  provides  for  interest  at either  LIBOR rate plus 600 basis points or at an  alternate  base rate  calculated  as prime  rate plus 500 basis points.  The  interest  rate in  effect  at June  27,  2008 was 9.6% on the U.S.
facility.  Under the amended U.S. credit  facility,  we were required to deliver our fiscal year 2005, 2006 and 2007 audited financial  statements to our lenders by June 30, 2008 at which time the  interest  rate would  decrease to 550 points over LIBOR. During June 2008, the Company delivered the financial  statements to its lenders in accordance with the amended facility and, effective July 3, 2008, the interest rate was decreased to 550 points over LIBOR.

The U.S.  facility  has a  five-year  term  expiring  in March 2011 and does not require any scheduled principal payments. Principal pre-payments are required if certain  events  occur in the  future,  including  the sale of  certain  assets, issuance of equity and the  generation  of "excess cash flow" (as defined in the credit agreement).

Our U.S. credit facility  contains  restrictive  covenants which include,  among other things,  financial  covenants  requiring  minimum and cumulative  earnings levels and  limitations  on the payment of  dividends,  stock  purchases and our ability to enter into  certain  contractual  arrangements.  The  Company  was in compliance with these financial  covenants as of June 27, 2008 and September 28,
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

During the nine-month periods ended June 27, 2008 and June 29, 2007, the Company received and recognized as revenue  $4,640,000 and $2,959,000,  all of which was recorded  in the first  quarter  of fiscal  years  2008 and 2007,  respectively.
Effective   October  1,  2007,   the  Act  was   repealed,   resulting   in  the
discontinuation  of future  distributions

to affected  domestic  producers for duties  assessed after such date. It is not possible to reasonably estimate amounts, if any, to be received in the future on duties assessed prior to October 1, 2007.

8.   INCOME TAXES

In June 2006,  the Financial  Accounting  Standard  Board  ("FASB")  issued FASB
Interpretation No 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an
interpretation  of FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48
clarifies the  accounting  for  uncertainty  in income taxes in an  enterprise's financial  statements  in  accordance  with SFAS No. 109  Accounting  for Income
Taxes. This  interpretation  prescribes a recognition  threshold and measurement attribute for the  financial  statement  recognition  and  measurement  of a tax position  taken or expected to be taken in a tax  return.  FIN 48 also  provides guidance on derecognition of tax benefits,  classification on the balance sheet,
interest  and  penalties,   accounting  in  interim  periods,  disclosures,  and
transition.

The Company  adopted FIN 48 effective  September  29,  2007.  As a result of the
adoption,   the  Company  recognized   additional  tax  related  liabilities  of
approximately  $0.7  million  resulting  in a reduction  to  beginning  retained earnings.  In addition,  the Company reclassified  approximately $1.2 million of income tax  liabilities  from a current  liability  classification  to a current receivable  and a  non-current  liability  classification,  as  payment  of  the liability  is not  anticipated  within one year of the balance  sheet date.  The
Company also recorded approximately $0.2 million of deferred tax assets relating to the tax  benefits  associated  with  interest  expense and  federal  benefits associated  with state tax expenses.  As of September 29, 2007, the gross amount of unrecognized tax benefits,  including  penalty and interest was approximately
$2.3  million.  If  recognized,  approximately  $2.1  million  would  affect the
Company's  effective  tax  rate.  As of June  27,  2008,  the  gross  amount  of unrecognized tax benefits, including penalty and interest was approximately $2.4 million.  If recognized,  approximately  $2.2 million would affect the Company's effective tax rate.

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

As of the  September  29, 2007  adoption date of FIN 48, the federal tax returns for fiscal years ended 2004 through 2007 remain open, although the IRS completed an  examination  for the fiscal year ended 2004 during 2008. In addition,  state and foreign tax returns for the fiscal years ended 2003 through 2007 are open to audit under the  statute of  limitations.  As of the end of each  quarter of the current fiscal year, it is not anticipated  that any of the net unrecognized tax benefits will be recognized in the next twelve months.

As permitted by FIN 48, the Company has  classified  interest and penalties as a component of income tax expense.  Estimated interest and penalties classified as a component  of income tax expense  totaled  approximately  $0.1 million for the quarter ended June 27, 2008.  Accrued  interest and penalties  were $0.7 million and $0.6 million as of June 27, 2008 and September 29, 2007, respectively.

The Company  recorded an income tax benefit of $0.6  million for the nine months ended June 27,  2008.  The benefit is  attributable  primarily to a reduction in
valuation   allowance  during  the  current  year  against  deducible  temporary differences  related to stock  options  as well as a tax  benefit  from  foreign operations.

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

Under SFAS No. 123R,  the Company  recognized  compensation  expense  related to stock option awards and stock  appreciation  rights of  $1,218,000  and $692,000 during the nine month period ending June 27, 2008 and the  comparable  period in fiscal 2007, respectively.

A summary of the Company's stock option activity, and related information, is as follows:

                                                                                                  Weighted
                                                                                                  Average
                                                                                                 Remaining
                                                                               Weighted         Contractual
                                                            Number of          Average              Term
                                                             Shares         Exercise Price       (in years)

         Outstanding at September 28, 2007                    940,164          $ 30.19               4.3
              Cancelled/Expired                             (159,903)          $ 26.77
                                                          -----------
         Outstanding at June 27, 2008                         780,261          $ 30.89               4.0
                                                          ===========

         Vested or expected to vest at June 27, 2008          772,419          $ 30.91               4.0

         Exercisable at June 27, 2008                         718,996          $ 31.06               3.8

A summary of the  Company's  stock  appreciation  rights  activity,  and related information, is as follows:

                                                                                                     Weighted
                                                                                                     Average
                                                                                                     Remaining
                                                                  Weighted          Aggregate       Contractual                                                     Number of          Average           Intrinsic             Term
                                                 Shares        Exercise Price      Value            (in years)

           Outstanding at September 28, 2007    1,230,783          $7.00           $  1,894,000         5.8
                Granted                           954,868          $7.43
                                              -----------
           Outstanding at June 27, 2008         2,185,651          $7.19           $  9,416,672         5.7
                                              ===========

           Vested or expected to vest at        1,943,526          $7.19           $  7,430,050         5.6
           June 27, 2008

           Exercisable at June 27, 2008           294,047          $6.94           $  1,339,780         5.0

As of  June  27,  2008,  the  Company  had  $3,561,000  of  future  unrecognized compensation costs related to stock options and stock appreciation rights. These costs are expected to be recognized over a weighted average period of 2.7 years.

10.  RESTRICTED STOCK

During the nine months ended June 27, 2008, the Company issued 154,263 shares of restricted stock to employees of the Company with a weighted-average  grant date values of $7.73 under the Company's 2000 Equity  Incentive Plan, as amended (the
"2000 Plan").  The Company has recorded  expense on the  restricted  stock as it vests equal to the fair value at the end of each reporting period, in accordance with SFAS No. 123R. The Company maintains certain  restricted stock compensation plans for which employees are allowed to elect to have taxes withheld at amounts greater than minimum required amounts triggering variable  accounting  treatment in fiscal 2007 and prior.  The awards  contained either a cliff or straight line vesting provision and, therefore, expense is recognized over the vesting period.
The compensation  expense is calculated  under an accelerated  vesting method in accordance  with FASB  Interpretation  28,  "Accounting  for Stock  Appreciation
Rights and Other Variable Stock Option or Award Plans".  The  compensation  cost recognized was $807,000 and $647,000  during the nine months ended June 27, 2008 and June 29, 2007, respectively.  At June 27, 2008, unrecognized cost related to restricted  stock awards  total  approximately  $2,012,000.  These costs will be recognized over a weighted average period of 2.4 years.

The Company's restricted stock activity is as follows:

                                                                  Weighted Average
                                                                     Grant Date
                                             Number of Shares        Fair Value

    Outstanding at September 28, 2007            226,326         $       7.77
    Granted                                      154,263                 7.73
    Vested                                      (34,562)                 7.30
    Forfeited                                      (266)                36.56
                                            ------------         ------------
    Balance at June 27, 2008                     345,761         $       7.77
                                            ============         ============

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

                                                                   Three Months Ended
                                                 June 27, 2008                            June 29, 2007
                                      -------------------------------------    ------------------------------------

                                                    Weighted                                 Weighted
                                                     Average        Per                       Average
                                          Net        Shares        Share                      Shares      Per Share
                                        Income     Outstanding     Amount      Net Loss     Outstanding    Amount

Basic earnings per share                 $978        19,387         $0.05       $ (232)       18,437      $ (0.01)
                                         ====                       =====       =======                   ========

Effect of dilutive securities:
  Stock options and stock appreciation
  rights                                                257                                        -
                                                     ------                                   ------
Diluted earnings per share               $ 978       19,644         $0.05       $ (232)       18,437      $ (0.01)
                                         =====       ======         =====       =======       ======      ========

                                                                   Nine Months Ended
                                                 June 27, 2008                            June 29, 2007
                                      -------------------------------------    ------------------------------------
                                                    Weighted                                Weighted
                                                     Average        Per                      Average
                                          Net        Shares        Share          Net         Shares      Per Share
                                        Income     Outstanding     Amount        Income    Outstanding      Amount

Basic earnings per share               $11,816      18,988         $0.62        $ 3,495       18,671       $ 0.19
                                       =======                     =====        =======                    ======

Effect of dilutive securities:
  Stock options and stock appreciation
  rights                                               184                                      287
                                                    ------                                   ------
Diluted earnings per share             $11,816      19,172         $0.62        $ 3,495       18,958       $ 0.18
                                       =======                     =====        =======                    ======

Anti-dilutive securities consisting of options to purchase the Company's Class A common stock  accounting  for  2,257,380 and shares for the  nine-month  periods ended June 27, 2008, and 1,484,308  shares for the nine-month  period ended June
29, 2007, were excluded from the calculation of diluted  weighted average common shares as the effect.

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

Indemnification and Pending Litigation Obligations:

The Company has  incurred  and will  continue  to incur  significant  expense on behalf  of the  Company  and on behalf of the  several  individuals  to whom the
Company  has   indemnification   obligations   related  to  certain  claims  and

investigations  involving the Company and these  individuals.  In addition,  the
Company continues to incur significant  expense related to the completion of its historical audits and SEC reporting  requirements.  The expenses the Company has incurred  through the June 27, 2008,  in connection  with all of these  matters, including those  associated with its restatement and pending legal matters,  net of insurance proceeds,  were $41.8 million, which includes $9.8 million incurred during the nine-month period ending June 27, 2008.

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

                                                         Three Months Ended                  Nine Months Ended
                                                  ---------------------------------- ----------------------------------
                                                   June 27, 2008    June 29, 2007     June 27, 2008     June 29, 2007
                                                   -------------    -------------     -------------     -------------

   Revenues:
      Retail                                            70.5%             75.0%             74.4%            76.4%
      Institutional                                      29.5              25.0              25.6             23.6
                                                  -----------      ------------      ------------      -----------

   Total revenues                                       100.0             100.0             100.0            100.0
   Cost of goods sold                                    84.0              79.7              80.0             77.2
                                                  -----------      ------------      ------------      -----------

   Gross profit                                          16.0              20.3              20.0             22.8
   Selling and marketing expense                          4.6               4.9               4.7              5.3
   General and administrative expense                     6.6               8.3               7.3              8.7
   (Gains) losses related to long-lived assets              -                 -               0.1                -
                                                  -----------      ------------      ------------      -----------

   Operating profit                                       4.8               7.1               7.9              8.8
   Interest expense, net                                  4.3               7.3               5.1              7.7
   Other (income) expense                               (0.1)             (0.1)                 -             (0.1)
                                                  -----------      ------------      ------------      -----------
   Income (loss) before income taxes                      0.6             (0.1)               2.8              1.2
   Income tax provision (benefit)                           -               0.1             (0.1)                -
                                                  -----------      ------------      ------------      -----------

   Net income (loss)                                     0.6%            (0.2)%              2.9%             1.2%
                                                 ============      ============      ============      ===========

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

We generate revenues in two customer markets:  retail and institutional.  Retail market revenues  include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant,  drug and discount stores) and encompasses  sales of our branded, private label and imported products.  These revenues represented 70.5% and 75.0%
and  74.4% and 76.4% of our total  revenue  for the three  month and nine  month periods ended June 27, 2008 and June 29, 2007,  respectively.  The Institutional market includes both food service distributors that supply restaurants,  hotels, schools  and  hospitals,  as well as food  processors  that use  pasta as a food ingredient.  Food service  customers include  businesses and organizations  that sell  products  to  restaurants,  healthcare  facilities,  schools,  hotels  and industrial caterers and multi-unit restaurant chains that procure directly.  The institutional  market  represented  29.5%  and  25.0% and 25.6% and 23.6% of our total revenue for the three month and nine month periods ended June 27, 2008 and
June 29, 2007, respectively.

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
financial statements.

QUARTER ENDED JUNE 27, 2008 COMPARED TO QUARTER ENDED JUNE 29, 2007

Revenues:  Revenues increased $58.7 million, or 60.5%, to $155.8 million for the three months ended June 27, 2008, from $97.1 million for three months ended June
29, 2007. Revenues increased $4.2 million, or 4.3%, due to volume increases, and increased $54.5 million, or 56.1%, due to higher average selling prices.

Revenues for the Retail market  increased  $36.9  million,  or 50.7%,  to $109.8 million for the three  months ended June 27,  2008,  from $72.9  million for the three months ended June 29, 2007.  Revenues increased $2.6 million, or 3.5%, due to volume increases,  and increased $34.4 million or 47.2% due to higher average selling prices.

Revenues for the Institutional  market increased $21.8 million or 89.7% to $46.0 million the three months ended June 27, 2008,  from $24.3  million for the three months ended June 29, 2007.  Revenues  increased  $1.4  million,  or 5.9% due to volume  increases and increased  $20.3  million,  or 83.7% due to higher average selling prices and changes in sales mix.

Cost of goods  sold:  Cost of goods  sold  increased  $53.4  million or 69.0% to
$130.8  million for the three months ended June 27, 2008 from $77.4  million for the three months ended June 29, 2007. As a percentage of revenues, cost of goods sold  increased to 84.0% for the  three-month  period ended June 27, 2008,  from
79.7% for the three-month period ended June 29, 2007. The increase was primarily due to significantly higher durum prices and higher commodity and transportation costs.

Gross profit:  Gross profit  increased $5.3 million,  or 26.9%, to $25.0 million for the three month  period ended June 27,  2008,  from $19.7  million for three month  period ended June 29,  2007.  Gross  profit as a  percentage  of revenues decreased to 16.0% for the three month period ended June 27, 2008 from 20.3% for the three month period  ended June 29,  2007.  The decrease in gross profit as a percent of revenue is directly  related to increases in durum,  commodities  and transportation costs that were not offset by higher selling prices.

Selling and marketing  expense:  Selling and marketing  expense  increased  $2.3 million,  or 47.9%,  to $7.1 million for the  three-month  period ended June 27,
2008, from $4.8 million for  three-month  period ended June 29, 2007. The change is  primarily  due to an  increase  in  consulting  expenses  of  $0.9  million, brokerage commission costs of $0.8 million, and stock based compensation charges of $0.3 million.  The consulting expenses relate primarily to an analysis of the pasta category and our market  placement,  the increased broker costs are due to higher  commissions  due to  increased  selling  prices,  and  the  increase  in stock-based  compensation is due principally to fluctuations in the value of the
Company's stock.  Those increases were offset by a decrease in consumer spending due to timing.  Selling  and  marketing  expense,  as a  percentage  of revenue, decreased to 4.6% for the three-month  period ended June 27, 2008, from 4.9% for the  comparable  prior year  period.  This  decrease  in expense as a percent of revenue  reflects the impact of higher  product  selling prices during the three month  period  ended June 27,  2008  versus the  comparable  period of the prior fiscal year.

General and administrative expense: General and administrative expense increased
$2.2 million,  or 27.2%,  to $10.3 million for the three month period ended June
27, 2008,  from $8.1 million for the  comparable  period last year.  General and administrative  expenses as a percentage  of revenues  decreased to 6.6% for the three-month  period ended June 27, 2008,  from 8.3% for the  three-month  period ended June 29, 2007.  The change in general and  administrative  expense was due primarily  to an increase of  non-investigation  related  professional  fees and consulting services of $1.7 million and an increase in compensation and benefits of $0.5  million,  and an increase  in  stock-based  compensation  costs of $0.6 million  due to  variable  accounting  on  restricted  stock.  The  increase  in professional  and  consulting  services  includes  an  initiative  to review the
Company's supply chain and operations.  The increase in stock-based compensation is due principally to fluctuations in the value of the Company's  stock.  During the three-month  periods ending June 27, 2008 and June 29, 2007, the Company was
continuing  to  undergo  the  investigation   process  and  restatement  of  its
historical  financial  statements.  As a result  of this  process,  the  Company
incurred  certain  professional  fees  including  legal,   forensic  accounting,
independent registered public accounting firm fees, public relations and Alvarez
& Marsal fees.  During the three month period ended June 27, 2008,  $2.4 million of  professional  fees related to the restatement and pending legal matters were recorded compared to $3.3 million during the comparable period of fiscal 2007, a decrease of $0.9 million.  The increase in compensation  expense and decrease in investigation  related  costs is due, in part,  to the addition of the Company's new CEO in January 2008 and the  conclusion  of the  agreement  with Alverez and
Marsal.

Operating  profit:  Operating  profit for the three-month  period ended June 27,
2008, was $7.4 million,  an increase of $0.5 million as compared to $6.9 million reported  for the  three-month  period  ended June 29,  2007.  Operating  profit decreased as a percentage of revenues to 4.8% for three-month  period ended June
27, 2008, from 7.1% for the three-month  period ended June 29, 2007, as a result of the factors discussed above.

Interest expense,  net:  Interest expense for the three-month  period ended June
27, 2008, was $6.7 million,  decreasing 5.6% from the $7.1 million  reported for the  three-month  period ended June 29, 2007.  The decrease is  attributable  to lower average  borrowings  outstanding and by lower interest rates.  The average interest  rate in effect during  three-month  period ended June 27, 2008 and the three-month period ended June 29, 2007 was 10.2% and 11.4%, respectively.

Income tax  expense/benefit:  Income tax benefit was less than $0.1  million for the three month period ending June 27, 2008,  and the income tax expense for the three month period ending June 29, 2007 was $0.1 million, and reflects effective income  tax  rates of (0.0)%  and  0.1%,  respectively.  The  effective  rate is substantially  below  statutory  rates primarily due to a reduction in valuation allowance  during the  current  year  against  deducible  temporary  differences related to stock options as well as a tax benefit from foreign operations.

Net income:  Net income for the three-month period ended June 27, 2008, was $1.0 million,  an  increase  of $1.2  million  from  the  $0.2  million  loss for the three-month  period  ended June 29, 2007,  as a result of the factors  discussed above.  Net income as a percentage of net revenues was 0.6% versus (0.2)% in the prior year.

Diluted income per common share was $0.05 for the three-month  period ended June
27, 2008,  compared to a loss of $(0.01) for the  three-month  period ended June
29, 2007.

NINE MONTHS ENDED JUNE 27, 2008 COMPARED TO NINE MONTHS ENDED JUNE 29, 2007

Revenues: Revenues increased $119.0 million, or 41.3%, to $407.1 million for the nine-months  ended June 27, 2008, from $288.1 million for nine-months ended June
29, 2007. Revenues increased $3.6 million, or 1.3%, due to volume increases, and increased  $113.7  million,  or 39.5%,  due to higher  average  selling  prices.
Revenues  increased by $1.7 million due to an increase in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.

Revenues for the Retail market  increased $82.9, or 37.7%, to $302.8 million for the  nine-months  ended June 27, 2008,  from $219.9 million for the  nine-months ended June 29, 2007.  Revenues  increased  $3.8 million,  or 1.8%, due to volume increases  and $77.4  million  or 29.1% due to higher  average  selling  prices.
Revenues  increased by $1.7 million due to an increase in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.

Revenues for the Institutional market increased $36.2 million or 53.2% to $104.3 million  the  nine-months  ended  June 27,  2008,  from  $68.1  million  for the nine-months ended June 29, 2007. There was a negligible  increase due to volume, with  increases  in higher  average  selling  prices  and  changes  in sales mix accounting for the change.

Cost of goods  sold:  Cost of goods sold  increased  $103.2  million or 46.4% to
$325.6  million for the nine months ended June 27, 2008 from $222.4  million for the nine months ended June 29, 2007. As a percentage of revenues,  cost of goods sold  increased to 80.0% for the  nine-month  period  ended June 27, 2008,  from
77.2% for the nine-month  period ended June 29, 2007. The increase was primarily due to significantly higher durum prices and higher commodity and transportation costs.

Gross profit:  Gross profit increased $15.9 million,  or 24.2%, to $81.6 million for the nine month period ended June 27, 2008, from $65.7 million for nine month period ended June 29, 2007.  Gross profit as a percentage of revenues  decreased to 20.0% for the nine month  period  ended June 27, 2008 from 22.8% for the nine month period  ended June 29, 2007.  The decrease in gross profit as a percent of
revenue  is  directly   related  to   increases   in  durum,   commodities   and
transportation costs that were not offset by higher selling prices.

Selling and marketing  expense:  Selling and marketing  expense  increased  $3.9 million,  or 25.5%,  to $19.2 million for the  nine-month  period ended June 27,
2008,  from $15.3 million for nine-month  period ended June 29, 2007. The change is  primarily  due to an  increase  in  consulting  expenses  of $.9,  brokerage commission costs of $1.8 million, compensation and benefits of $0.3 million, and an  increase of travel of $0.2  million.  Selling and  marketing  expense,  as a percentage  of revenue,  decreased  to 4.7% for the nine month period ended June
27,  2008,  from 5.3% for the  comparable  prior year period.  This  decrease in expense as a percent of revenue  reflects the impact of higher  product  selling prices  during the first  nine  months of the  current  fiscal  year  versus the comparable period of the prior fiscal year.

General and administrative expense: General and administrative expense increased
$4.9  million,  or 19.7%,  to $29.8 million for the nine month period ended June
27, 2008,  from $24.9 million for the comparable  period last year.  General and administrative  expenses as a percentage  of revenues  decreased to 7.3% for the nine-month period ended June 27, 2008, from 8.7% for the nine-month period ended
June 29, 2007. The change was due primarily to an increase of  non-investigation related  professional fees and consulting  services of $2.8 million, an increase in compensation and benefits of $0.7 million,  and compensation costs under SFAS
123R of $0.5 million.  During the  nine-month  periods  ending June 27, 2008 and
June 29, 2007, the Company was continuing to undergo the  investigation  process and  restatement of its  historical  financial  statements.  As a result of this process,  the  Company  incurred  certain  professional  fees  including  legal, forensic accounting,  independent registered public accounting firm fees, public relations and Alvarez & Marsal fees. During the nine month period ended June 27,
2008, $9.6 million of  professional  fees related to the restatement and pending legal  matters  were  recorded  compared to $9.8 million  during the  comparable period of fiscal 2007, a decrease of $0.2 million.

Operating  profit:  Operating  profit for the  nine-month  period ended June 27,
2008,  was $32.1  million,  an  increase  of $6.6  million as  compared to $25.5 million  reported for the  nine-month  period ended June 29, 2007 as a result of the factors  discussed  above.  Operating profit as a percentage of revenues was
7.9% for the  nine-month  period ended June 27, 2008 and 8.8% for the nine-month period ended June 29, 2007.

Interest expense, net: Interest expense for the nine-month period ended June 27,
2008, was $20.7 million, decreasing 6.8% from the $22.2 million reported for the nine-month  period ended June 29, 2007.  The decrease is  attributable  to lower average borrowings outstanding and by lower interest rates. The average interest rate in effect during  nine-month  period ended June 27, 2008 and the nine-month period ended June 29, 2007 was 10.7% and 11.4%, respectively.

Income tax benefit:  Income tax benefit for each of the nine-month  period ended
June 27,  2008 and June 29, 2007 was $0.6  million  and less than $0.1  million, respectively,  and  reflects  effective  income tax rates of (5.4)% and  (0.1)%,
respectively.   The  effective  rate  is  substantially  below  statutory  rates primarily  due to a reduction  in  valuation  allowance  during the current year against deducible  temporary  differences  related to stock options as well as a tax benefit from foreign operations.

Net income:  Net income for the nine-month period ended June 27, 2008, was $11.8 million,  an increase of $8.3 million  from the $3.5 million for the  nine-month period  ended June 29, 2007,  as a result of the factors  discussed  above.  Net income as a percentage of net revenues was 2.9% versus 1.2% in the prior year.

Diluted income per common share was $0.62 for the  nine-month  period ended June
27, 2008, compared to $0.18 for the nine-month period ended June 29, 2007.

Liquidity and Capital Resources

Our primary  sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and cash  equivalents  totaled $6.4 million and net working capital totaled $80.4 million at June 27, 2008.

As of September 28, 2007, we had $9.2 million invested in the Columbia Strategic
Cash  Portfolio Fund (Columbia  Fund),  administered  by a subsidiary of Bank of
America,  which is an enhanced money fund that allowed  immediate  withdrawal of funds.  On December  10, 2007,  when the  investment  balance was $7.4  million,
Columbia  determined  that the underlying  securities  had liquidity  issues and notified us that the fund would begin an orderly  liquidation and dissolution of assets to its  investors.  The balance in the Columbia Fund at June 27, 2008 was
$3.4 million.  The underlying assets are valued at fair value and as of June 27,
2008 we have  recorded  valuation  losses on this  investment  of $0.2  million.
Through  June 27,  2008,  we have  recovered  approximately  $3.8 million of the pre-liquidation  investment balance. The remaining investment of $3.6 million is to be  recovered  as the  liquidation  progresses.  We  believe  that the entire balance will be recovered.  During the nine-month period ended June 27, 2008, we have received $0.3 million of interest income from the Columbia Fund.

As of June 27, 2008, we had a $239.9  million term loan facility that matures in
March 2011. In addition, we had a $30 million revolving credit facility.  During the nine month period  ending June 27, 2008,  we borrowed and repaid $10 million under the revolving  credit  facility to take  advantage of favorable  grain and commodity purchases and delivery opportunities. There was no balance outstanding on the  revolving  facility as of June 27,  2008.  However,  we had  outstanding letters of credit  totaling  approximately  $3.0 million.  Both  facilities  are secured by substantially all of our assets.

Our credit facility contains  restrictive  covenants which include,  among other things, financial covenants requiring minimum and cumulative earnings levels and limitations  on the payment of  dividends,  stock  purchases  and our ability to enter into certain  contractual  arrangements.  We do not currently expect these limitations to have a material  effect on business or results of operations.  We were in compliance with the restrictive covenants at June 27, 2008.

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

During the nine months ended June 27, 2008,  our net cash  provided by operating activities totaled $1.9 million compared $21.8 million for the nine months ended
June 29, 2007, a decrease of $19.9 million.  This decrease is due principally to an increase in our  investment  in inventory of $24.7  million due to higher raw material costs and increased  production.  The increase in these  inventories is offset by higher  accounts  payable and accrued  expenses of $8.2  million.  The increase  in sales  prices  and  volume  resulted  in an  increase  in  accounts receivable of $12.5 million.

Cash  used  in  investing  activities  principally  relates  to  investments  in production and distribution,  milling and management  information system assets.
Capital  expenditures  were $8.5  million  and $6.8  million for the nine months ended June 27, 2008 and June 29, 2007, respectively.

During the nine  months  ended  June 27,  2008,  our net cash used by  financing activities  amounted to $0.7 million,  which included the payment of $.5 million of financing  costs to our bank related to the December 27, 2007 amendment and a
$0.1 million mandatory principal payment under the provisions of our U.S. credit facility.  In  addition,  during the nine month  period  ended June 27, 2008 the
Company drew $10.0 million on its line of credit to finance inventory  purchases and advance payments, which was repaid during the period. Our Italian subsidiary drew $1.1 million under revolving credit facilities during the nine month period ended June 27, 2008, which was repaid during the period.

During the nine  months  ended  June 29,  2007,  our net cash used in  financing activities  amounted  to $18.4  million,  which is  primarily a result of a $8.0 million  voluntary  principal payment on our term loan from excess cash reserves and a one-time  $10.0  million  voluntary  pre-payment  of the term loan without incurring a pre-payment  penalty, as permitted under the March 2007 amendment of our U.S. credit facility.

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
FAS 142-3 will have on its financial statements

Effect of Inflation

We continued to  experience  inflationary  cost  increases in certain  operating costs, including raw materials,  utilities, freight, insurance and benefit costs during the three month period ended June 27, 2008.

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

         Our management,  with the  participation of our Chief Executive Officer and Chief Financial  Officer,  has evaluated the  effectiveness  of our disclosure  controls and procedures as of June 27, 2008.  Based on that evaluation  and due to the  existence  of  material  weaknesses  in our internal control over financial reporting,  our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 27, 2008.

         Management  believes  that all of the material  weaknesses,  except for internal  audit,  described  under the caption "Item 9A -- Controls and
         Procedures" in the Company's  Annual Report on Form 10-K for the fiscal year ended  September 28, 2007 existed as of June 27, 2008,  and we are continuing to address  deficiencies in the Company's internal controls.
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

     (b) Changes in Internal Control Over Financial Reporting

         During the third quarter of fiscal 2008, the Company has become current in its filing  requirements  of the SEC through the  submission  of its
         Annual Report on Form 10-K for fiscal years 2005,  2006 and 2007.

          With this filing, the Company's quarterly  reporting  requirements are also met. The Company has formed an effective Disclosure Committee for the review of its Form 10-K and Form 10-Q's.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND USE OF  PROCEEDS
The following table provides the  information  with respect to purchases made by the Company of shares of its common  stock  during the third  fiscal  quarter of
2008:

                                                                       Total Number of
                              Total Number of                        Shares Purchased
                                   Shares        Average Price          as Part of
Period                         Purchased(1)   Paid per Share Plan   Publicly Announced
------                         ------------   -------------------  -------------------

March 29 - April 25                      -             $    -                    -
April 26 - May 23                        -                  -                    -
May 24 - June 27                       195                9.21                   -
                              ------------      --------------        ------------
Total                                  195              $ 9.21                   -
                              ============      ==============        ============

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS
------- --------------------------------------------------------

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

                                      American Italian Pasta Company

Date:  August 6, 2008                 /s/ John P. Kelly
                                      ------------------------------------------
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

31.2      Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
          of 2002.

31.2      Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
          of 2002.

32.       Certification  of the CEO  and  CFO  Pursuant  to  Section  906 of the
          Sarbanes-Oxley Act of 2002.