Form 10-K
period 2008-09-26
AMERICAN ITALIAN PASTA CO
filed 2008-12-10
CIK 849667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number    001-13403

AMERICAN ITALIAN PASTA COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1032638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4100 N. Mulberry Drive, Suite 200 Kansas City, Missouri	64116 (Zip Code)
(Address of principal executive offices)

(816) 584-5000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title	Name of Exchange
Class A Convertible Common Stock: $.001 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

         As of March 28, 2008, the aggregate market value of the Registrant's Class A Convertible Common Stock held by non-affiliates (using the closing price) was approximately $100,039,000.

         The number of shares outstanding as of December 1, 2008 of the Registrant's Class A Convertible Common Stock was 20,264,000 and there were no shares outstanding of the Registrant's Class B Convertible Common Stock.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

 AMERICAN ITALIAN PASTA COMPANY

FORM 10-K
FISCAL YEAR ENDED SEPTEMBER 26, 2008
INDEX

i

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains statements concerning potential future events. These forward-looking statements are based upon assumptions by our management, as of the date of this Annual Report on Form 10-K, including assumptions about risks and uncertainties faced by us. Readers can identify these forward-looking statements by the use of verbs such as expects, anticipates, believes, estimates, intends, projects, may, will, predicts, or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described below in Item 1A—Risk Factors. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statements. Except as otherwise required by the federal securities laws, we will not update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.

ii

 PART I

ITEM 1.    BUSINESS

General

        American Italian Pasta Company is a Delaware corporation and was incorporated and commenced operations in 1988. Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to "the Company", "we", "us", "our", and similar words are to American Italian Pasta Company and its subsidiaries. We believe we are the largest producer and marketer of dry pasta in North America, by volume, based on data available from A.C. Nielsen, published competitor financial information, industry sources such as the National Pasta Association, suppliers, trade magazines and our own market research. During the fiscal year ended September 26, 2008, we had revenues of $569.2 million.

        We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter. Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week first quarter of that fiscal year. Fiscal years 2008, 2007 and 2006 were 52 weeks and ended on September 26, 2008, September 28, 2007 and September 29, 2006, respectively. There is no material seasonal impact on our operations.

        We have production, milling, and distribution facilities located in Excelsior Springs, Missouri, Columbia, South Carolina, Tolleson, Arizona, and Verolanuova, Italy. We outsource distribution at all of our facilities and we outsource milling at the Arizona and Italy plants. Our U.S. plants serve both retail and institutional customers. We believe the construction of the Missouri plant in 1988 represented the first use in North America of a vertically integrated, high-capacity pasta plant using Italian milling and pasta production technology. Our South Carolina plant, which is also vertically integrated, commenced operations in 1995, and our Arizona plant commenced operations in 2003. The Italy plant, which was constructed in 2001, serves primarily retail and institutional customers internationally and also serves retail customers in the United States.

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

AIPC Way

        We have developed the AIPC Way, which embodies our vision, mission, operational model, business approach, core capabilities and values. The components of the AIPC Way are as follows:

  •
  Vision—What we will achieve—To be, and to be seen as, the best developer of category solutions for our customers in dry grocery.

  •
  Mission—What we will do—Focus on dry grocery categories where we can leverage our relationships and capabilities, to develop private label, branded and ingredient solutions for our retail, foodservice and industrial customers and, by exceeding expectations, provide our customers and shareholders with enhanced value.

  •
  Operating Model—How we plan and execute—Always operate with high ethical standards. Strategic planning. Business planning and performance management. Sales and operations planning. People evaluation and development.

  •
  Core Capabilities—What do we need to be great—Great people. Category leadership. Service leadership. Speed to market. Operational excellence. Cross function collaboration. Strong customer relationships.

  •
  Values—What we believe—Integrity. Quality. Environmental sustainability. Empowerment and accountability. Passion to exceed.

Products

        Our product line is comprised of approximately 3,700 items or stock-keeping units ("SKUs"). In many instances, we produce pasta to our customers' unique specifications. We produce approximately 300 different shapes and sizes of pasta products in multiple package configurations, including bulk packages for institutional customers and smaller individually-wrapped packages for retail consumers. The varied shapes and sizes include long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. These products are manufactured for a variety of customers including those who purchase our products as branded offerings from retailers and for retailers who sell products we manufacture as store or customer brands, or also commonly known as private label offerings.

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

        In fiscal year 2008, we continued our strategy to ensure we are pursuing a profitable health platform through our private label and branded business in grocery retailers, club stores, mass merchants and discount stores. We have developed a number of gluten free, whole wheat, whole grain, enriched multi-grain, and organic products. In addition, during fiscal year 2008 we expanded our private label offerings to include pasta and rice sides, which we believe provide opportunities for the retailers we serve and consumers.

        The pasta market is changing and we will transform our Company to remain an industry leader. The dry pasta market remains strong and consumers are buying more pasta. Private label (also known as and referred to herein as customer or store brands) is growing at the expense of manufacturer-owned brands due to the efforts of retailers and the effects of the economy. As retailers consolidate, regional manufacturer-owned brands are at a competitive disadvantage. We will continue to capitalize on private label growth while optimizing the potential of our brands.

        Our current plan is to optimize our business around these market changes and put even more emphasis on being a private label leader. Retail private label is the fastest growing part of our business and is a core strength for us. We intend to invest more resources to category management and to help retailers increase private label sales and profit. We intend to expand our private label offerings to include more premium and healthy products.

        Our owned brands represent significant volume and profit. We intend to invest even more in our owned brands that are in a preferred position in the marketplace by focusing our resources on our strongest brands in their strongest markets. This review of our brand portfolio resulted in a non-cash brand impairment charge against two of our smaller brands during the fourth quarter of fiscal year 2008 of $3.7 million.

        We are continuing to refine our focus on food service and industrial businesses to improve our business performance. We have aligned the food service business more closely with the supply chain to drive cost improvement which is important to our food service customers.

        Our U.S. production facilities are inspected each year by the American Institute of Baking ("AIB"), a United States baking, food processing and allied industries evaluation agency, for sanitation and food safety. Our plants consistently achieve the AIB Excellent/Superior ratings. In addition, our Tolleson, Arizona plant is certified organic by the Organic Crop Improvement Association International. We also implemented a comprehensive Hazard Analysis Critical Control Point ("HACCP") program to continuously monitor and improve the safety, quality and cost-effectiveness of our facilities and products.

        Our Italian plant is inspected by AIB and a European representative similar to AIB, the British Retail Consortium—Food Safety ("BRC"), one of the recognized European Food Safety Bodies. Our facility received the "Grade A" certification from the BRC. Our Italian plant is an ISO 9002 certified production facility and certified organic by Consorzio Per Il Controllo Dei Prodotti Biologici (Consortium for the Control of Biological Production). In addition, we have implemented HACCP and Food Safety Programs consistent with the U.S. facilities.

Marketing and Distribution

        We actively sell and market our domestic products through our sales employees and with the use of food brokers and distributors throughout the United States, Canada, Mexico, and the Caribbean. Our senior management is directly involved in the selling process in all customer markets. Our over-arching sales and marketing strategy is to provide category leadership, quality product, a complete product offering, competitive pricing and superior customer service to attract new customers and to maintain and grow pasta sales to existing customers. We work with our customers to develop marketing and promotional programs specifically tailored to stimulate pasta consumption in their trading area based upon the specific strategy and role for pasta.

        We have established a significant market presence in North America by developing strategic customer relationships with food industry leaders that have substantial pasta requirements. We supply private label and branded pasta to many of the largest grocery retailers in the United States, including serving as a primary supplier of pasta to Walmart Stores, Inc. ("Walmart"). We are the largest pasta supplier to Sysco Corporation ("Sysco"), the nation's largest marketer and distributor of food service products. We also have developed supply relationships with leading food processors, which use our pasta as an ingredient in their branded food products.

        Our Italian plant enables us to offer authentic Italian pasta products. This facility serves European, North American, and other international markets with branded, private label, ingredient and food service products.

        As part of our overall customer development strategy, we use our category management expertise to assist customers in optimizing category growth and profitability. Our category management expertise allows us to recommend SKU assortment and shelf space allocation to both private label and branded customers. Our representatives also assist food processors in incorporating our pasta as an ingredient in their customers' food products. We provide dedicated technical support to our institutional customers by making recommendations regarding the processing of pasta in their facilities. We believe that these value-added activities provide customers with a better appreciation and acceptance of our products.

        We have demonstrated our commitment to customer service through the development of enhanced customer service programs. Examples of these programs include our implementation of an Efficient Customer Response ("ECR") model which uses Electronic Data Interchange ("EDI") and vendor replenishment programs to assist key customers, and category management services for our private label and branded customers.

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

Pasta Production

        Pasta's primary ingredient is semolina, which is extracted from durum wheat through a milling process. Durum wheat is used primarily for pasta. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes which affect the quality and other characteristics of the semolina. We select and blend different durum wheat varieties in order to meet customer semolina specifications.

        Our ability to produce high-quality pasta generally begins with purchasing durum wheat directly from elevators, grower-owned cooperatives, and the Canadian Wheat Board among other sources. This purchasing method ensures that the extracted semolina meets our specifications. We have several sources for durum wheat and are not dependent on any one supplier or sourcing area. As a result, we believe that we have adequate sources of supply for durum wheat. We occasionally buy and sell semolina to balance our milling and production requirements.

        Durum wheat is a cash crop whose market price fluctuates. To a certain extent, we manage our durum wheat cost risk through advance purchase contracts for durum wheat that are generally less than six months in duration and cost pass-through mechanisms and other arrangements with our customers. We seek to manage the balance of such risk through continued improvement in our efficiencies and pricing of our products. Competitive pressures may limit our ability to pass-through these costs.

        Durum wheat is shipped by rail to our production facilities in Missouri and South Carolina under annually negotiated contracts or market tariff rates. We purchase durum wheat and have it converted to semolina and semolina/flour blends for our Tolleson, Arizona facility from an adjacent milling facility owned by Bay State Milling Company ("Bay State") under the terms of a long-term supply agreement. The agreement is for an initial 10-year term with renewal provisions thereafter. In the event of ownership changes or sustained under-performance, we have contractual rights to purchase the mill at a book value established at the start of the supply agreement less future depreciation. We are obligated to purchase 80% of our annual Tolleson requirements for semolina from Bay State with an annual minimum of 50 million pounds. Pricing for these purchases is based on the cost of raw materials plus a conversion fee. We have satisfied our minimum requirements and paid Bay State approximately $21.2 million in fiscal year 2008, $13.8 million in fiscal year 2007 and $9.8 million in fiscal year 2006.

        In Italy, we purchase our semolina requirements from Italian mills to meet our specific quality and customer needs.

        We generate and sell by-products from our milling operations in the form of flour and mill feed. These products compete in the marketplace with alternative products for feed usage and, therefore, fluctuate in price accordingly. We manage our by-product sales price risk through a variety of pass-through mechanisms and with forward sales contracts.

        We purchase our packaging supplies, including poly-cellophane, paperboard cartons, boxes and totes from third parties. We believe we have adequate sources of packaging supplies. In addition, we rely on supply chain logistics and operations planning to optimize finished goods inventory, minimize the risk of obsolescence for finished goods and raw materials, maximize customer service, and achieve efficient factory utilization.

Trademarks

        We hold a number of federally registered and common law trademarks, primarily related to our brands, which we consider to be of value and importance to our business. We have also registered other trademarks.

Dependence on Major Customers

        Historically, a limited number of customers have accounted for a substantial portion of our revenues. During the fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006, sales to Walmart accounted for approximately 22%, 23% and 22%, respectively, of our total revenue. During the fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006, sales to Sysco accounted for approximately 9%, 9% and 11%, respectively, of our total revenue. We expect to continue to rely on a limited number of major customers for a substantial portion of our revenue.

        We generally do not have long-term supply contracts with our customers, including Sysco and Walmart. Accordingly, we are dependent upon our customers to sell our products and to assist us in promoting market acceptance of, and creating demand for, our products. An adverse change in our relationships with or the financial viability of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Competition

        We operate in a highly competitive environment against numerous well-established national, regional and foreign companies, and many smaller companies. We compete in the procurement of raw materials, the development of new products and product lines, the improvement and expansion of previously introduced products and product lines and the production, marketing and distribution of these products. Some of these companies with which we compete have longer operating histories, significantly greater brand recognition, or more financial or other resources. Our products compete with a broad range of food products, both in the retail and institutional customer markets. Competition in these markets generally is based on achieving advantages relating to distribution, product quality, pricing, packaging, advertising, promotion, customer service, and logistics capabilities.

        Our direct competitors include Barilla (a large multi-national Italian-owned diversified food company), New World Pasta Company owned by Ebro Puleva (Spain's leading food processor), Dakota Growers Pasta Company, Philadelphia Macaroni Co. Inc. and A. Zerega's Sons, Inc., and foreign companies such as Italian pasta producer DeCecco. For sales in Europe and other international markets, our Italian plant competes with Barilla and numerous Italian pasta producers.

Pasta Markets

        Although we have international sales, our revenues from sales in North America amounted to 92%, 93% and 95% of our revenues in fiscal years 2008, 2007 and 2006, respectively.

        North American retail pasta (in all its forms; which includes such categories as refrigerated pasta, frozen meals with pasta, soup with pasta, and stove top meals with pasta) consumption was estimated to have been approximately $6.4 billion in fiscal year 2008 (as measured by A.C. Nielsen, which data does not include Walmart). The pasta industry consists of two primary customer markets: (i) Retail, which includes grocery retailers, club stores, mass merchants, drug and discount stores that sell branded and private label pasta to consumers; and (ii) Institutional, which includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient.

         Customer Markets—Retail:    The U.S. Retail market includes traditional grocery retailers, club stores, mass merchants, drug and discount stores. We are the leading producer of retail dry pasta in the U.S. consisting of our brands and the private label businesses of our customers. Our primary competitors for retail pasta sales in the United States by volume are New World Pasta, Barilla and Dakota Growers Pasta Company, respectively. Our strategy is to provide our retail partners with a full portfolio of pasta products including regional brands, private label store brands, authentic Italian imported products, and specialty products all delivered within the highest quality standards and with exceptional customer service.

         Customer Markets—Institutional:    The Institutional market includes both food service distributors that supply restaurants, hotels, schools and hospitals, as well as food processors that use pasta as a food ingredient. Food service customers include businesses that sell products to restaurants, healthcare facilities, schools, hotels, industrial caterers, and multi-unit restaurant chains that procure directly. The food service market is highly fragmented and is served by numerous regional and local food distributors.

        The Institutional market also includes sales to food processors who use pasta as an ingredient in their food products such as frozen dinner entrees, side dishes, dry side dish mixes, canned soups, and single-serve meals. The consistency and quality of the color, starch release, texture, cooking consistency, and gluten and protein content of pasta produced for food processors is crucial to the success of their products. As a result, food processors have stringent specifications for these attributes.

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

        Our facilities are also subject to annual reporting requirements under the Emergency Planning and Community Right-to-Know Act and its implementing regulations. No permit is required, but we do submit reports to federal and/or state regulators, local emergency planning organizations, and the local fire department with jurisdiction over the facilities quantifying all hazardous materials stored on our property that meet or exceed threshold quantities. Costs associated with this annual reporting are minimal.

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

        We received the Customs Trade Partnership Against Terrorism ("C-TPAT") certification from the United States Customs and Border Protection ("CBP") division of the Department of Homeland Security. C-TPAT was developed by the CBP after the September 11, 2001 terrorist attacks as a way to identify low risk importers and facilitate the efficient release of goods, even under heightened security conditions. To become a participant of C-TPAT, our security measures were reviewed and certified by CBP. As part of the C-TPAT certification and review process, CBP is reviewing the implementation of our security measures. C-TPAT certification includes certain benefits to participants and may help reduce the risk of significant delays in the importation of our product.

        All imported pasta is subject to U.S. import regulations. Duties are assessed in accordance with the Harmonized Tariff Schedule of the United States.

Employees

        As of September 26, 2008, we employed 665 full-time persons worldwide of whom 178 were selling and administrative employees and 487 were manufacturing employees. Our 609 U.S. employees were not represented by any labor unions. We have 56 Italian employees, 17 of whom were represented by a labor union. We consider our employee relations to be excellent.

Pasta Industry Environment

        During fiscal year 2008, the dry pasta market continued to improve as consumer demand for pasta products increased slightly compared to fiscal year 2007. We believe this growth was driven by a shift in consumer demand from traditional semolina based pasta to more whole or multi-grain products such as whole wheat and whole grain pasta. We continue to focus our efforts on building market share in this growing part of the industry.

Restructuring and Rightsizing Program; Subsequent Company Developments

        In response to the pasta industry conditions, during the fourth quarter of fiscal year 2004, we idled full operations at our Kenosha, Wisconsin manufacturing facility, temporarily shut down production at two of our other domestic manufacturing facilities, and exited certain leased domestic distribution centers. As a result of these actions, during fiscal year 2004 we recorded $2.9 million of restructuring expenses primarily related to employee severance and termination benefits, lease costs, and supply agreement costs. In 2005, we recognized $0.6 million benefit related to the reversal of a previously established restructuring reserve due to the early reactivation of the Kenosha plant which was not contemplated at the time the restructuring reserve was established. The plant was permanently closed in April 2006 and was sold in August 2006.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K before investing in our common stock. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely effect our business, financial condition and operating results.

A change in our relationship with our major customers could adversely affect our revenues.

        Historically, a limited number of customers have accounted for a substantial portion of our revenues. If our relationship with one or more of our major customers changes or ends, our sales could suffer, which could have a material adverse effect on our business, financial condition and results of operations. We expect that we will continue to rely on a limited number of major customers for a substantial portion of our revenues in the future. During the 2008, 2007, and 2006 fiscal years, sales to Walmart accounted for approximately 22%, 23% and 22%, respectively. During the 2008, 2007, and 2006 fiscal years, sales to Sysco accounted for approximately 9%, 9% and 11%, respectively. Currently, we do not have long-term supply agreements with a substantial number of our customers, including Walmart and Sysco. Our exclusive arrangement with Sysco expired on December 31, 2006. There is no guarantee that the Sysco volumes and revenues will continue as they were under the contract.

Fluctuations in the cost of raw materials, energy, packaging materials or other items could adversely affect us.

        The principal raw material in our products is durum wheat. We generally procure durum from North Dakota, Montana, and Canada for our Missouri and South Carolina plants, and we generally procure durum from the southwest section of the U.S for our Arizona plant. The cost of durum wheat represents a substantial portion of our total cost of goods sold and changes in the supply of durum wheat could have a material adverse effect on our operating profit and margins. As durum wheat is used almost exclusively in pasta production and is a narrowly traded, cash-only commodity crop, we have limited means to protect ourselves from price fluctuations. Durum prices have been volatile and may continue to be volatile in the future.

        The supply and price of durum wheat in North America and on a global scale is subject to market conditions and is influenced by several factors beyond our control, including:

  •
  general economic conditions;

  •
  global supply and demand (including acres planted and harvest quality);

  •
  natural disasters, insects, plant diseases, and weather conditions;

  •
  competition;

  •
  trade relations;

  •
  governmental programs and regulations;

  •
  natural gas costs; and

  •
  transportation and fuel cost.

        We rely on the supply of flexible film, folding cartons and other packaging materials, which represent a significant portion of our cost of goods sold, that fluctuate in price due to market conditions beyond our control.

        We rely on rail carriers for transportation of durum wheat to our milling facilities, and ocean and truck freight for movement of our finished goods. Fuel costs, which have been and may continue to be volatile, effect our transportation costs for raw materials and finished goods.

        Fluctuations in the cost of raw materials (including durum wheat ingredients and egg products), energy (including transportation costs), packaging materials, or other items could have a material adverse effect on our operating profit and margins. Historically, changes in sale prices of our pasta products have lagged changes in our materials costs. Furthermore, if the cost of raw materials, energy, packaging materials or other items increase, competitive pressures may limit our ability to raise prices or affect the timing or magnitude of such price increases. Conversely, if the cost of raw materials, energy, packaging materials or other items decrease, competitive pressures may cause us to lower prices before we have fully utilized higher priced inventory or the magnitude of price decreases may exceed the magnitude of the corresponding decrease in raw materials, energy, packaging materials or other costs. Accordingly, fluctuations in the cost or supply of raw materials, energy, packaging materials or other items may have a material adverse impact on our results of operations and cash flows.

If our customers curtail their operations, our financial performance may be adversely affected.

        Due to the highly competitive environment currently existing in the food retailing and foodservice industries, some of our retail and foodservice customers have experienced economic difficulty. In addition, the food retailing industry has experienced consolidation. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. If a material number of our customers, or any one large customer, closed a significant number of stores, filed for bankruptcy protection, or consolidated operations with another company, these actions could have a material adverse impact on our business, financial condition, and results of operations.

A decline in demand for dry pasta could adversely affect our financial performance.

        We focus primarily on producing and selling dry pasta. We expect to continue this primary focus. Because of our product concentration, any decline in consumer demand or preference for dry pasta or any other factor that adversely affects the pasta market could have a material adverse effect on our business, financial condition and results of operations. During the latter half of fiscal year 2004 and continuing in fiscal year 2005, we experienced a significant decline in demand for dry pasta products caused primarily by diet driven changes to consumer preference, which adversely affected our profitability. If demand were to materially decline again, we could experience a material adverse impact on our business, financial condition and results of operations.

If aggregate production capacity in the U.S. pasta industry increases or is under-utilized, we may have to adopt a more aggressive pricing strategy, which could adversely affect our results of operations.

        Our competitive environment is affected by the relationship between aggregate industry production capacity and aggregate market demand for pasta products. Production capacity above market demand can have a material adverse effect on our business, financial condition and results of operations.

If we are not able to compete effectively with established domestic and foreign producers of pasta products, our financial performance may be adversely affected.

        The markets in which we operate are highly competitive. We compete against numerous well-established national, regional, local and foreign companies in every aspect of our business. Some of our competitors may have longer operating histories, greater brand recognition, or more financial or other resources than we do. Our customers may not continue to buy our products and we may not be able to compete effectively with these competitors.

If we are unable to manage our production and inventory levels, our ability to operate cost-effectively and to maintain high customer service standards may be adversely affected.

        Unanticipated fluctuations in demand make it difficult to manage production schedules, plant operations and inventories. Also, customer inventory management systems that are intended to reduce a retailer's inventory investment increase pressure on suppliers like us to fill orders promptly and thereby shift a portion of the retailer's inventory management cost to the supplier. If we overestimate the demand, the result will be the production of excess inventory which could result in markdowns and increased inventory carrying costs. If we underestimate the demand for our products, our customer service standards may suffer as we may be unable to provide adequate supplies of pasta products to retailers in a timely fashion, which may result in loss of sales and/or customers.

Our need for substantial capital and our level of indebtedness may restrict our operating and financial flexibility and could adversely affect our business, financial condition or operating results.

        Our business has required and will continue to require substantial capital investment. A portion of this investment has been financed through third-party lenders. The amount of debt we carry and the terms of our indebtedness could adversely affect us in several ways, including:

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

        In the event that we fail to comply with the covenants in our current credit facility, or any future loan agreements, there could be an event of default under the applicable instrument. As a result, all amounts outstanding under our current or any future debt instruments may become immediately due and payable. We have used, and may in the future use, interest rate protection agreements covering our variable rate debt to limit our exposure to variable rates. However, we may not be able to enter into such agreements or such agreements may adversely affect our financial performance. If interest rates were to increase significantly or if we are unable to generate sufficient cash flow from operations in the future, we may not be able to service our debt and may have to refinance all or a portion of our debt, structure our debt differently, obtain additional financing or sell assets to repay such debt. We may not be able to secure such refinancing, additional financing or asset sales on favorable terms or at all.

If existing anti-dumping measures imposed against certain foreign imports terminate, we will face increased competition from foreign companies and our profit margins or market share could be adversely affected.

        Anti-dumping and countervailing duties on certain Italian and Turkish imports imposed by the United States Department of Commerce ("DOC") in 1996 enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. In September 2007, the U.S. International Trade Commission ("ITC") extended the anti-dumping and countervailing duty orders for an additional five years, through 2011. If the anti-dumping and countervailing duty orders are repealed or foreign producers sell competing products in the United States at prices lower than ours or enter the U.S. market by establishing production facilities in the United States, the result would further increase competition in the U.S. pasta market and could have a material adverse effect on our business, financial condition and results of operations.

A write-off or write down of our intangible and other long lived assets could adversely affect our results of operations.

        Our total assets include substantial intangible assets. These intangible assets, resulting primarily from our acquisitions of the Mueller's, Golden Grain/Mission, and seven other pasta brands acquired from Borden Foods, represent the value of our brands. We review our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A determination that all or a portion of our intangible assets are not recoverable, although a non-cash charge to operations, could have a material adverse effect on our results of operations and total capitalization. In fiscal year 2005, we recorded brand impairment expenses of $88.6 million. In fiscal year 2006, we recorded additional brand impairment of $1.0 million and sold brands resulting in a net intangible write-off of approximately $4.7 million. In fiscal year 2008 we recognized additional brand impairments of $3.7 million. The balance of our brands, excluding amortizable intangible brand assets of $1.2 million, at September 26, 2008 was $78.6 million.

        Our total assets also reflect substantial long lived fixed assets for property, plant and equipment. We review long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. A determination requiring write off of a significant portion of fixed assets, although a non-cash charge to operations, would have a material adverse effect on our results of operations and total capitalization. At September 26, 2008, long lived fixed assets, including amortizable intangible brand assets of $1.2 million, totaled $304.7 million.

Because we produce food products, we may be subject to product liability claims and have costs related to product recalls.

        We may need to recall some of our products if they become adulterated, infested, misbranded or mislabeled. We may also be subject to claims or lawsuits if the consumption of any of our products causes injury. A widespread product recall or a significant product liability judgment against us could cause products to be unavailable for a period of time and result in a loss of consumer confidence in our food products and could have a material adverse effect on our business. We carry insurance against most of these matters; however, our insurance coverage may not be adequate. The cost of commercially available insurance has increased significantly and such insurance may not be available in the future at prices that we can afford. In addition, because we often indemnify our customers for costs related to product recalls, we could be subject to additional expenses that may not be covered by insurance and could have a material adverse impact on business, results of operations, and financial condition.

The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

        Our operations and prospects depend in large part on the performance of our senior management team. We may not be able to find qualified replacements for any of these individuals if their services were no longer available. We do not currently maintain key person life insurance on any member of our senior management team. Except for Mr. John P. Kelly, our President and Chief Executive Officer, we do not provide employment agreements to our executive officers.

If our competitors develop or acquire advanced technology, our financial performance may be adversely affected.

        If other pasta producers acquire equipment similar to our equipment or more advanced equipment that provides greater efficiencies, what we believe to be our current competitive advantage might be diminished or eliminated, potentially causing pressure on profit margins or reducing our market share. Erosion of this advantage could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in transportation of raw materials or finished products or increases in transportation costs could adversely affect our financial results.

        Durum wheat is shipped by rail to our production facilities in Missouri and South Carolina under annually negotiated contracts or market tariff rates. We also ship semolina, milled and processed at the Missouri facility, to our South Carolina facility. There is no assurance that the transportation costs will remain the same under these contracts as rail carriers have experienced recent fuel cost inflation which they are passing on to their customers. An extended interruption in our ability to ship durum wheat by railroad to the Missouri or South Carolina plants, or semolina to our South Carolina facility, could cause us to incur significantly higher costs and longer lead times associated with the distribution of our pasta to our customers. If we are unable to provide adequate supplies of pasta products to our customers in a timely fashion due to such delays, we may subsequently lose sales. This could have a material adverse effect on our business, financial condition and results of operations. In addition, the inflationary pressure of higher fuel costs and continued increases in transportation costs of our finished products, could have a material adverse effect on our business, financial condition and results of operations.

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

        Our brands are important to our success and our competitive position. Our actions to establish and protect our brands and other proprietary rights may be inadequate to prevent imitation of our products by others. Moreover, we may face claims by third parties that we violate their intellectual property rights. Any litigation or claims against us, whether or not successful, could result in substantial cost, divert management's time and attention from our core business, significantly harm our reputation, our business and results of operations.

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

        As a result of our voluntary disclosure to the DOC of incorrect data previously reported by us in connection with the DOC anti-dumping proceeding regarding pasta imported from Italy through our Italian subsidiary, Pasta Lensi, S.r.l., the DOC has initiated a change circumstances review of Pasta Lensi and has reinstated Pasta Lensi in the existing antidumping order at a 45.6% cash deposit rate, thereby requiring us to deposit this percentage of the value of subject imports with the government. The preliminary determination applies, on a prospective basis, to all imports of subject products from and after February 22, 2008. A cash deposit rate of 45.6% would have a significant adverse impact to our working capital position. We have appealed this determination. Additional information is provided in this Annual Report on Form 10-K under the heading "Legal Proceedings—Department of Commerce Matter."

        Under environmental laws, we are exposed to liability primarily as an owner and operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly and we may become subject to more stringent environmental laws and regulations in the future that may be retroactively applied to earlier events. In addition, compliance with more stringent environmental laws and regulations could involve significant capital investments. Additional information is provided in this Annual Report on Form 10-K under the heading "Business—Governmental Regulation; Environmental Matters."

Our indemnification obligations and limitations of our director and officer liability insurance could have a material adverse effect on our business, results of operations and financial condition.

        Several of our former officers and a former director were the subject of legal actions related to our past accounting issues. These legal actions remain unresolved. Under Delaware law, our articles and bylaws, and certain indemnification agreements, we may have an obligation to indemnify our current and former directors and officers in relation to these matters. Some of these indemnification obligations may be covered by certain insurers under applicable directors' and officers' liability policies. Our applicable directors' and officers' liability policies for the policy year during which these matters arose has been depleted with the final court approval of the federal securities class action lawsuit and the pending settlement of the derivative cases, thereby leaving certain additional indemnity obligations as uninsured. If we incur significant uninsured indemnity obligations, these obligations could have a material adverse effect on our business, results of operations and financial condition.

If we fail to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner.

        As required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), management has conducted an assessment of our internal control over financial reporting. Management has identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of September 26, 2008. A description of the material weakness is included under the heading "Controls and Procedures" in this Annual Report on Form 10-K.

        We have developed and are implementing specific measures to remedy the identified material weakness and other deficiencies that existed at the end of fiscal year 2008. There can be no assurance as to when the remediation plan will be fully implemented. Until our remediation efforts are completed, management will continue to devote significant time and attention to these efforts. There will also continue to be an increased risk that our future financial statements could contain errors that will be undetected.

Reputational risks and other risks relating to negative publicity.

        We may be subject to negative publicity resulting from our past accounting issues and related investigations, settlement of litigation, and guilty pleas of our former officers in connection with our past accounting issues. While we believe our customers focus primarily on the quality of our products and service levels, this negative publicity could affect our relationship with our current customers and suppliers if they lose confidence in our ability to fulfill our commitments, and could affect our ability to develop relationships with potential customers and suppliers, which could have a material adverse effect on our business.

We are subject to a consent injunction and agreement which, if we violate, could require us to pay substantial fines or other penalties or otherwise have a material adverse effect on us.

        We are subject to a consent injunction with the Securities and Exchange Commission ("SEC") and a settlement agreement with the United States Attorney's Office for the Western District of Missouri on behalf of the Department of Justice ("DOJ"), violation of either of which could have a material adverse effect on us. In the fourth quarter of fiscal year 2008, the SEC and the DOJ announced the completion of their investigation of us and resolution of outstanding investigative matters. Under the terms of a settlement with the SEC, we agreed to a consent injunction requiring future compliance with federal securities laws. Under an agreement with the DOJ, we agreed to continue to cooperate with the DOJ. To the extent we fail to comply with either agreement, we could be subject to additional sanctions or fines, which could have a material adverse effect on our business, results of operations and financial condition.

        A more detailed description of this matter is included under the heading "Legal Proceedings" in this Annual Report on Form 10-K.

Pending legal actions claims could have a material adverse effect on us.

        We have been subject to a number of legal actions related to our restatement, all of which have been settled. While these matters have been settled in principle, the settlement remains subject to final court approval. As a result of these actions and the related settlements, our directors' and officers' liability policies for the applicable policy year have been depleted. Therefore, any additional claims, as well as defense of pending claims against former officers and directors, could have a material adverse effect on our business, results of operations and cash flows. We are unable at this time to estimate our potential liability in such matters. The defense of these lawsuits may consume substantial time, and they may divert management's attention and resources from our ordinary business operations. More information regarding these lawsuits is included under the heading "Legal Proceedings" in this Annual Report on Form 10-K.

We could face adverse consequences as a result of our late SEC filings.

        During August 2008, we became current in our SEC reporting obligations. However, we will not be eligible to use a "short form" registration statement on Form S-3 until we have been current in our periodic reporting obligations for twelve months, which could adversely affect the timing and increase the cost of raising capital through the issuance and sale of equity.

Our ability to pay dividends to shareholders is restricted by factors including contractual provisions and our financial performance.

        We have not paid dividends since June 2005 and do not anticipate we will pay dividends in the foreseeable future. We anticipate that future free cash flow will be used principally to fund interest expense and repayment of debt. Payment of dividends is restricted by provisions in our credit facility.

A significant percent of our outstanding voting stock is held by a concentrated number of investors.

        A majority of our outstanding voting stock is held by a limited number of investors. As a result, the decision of relatively small number of shareholders could have a substantial impact on the trading price of our stock. Continued concentrated ownership could result in fewer shares being available to be traded in the market, resulting in reduced liquidity. In addition, a decision by one or more large investor to liquidate its holdings could adversely affect the trading price of our stock. So long as a majority of our shares are held by a small number of investors, it is easier for any one shareholder to join with other shareholders to attempt to effect control of our company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

         Production Facilities:    As of September 26, 2008, we owned pasta production plants located in Excelsior Springs, Missouri, Columbia, South Carolina, Tolleson, Arizona, and Verolanuova, Italy. Our U.S. facilities are strategically located to support North American distribution of our products and benefit from the rail and interstate highway infrastructure near each facility. As of September 26, 2008, our facilities had combined annual production capacity of approximately 940 million pounds of pasta. In addition, we occasionally purchase pasta products from other manufacturers for resale.

         Distribution Centers:    We own the distribution centers adjoining our Missouri, South Carolina, and Arizona plants. In addition, as of September 26, 2008, we leased space in public warehouses in New Jersey, Missouri and Arizona.

        The warehousing operations at each of our distribution centers in Missouri, South Carolina and Arizona, including our leased facility in Missouri, are outsourced under a long-term agreement with OHL. OHL specializes in warehouse and logistics management services. In addition, OHL provides traffic and freight management services to us under a long term contract, thereby effectively providing for the shipment of our finished products from our domestic facilities.

        Our credit facility, executed on March 13, 2006 and last amended December 27, 2007, grants a collateral interest to our lenders in substantially all of our tangible and intangible domestic assets.

ITEM 3.    LEGAL PROCEEDINGS

Federal Securities, Shareholder Derivative Litigation

        Beginning in August, 2005, a number of substantially similar class action lawsuits were filed and consolidated into a single action in the United States District Court for the Western District of Missouri styled In re American Italian Pasta Company Securities Litigation (Case No. 05-CV-0725-W-ODS). The consolidated amended complaint named us as a defendant and certain of our former and current officers and directors, and our former independent registered public accounting firm, Ernst & Young LLP. It generally alleged that the defendants made public statements concerning our financial results that were false and misleading. The plaintiffs sought unspecified monetary damages for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and alleged violations of Section 20(a) of the Securities Exchange Act of 1934. The consolidated amended complaint also asserted purported shareholder derivative claims against various of our current and former officers and directors for breaches of their fiduciary duties and unjust enrichment, against certain of our former officers for violation of the Sarbanes-Oxley Act, and against Ernst & Young LLP for professional negligence, accounting malpractice, and aiding and abetting breaches of fiduciary duty. These allegations generally related to our accounting practices and financial reporting, as well as claimed improper insider trading and the claimed improper award of bonuses to certain of our officers and directors. The court subsequently dismissed the derivative claims. The case was certified as a class action on behalf of all purchasers of our common stock on or after January 23, 2002, and who held shares on August 9, 2005.

        By a stipulation of settlement with us and our named former and current officers and directors ("settling defendants"), executed on October 26, 2007 and filed with the Court on October 29, 2007, lead counsel for plaintiffs and settling defendants agreed to settle the consolidated action. On February 12, 2008, the Court gave final approval to the settlement. The settlement of the federal securities class action lawsuit was for $25.0 million, comprised of $11.0 million in cash, to be provided by our insurers, and $14.0 million in our common shares. Under the terms of the settlement, on March 27, 2008, class counsel received 527,903 common shares in satisfaction of the Court approved fee award. On September 12, 2008, the settlement administrator received 903,078 common shares for distribution to the class, thereby satisfying our obligations under the stipulation of settlement.

        In November 2005, a shareholder derivative action styled Haag v. Webster, et al. (Case No. 05-CV-33137) was filed in the Circuit Court of Jackson County, Missouri. The petition names as defendants certain of our former officers and directors and our former independent registered public accounting firm, Ernst & Young LLP. We are named as a nominal defendant. The petition alleges that the defendants are liable to us for breaches of fiduciary duties and aiding and abetting such breaches, corporate waste, gross mismanagement, unjust enrichment, and abuse of control based upon our accounting practices and financial reporting; that certain former and current officers and directors are liable for breaches of fiduciary duties for insider selling and misappropriation of information; and that Ernst & Young LLP is liable for professional negligence and accounting malpractice, aiding and abetting breaches of fiduciary duty, and breach of contract. The petition seeks equitable relief and unspecified compensatory and punitive damages. On March 13, 2008, a settlement in principle was reached with plaintiff, subject to Court approval. The settlement requires us to adopt certain governance reforms and pay $1.5 million in attorney's fees and costs to counsel for the plaintiff, which payment will be made under our insurance policies. On December 5, 2008, the Court granted final approval of the settlement.

        On September 6, 2006, an action styled Chaiet v. Allen, et al. (Case No. 06-744-CV-W-DW) was filed in the United States District Court for the Western District of Missouri. The complaint asserts claims against certain of our former and current officers and directors for breaches of their fiduciary duties relating to our accounting practices and financial reporting. Plaintiff also asserts claims on behalf of a putative class against our current directors for failing to schedule or hold an annual meeting for fiscal year 2006. We are named as a nominal defendant. The complaint seeks unspecified monetary damages on our behalf and an order requiring that an annual meeting be scheduled and held. The defendants have moved to dismiss this lawsuit as well. On February 12, 2007, the court stayed all future proceedings in the matter until forty-five days after we issue restated financial results, and required us to provide monthly reports regarding the status of our restatement process. On March 13, 2008, we reached an agreement, in principle, subject to court approval, to settle this action on a consolidated basis with the Haag action. On August 25, 2008 the Court granted preliminary approval of the settlement. Based on the final approval of the Haag action, we anticipate the Court will dismiss this action.

        On March 7, 2007, a suit styled Zaleon v. American Italian Pasta Company (C.A. No. 2775-N) was filed in the Delaware Chancery Court against us alleging that no annual meeting of shareholders had been held since February 7, 2005, and requesting that we be compelled to convene an annual meeting. Proceedings in that matter are currently stayed by agreement of the parties. The settlement of the other two derivative actions resolves this action.

SEC and DOJ Investigations

        Beginning in July 2005, we have been in communication with the staff of the Enforcement Division of the SEC about the matters under investigation by our Audit Committee. In late July 2005, the SEC staff issued a voluntary request to us for a wide range of documents relating to, among other things, our accounting practices, financial reporting and other public disclosures, 2004 restructuring program, internal control weaknesses identified in our prior SEC filings, and compensation and benefits information for certain persons employed by or associated with us during the time period under investigation by the Audit Committee.

        On January 31, 2006, as part of a formal, non-public investigation, the SEC staff issued a subpoena to us, expressly incorporating its earlier document requests and requesting additional documents and information concerning, among other things, actual or potential errors in our financial statements, budgeting process, communications with investors, and compensation for and securities transactions by certain persons employed by or associated with us during the time period under investigation by the Audit Committee. Subsequently, the SEC staff issued additional subpoenas to us, seeking additional documents, testimony, and information concerning, among other things, trade promotions, plant and equipment depreciation, anti-dumping, brand purchase accounting, plant and asset capitalization, and revenue recognition. Representatives of the U.S. Attorney's Office for the Western District of Missouri on behalf of the Department of Justice ("DOJ") coordinated with the SEC staff on these investigations.

        On September 15, 2008, the SEC and DOJ announced the resolution of their investigations. Under the terms of settlement with the SEC, we agreed to a consent injunction requiring future compliance with federal securities laws. Under an agreement with the DOJ, we agreed to acknowledge responsibility for the conduct of certain former officers and former employees, to continue to cooperate with the DOJ, and to pay a monetary penalty of $7.5 million. The settlement was recorded in the fourth quarter of fiscal year 2008.

Department of Commerce Matter

        In 1996, an investigation by the International Trade Administration of the Department of Commerce ("DOC") revealed that Italian and Turkish producers were engaging in unfair trade practices by selling pasta at less than fair value in the U.S. markets and benefiting from subsidies from their respective governments. The International Trade Commission ("ITC") subsequently determined that the unfair trade practices caused or would cause material injury to U.S. manufacturers. As a result, the ITC imposed anti-dumping duties (the "AD Order") and countervailing duties (the "CV Order") on certain imported pasta from Italy and Turkey (collectively, the "AD/CV Orders"). In 2001, the AD/CV Orders were extended five years through 2006. In September 2007, the ITC extended the AD/CV Orders for another five years through 2011. Under the AD/CV Orders, U.S. importers of certain pasta from Italian and Turkish producers are assessed anti-dumping and countervailing duties at rates determined by the DOC for the relevant foreign producer. Each foreign producer may undergo an annual administrative review which may result in an increase or decrease of the producer's rate.

        During our ongoing analysis of financial matters, we reviewed transactions reported to the DOC for the period July 1, 2002 through June 30, 2003 in the anti-dumping proceeding on pasta imported from Italy. Based on the data reported by us and our Italian subsidiary, Pasta Lensi, S.r.l., the DOC revoked the AD Order with respect to Pasta Lensi. During the investigation, information came to our attention that certain data reported to the DOC was incorrect and as a result, Pasta Lensi may not have been eligible for revocation of the AD Order. We disclosed the issue to the DOC and simultaneously, we provided this information to the DOJ, which requested further information on this matter. As a result of our disclosure to the DOC, it published notice on February 22, 2008 in the Federal Register of its preliminary determination to reinstate Pasta Lensi in the existing anti-dumping duty order at a cash deposit rate of 45.6% thereby requiring us to deposit this percentage of the value of the subject imports with the government. The preliminary determination applies, on a prospective basis, to all imports of subject products from and after February 22, 2008. A cash deposit rate of 45.6% would have a significant adverse impact to our working capital position. We have appealed this determination. We have substantially mitigated the impact of this order by changing our ingredient to organic semolina in March 2008, thereby manufacturing products for import into the U.S. that are exempt from the anti-dumping duty order. Based on our review, we do not believe this order will have a material adverse effect on our financial condition.

Arbitration

        Until the April 2006 shutdown of our Kenosha, Wisconsin facility, we purchased semolina for that plant from Horizon Milling, LLC ("Horizon") under the terms of a long-term supply agreement. In August of 2006, we advised Horizon that the economic and business circumstances had changed since commencement of the supply agreement, that we were invoking the material adverse effect provisions of the supply agreement and that we had sold the facility. Pursuant to an arbitration ruling, we are obligated to satisfy minimum purchase requirements for the purchase deficiencies for fiscal years 2006 and 2007 totaling $1.2 million and annual purchase deficiencies for fiscal years 2008 and 2009 totaling

$1.4 million. The annual purchase deficiencies are due at the conclusion of each respective fiscal year and payable in the first quarter of the following year. As a result, we recorded a $2.6 million expense in fiscal year 2006 related to the cancellation of the supply agreement.

        From time to time and in the ordinary course of our business, we are the subject of government investigations or audits and named as a defendant in legal proceedings related to various other issues, including worker's compensation claims, tort claims and contractual disputes.

        Some of the matters described above are ongoing and their ultimate resolution may impact our financial results for the period in which they are resolved, and may have a material adverse effect upon our business or consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of our stockholders during the fourth quarter of fiscal year 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A Convertible Common Stock, par value $0.001 per share (the "common stock") was quoted on the Pink Sheets, an electronic quotation service for securities traded over-the-counter, under the symbol "AITP" or "AITP.PK". Effective on the opening of trading on November 14, 2008, our common stock was quoted on the NASDAQ Global Market under the symbol "AIPC".

        Our articles of incorporation allowed two classes of common stock, Class A Convertible voting, and Class B Convertible nonvoting, with certain initial investors permitted to convert back and forth between the classes. The conversion features were not exercised and no shares of Class B stock were issued.

        The range of the high and low prices per share of the common stock for fiscal year 2008 and 2007 was as follows:

	Year Ended September 26, 2008		Year Ended September 28, 2007
	High	Low	High	Low
First Quarter	$9.10	$6.55	$11.25	$7.06
Second Quarter	$7.00	$4.39	$11.02	$8.95
Third Quarter	$12.35	$5.45	$10.85	$9.60
Fourth Quarter	$15.90	$11.00	$10.00	$7.80

Holders

        As of December 1, 2008, there were approximately 2,000 shareholders of record of our common stock.

Dividends

        Our current credit facility contains limitations on the payment of dividends. We have not declared or paid dividends since June 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

        Additional information on our equity compensation plans is available in Item 12, under "Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters" in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        During the fourth quarter of fiscal 2008 we purchased 1,607 shares of our common stock, at an average price paid per share of $11.00 (all purchases were made during the four week period ending August 22, 2008), in connection with the withholding of taxes upon vesting of nonvested shares.

        On October 4, 2002, our Board of Directors authorized up to $20.0 million to implement a common stock repurchase plan. There were no purchases under the plan in fiscal year 2008, and we do not anticipate making any purchases under this plan in the foreseeable future. There is $7.9 million available under the common stock repurchase plan.

Stockholder Return Performance Graph

        The following graph compares the cumulative total stockholders' return on the common stock for the five fiscal years ended September 26, 2008 (October 3, 2003 to September 26, 2008) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on October 3, 2003 (the last day of fiscal year 2003) in our common stock, the Russell 2000® Index, and the peer group and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Italian Pasta Company. The Russell 2000 Index And A Peer Group

*$100 invested on 10/3/03 in stock & index, -including reinvestment of dividends.

	Russell 2000® Index(1)	Peer Group(2)	American Italian Pasta
October 3, 2003	100.00	100.00	100.00
October 1, 2004	115.45	121.89	69.93
September 30, 2005	133.35	142.11	29.07
September 29, 2006	146.58	151.60	21.21
September 28, 2007	164.67	162.29	22.45
September 26, 2008	146.03	159.71	43.35

(1)
The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe. It includes approximately 2000 of the smallest securities based on a combination of their market cap and current index membership. The Russell 2000 is constructed to provide a comprehensive and unbiased small-cap barometer and is completely reconstituted annually to ensure larger stocks do not distort the performance and characteristics of the true small-cap opportunity set. Information concerning the Russell 2000 Index is available on the Internet at www.russell.com.

(2)
The peer group, selected on the basis of similarity of their business to ours, includes the following companies: Flowers Foods Inc. (FLO); Hormel Foods Corp. (HRL); J & J Snack Foods Corp. (JJSF); McCormick & Company Inc. (MKC); Ralcorp Holdings Inc. (RAH); Smithfield Foods Inc. (SFD); and Treehouse Foods Inc. (THS).

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data for the fiscal years ended September 26, 2008, September 28, 2007, September 29, 2006, September 30, 2005 and October 1, 2004 (in thousands, except per share data).

	YEAR ENDED
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA:
Revenues(1)	$569,196	$398,122	$367,023	$364,159	$392,702
Cost of goods sold	446,891	308,819	284,777	300,151	320,851

Gross profit	122,305	89,303	82,246	64,008	71,851
Selling and marketing expense	27,727	21,503	22,871	20,342	27,155
General and administrative expense(2)	46,663	33,548	35,459	23,198	21,277
Litigation settlement(3)	—	—	—	14,000	—
Impairment charges to brands	3,654	—	998	88,550	132
Loss on disposition of brands(4)	—	—	4,708	—	—
(Gains) losses related to long-lived assets(5)	1,139	(109)	22,268	9,759	1,099
Provision for (recovery from) restructuring program(6)	—	—	—	(554)	2,868
Acquisition and plant start-up expenses(7)	—	—	—	—	240

Operating profit (loss)	43,122	34,361	(4,058)	(91,287)	19,080
Interest expense, net	26,240	29,421	29,509	16,234	10,990
Other (income) expense(8)	92	(245)	(913)	(3,544)	2,518

Income (loss) before income taxes(9)	16,790	5,185	(32,654)	(103,977)	5,572
Income tax provision (benefit)	(2,321)	(163)	(2,241)	(3,730)	1,513

Net income (loss)	$19,111	$5,348	$(30,413)	$(100,247)	$4,059

Net income (loss) per common share (basic)	$1.00	$0.29	$(1.65)	$(5.49)	$0.22

Net income (loss) per common share (assuming dilution)	$0.99	$0.28	$(1.65)	$(5.49)	$0.22

Cash dividend declared per common share	$—	$—	$—	$0.5625	$0.3750

Weighted-average common shares outstanding	19,118	18,673	18,386	18,247	18,043

Weighted-average common shares outstanding (including dilutive securities)	19,384	18,951	18,386	18,247	18,562

OTHER FINANCIAL DATA (AT END OF PERIOD):
Cash and cash equivalents	$38,623	$16,635	$22,805	$11,911	$2,712
Working capital	$72,350	$55,505	$54,285	$58,971	$56,106
Plant, property and equipment—net	$303,503	$316,109	$324,464	$360,740	$384,327
Brands	$79,769	$83,282	$82,772	$88,750	$178,736
Total assets	$553,024	$527,963	$531,969	$571,926	$688,311
Long term debt, less current maturities	$217,000	$240,000	$260,500	$276,006	$286,795
Stockholders' equity	$205,971	$171,918	$160,336	$186,026	$293,112
Total debt/total capitalization	54%	58%	62%	60%	50%
Depreciation and amortization expense(10)	$24,092	$23,409	$24,895	$25,132	$24,956
Amortization of deferred debt issuance cost(11)	$1,836	$1,265	$4,216	$2,051	$1,026

(1)
On October 28, 2000, the U.S. Government enacted the Continued Dumping and Subsidy Offset Act of 2000 (the "CDSOA") which provides that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce after October 1, 2000 will be distributed to affected domestic producers. Accordingly, revenues in fiscal years 2008, 2007, 2006, 2005 and 2004 include payments received from the Department of Commerce of $4.7 million, $3.0 million, $2.6 million, $1.0 million and $1.5 million, respectively, as our calculated share, based on tariffs liquidated by the government during these periods on Italian and Turkish imported pasta.

  Effective October 1, 2007, the CDSOA was repealed, resulting in the discontinuation of future distributions to affected domestic producers for duties assessed after such date. During the first quarter of fiscal year 2009, we received notice that the calculated share of our fiscal year 2009 payment related to duties assessed prior to October 1, 2007 will be approximately $0.8 million. It is not possible to reasonably estimate amounts, if any, to be received in fiscal years subsequent to 2009 on duties assessed prior to October 1, 2007.

(2)
Included in general and administrative expenses are professional fees related to the restatement of historical financial statements and pending legal matters that amounted to $17.5 million, $13.3 million, $16.1 million, and $2.5 million in fiscal years 2008, 2007, 2006, and 2005. Included in the fiscal year 2008 amount is the monetary penalty of $7.5 million to the U.S. Department of Justice.

(3)
Litigation settlement relates to our settlement of the federal securities class action lawsuit. The settlement was for $25 million, comprised of $11 million in cash, provided by our insurers, and $14 million satisfied through the issuance of 1.4 million shares of our common shares.

(4)
Loss on disposition of brands resulted from the sale of our Mrs. Leeper's and Eddie's Spaghetti brands during fiscal year 2006.

(5)
Losses related to long-lived assets include the loss on sale of our Kenosha plant in fiscal year 2006 and losses related to certain pasta manufacturing and packaging equipment that were disposed and excess equipment written down to fair market value, primarily in fiscal years 2005 and 2006. During fiscal year 2007 we recognized $0.1 million on the gain on the sale of certain excess equipment. The $1.1 million loss during fiscal year 2008 is due primarily to the write-off of fixed assets due to routine plant changes and asset upgrades.

(6)
Provision for (recovery from) restructuring expense for fiscal year 2004 includes employee severance and termination benefits, lease costs, supply agreement costs and other miscellaneous costs, as discussed further in Item 1 of this Annual Report on Form 10-K. In fiscal year 2005, we recognized $0.6 million benefit related to the reversal of a previously established restructuring reserve due to the early reactivation of the Kenosha plant which was not contemplated at the time the restructuring reserve was established.

(7)
Includes costs related to the termination of agreements related to the fiscal year 2003 acquisition of the Eddie's Spaghetti and Mrs. Leeper's brands.

(8)
For fiscal years prior to 2007, the amount primarily reflects foreign currency transaction gains/losses on certain forward exchange contracts and euro-denominated debt. We did not purchase similar derivative instruments during fiscal years 2007 or 2008.

(9)
SFAS 123R was adopted in fiscal year 2006. Share-based compensation expense, including expense related to nonvested share awards, totaled $3.2 million, $1.9 million, and $2.7 million in fiscal years 2008, 2007, and 2006, respectively. The impact on tax expense (benefit) was minimal as we have net operating loss and other carryforwards and the deferred income tax benefits related to this expense are offset by our valuation allowances.

(10)
Reflects aggregate depreciation and amortization expense of property, plant and equipment and other amortizable assets excluding deferred debt issuance costs (see note 11 below). Depreciation and amortization is included in our statement of operations under the captions cost of goods sold and general and administrative expense.

(11)
Reflects amortization of deferred debt issuance costs, which are included in our statement of operations under the caption interest expense. Fiscal year 2006 interest expense includes $1.3 million related to the write-off of the unamortized balance of deferred debt issuance costs as well as $1.3 million of amendment fees that were incurred prior to the refinancing of our credit facility in March 2006. The fiscal year 2008 amortization of deferred debt issuance costs includes $0.5 million paid for the December 2007 credit facility amendment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Financial Data," our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Cautionary Note Concerning Forward-Looking Information" and "Risk Factors" elsewhere in this report.

        The following table sets forth certain data from our consolidated statements of operations, expressed as a percentage of revenues, for each of the periods presented.

	Year Ended
	September 26, 2008	September 28, 2007	September 29, 2006
Revenues:
Retail	74.8%	76.5%	73.1%
Institutional	25.2	23.5	26.9

Total revenues	100.0	100.0	100.0
Cost of goods sold	78.5	77.6	77.6

Gross profit	21.5	22.4	22.4
Selling and marketing expense	4.9	5.4	6.2
General and administrative expense	8.2	8.4	9.7
Impairment charges to brands	0.6	—	0.2
Loss on disposition of brands	—	—	1.3
Loss related to long-lived assets	0.2	—	6.1

Operating profit (loss)	7.6	8.6	(1.1)
Interest expense, net	4.6	7.4	8.0
Other (income) expense	—	(0.1)	(0.2)

Income (loss) before income taxes	3.0	1.3	(8.9)
Income tax benefit	(0.4)	—	(0.6)

Net income (loss)	3.4%	1.3%	(8.3)%

Overview

        We began operations in 1988. We believe we are the largest producer and marketer of dry pasta in North America, by volume. We believe our vertically-integrated facilities and highly efficient production facilities focused primarily on specific market segments and our highly skilled workforce make us an efficient company and enable us to produce high-quality pasta at competitive costs. We believe that the combination of our low cost structure, our product strategy of offering branded, private label, imported and specialty products, our scalable production facilities and our key customer relationships create competitive advantages. We generate revenues in two customer markets: retail and institutional. Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchants, drug and discount stores) and encompasses sales of our branded, private label, imported and specialty products. These revenues represented 74.8%, 76.5% and 73.1% of our total revenue for the years ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively. Institutional market revenues include revenues from product sales to customers who use our pasta as an ingredient in food products or who resell our pasta in the foodservice (meals away from home) market. It also includes revenues from sales to government agencies and other customers that we periodically supply. The institutional market represented 25.2%, 23.5% and 26.9% of our total revenue for the years ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively.

        Average selling price for our products is largely determined by competitive market factors and product mix. In addition, average selling price for retail private label products may be affected by customer specific agreements related to raw materials, packaging, product manufacturing complexity and other service requirements. Generally, the average selling price for retail channels is higher than for institutional channels. Within the retail market, the average selling price for branded products is generally higher than for private label products. Within the institutional market, the average selling price for foodservice products is generally higher than for ingredient products.

        Revenues are reported net of cash discounts, product returns, and promotional and slotting allowances. We have arrangements with several institutional customers that provide for the "pass-through" of direct material cost and certain other cost changes as pricing adjustments. These pass-through arrangements also require us to pass on the benefits of any price decreases in raw material costs. Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including depreciation) and distribution (including transportation) costs, offset by by-product sales. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. Beginning in 2006, durum prices have increased substantially and durum prices have been volatile. To a certain extent, we manage our durum wheat cost risk through advance purchase contracts for durum wheat that are generally less than six months in duration and cost pass-through mechanisms and other arrangements with our customers. For our non pass-through customers, we seek price increases to cover our costs. We seek to achieve low-cost production through vertical integration and investment in the most current pasta-making assets and technologies. The manufacturing and distribution related capital assets that have been or will be acquired to support this strategy are depreciated over their respective economic lives. Such depreciation expense is a component of inventory cost and cost of goods sold.

        Fiscal years 2008, 2007, and 2006 were all 52-week years.

Critical Accounting Policies

        Our results of operations and financial condition, as reflected in our consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in Note 2 to our consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments. We consider our accounting policies related to indefinite-lived intangible assets, long-lived assets, share-based compensation, allowance for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory, reserve for obsolete and impairment of spare parts, promotional allowances, and income taxes to be our critical accounting policies. Our management bases its estimates and judgments on relevant facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies are described below.

         Indefinite-lived Intangible Assets:    We assess indefinite-lived intangible assets, which are not subject to amortization, each year for impairment. We completed our annual review of fiscal year 2006 based on the 2007 fiscal year business plan and our forecast available in the fourth quarter of fiscal year 2006. We recorded impairment charges of $1.0 million in the fourth quarter of fiscal year 2006. We completed our annual review of fiscal year 2007 based on the 2008 fiscal year business plan and our forecast available in the fourth quarter of fiscal year 2007. Based on the review, no impairment charges were recorded in fiscal year 2007. We performed our fiscal year 2008 annual review of our brands based on the fiscal year 2009 business plan and forecasts, which resulted in a brand impairment of $3.7 million. Future events could cause our management to conclude that the carrying value of one or more of our brands is not recoverable and that the value of intangible assets is further impaired. The balance of our brands, excluding amortizable intangible brand assets of $1.2 million, at September 26, 2008 was $78.6 million

         Long-Lived Assets:    We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. During fiscal year 2006, we closed the Kenosha plant. The Kenosha plant and remaining assets were sold in fiscal year 2006 and a pre-tax loss of $15.6 million was recorded in fiscal year 2006 related to the impairment and sale. At September 26, 2008, long-lived assets, including amortizable intangible brand assets of $1.2 million, totaled $304.7 million.

         Share-Based Compensation:    The fair value of stock options and stock appreciation rights classified as equity is measured based on the grant date fair value of the award. We recognize the fair value on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options and stock appreciation rights. Key assumptions of the Black-Scholes option pricing model include the expected life of stock options, the expected volatility, the expected term of the grants, and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. While we do not believe share-based compensation would have been materially impacted by the variability in the range of reasonable assumptions we could have applied to value option awards, it is possible that share-based compensation could be materially impacted by the application of alternate assumptions in future periods. Also, we record share-based compensation expense for nonvested stock awards, stock options, and stock appreciation rights net of estimated forfeitures. Our forfeiture rate assumption used in determining share-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from those estimates, which could have a material impact on compensation expense.

         Allowance for Doubtful Accounts:    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g. bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due and our historical experience. Our allowance balance was $2.3 million as of September 26, 2008.

         Reserve for Slow-Moving, Damaged and Discontinued Inventory:    We carry our finished goods inventory at standard costs, adjusted for capitalized variances, determined on a first-in, first-out (FIFO) basis. At the end of each period, we review our inventory to ensure that the items are carried at lower of cost or market value. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to the recoverable amount. Our reserve balance was $0.7 million as of September 26, 2008.

         Reserve for Obsolete and Impaired Spare Parts:    We carry our spare parts inventory as a component of property, plant and equipment. Spare parts are valued at the lower of average cost or net realizable value and are not depreciated, but are expensed when placed in service. We periodically review our spare parts for excess and obsolete items and establish reserves to reduce such items to their recoverable amounts. Our reserve balance was $1.0 million as of September 26, 2008.

         Promotional Allowance:    Promotional allowances related to our sales are recorded at the time revenue is recognized. Such allowances, where applicable, are estimated based on anticipated volume and promotional spending with specific customers. We periodically review our estimate for promotional allowances and adjust accruals to reflect our estimate of the future liability.

         Income Taxes:    We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. Tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Although we believe that our accruals for tax liabilities, including uncertain tax positions, are reasonable and adequate, tax regulations are subject to interpretation and the tax review and resolution process is inherently uncertain; therefore, our assessment can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent the probable tax outcome of these matters changes, such changes in estimates may have a material impact on the income tax provision and on our consolidated statements of operations in the period in which such determination is made.

        We must also make judgments regarding the realizability of deferred tax assets and tax liabilities. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense which may have a material impact on our consolidated statements of operations in the period of the change in assumptions of estimates.

        In accordance with criteria established by SFAS No. 109, "Accounting for Income Taxes", the valuation allowance against deferred tax assets as of September 26, 2008 and September 28, 2007 was $37.1 million and $49.8 million, respectively. The net change in total valuation allowance for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 was a decrease of $12.7 million, a decrease of $2.5 million and an increase of $10.2 million, respectively. The valuation allowance at September 26, 2008 and September 28, 2007 was related to federal, state, and foreign net operating loss carryforwards, deferred tax assets, and tax credit carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income before the expiration of the deferred tax assets as governed by the tax code. As we had a three-year cumulative loss as of September 26, 2008, management considered income from the reversal of net temporary differences in existence as of September 26, 2008 and did not considered future years' forecasted income in determining the measurement and recognition of our valuation allowance. If we generate income in the future, we may reverse a portion of our valuation reserve, which may have a material impact on our consolidated statements of operations.

FISCAL YEAR ENDED SEPTEMBER 26, 2008 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 28, 2007

         Revenues:    Revenues increased $171.1 million, or 43.0%, to $569.2 million for the fiscal year ended September 26, 2008, from $398.1 million for the fiscal year ended September 28, 2007. Revenues increased $171.6 million, or 43.1%, due to higher average selling prices, partly offset by a $2.2 million decrease related to slightly lower volume. Revenues increased by $1.7 million due to an increase in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000.

        Retail revenues increased $121.1 million, or 39.7%, to $425.5 million for the fiscal year ended September 26, 2008, from $304.4 million for the fiscal year ended September 28, 2007. The revenue increase is primarily the result of a $117.0 million, or 38.4%, increase related to higher average selling prices, a $2.4 million, or 0.8%, increase in volume, and a $1.7 million, or 0.1% increase in payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000. During the first quarter of fiscal year 2009, we received notice that the calculated share of our fiscal year 2009 payment related to duties assessed prior to October 1, 2007 will be approximately $0.8 million, which would be an approximate $3.9 million decrease from the amount we received in fiscal year 2008.

        Institutional revenues increased $50.0 million, or 53.4%, to $143.7 million for fiscal year ended September 26, 2008, from $93.7 million for fiscal year ended September 28, 2007. The revenue increase is primarily the result of a $53.5 million, or 57.1%, increase due to higher average selling prices partly offset by a $3.5 million, or 3.7%, decrease due to lower volume. The decrease in volume is primarily due to eligibility changes in certain government contracts that focus on small companies as defined by the relevant governmental agency.

         Cost of goods sold:    Cost of goods sold increased $138.1 million, or 44.7%, to $446.9 million for the fiscal year ended September 26, 2008 from $308.8 million for the fiscal year ended September 28, 2007. As a percentage of revenues, cost of goods increased to 78.5% for the fiscal year ended September 26, 2008 from 77.6% for fiscal year ended September 28, 2007. Our raw materials, transportation, and other input costs were unfavorable compared to the prior year but the effect of the increase was substantially offset by higher selling prices. Cost of goods sold includes provision for obsolete finished goods inventory of $1.2 million for fiscal year 2008 and $0.8 million for fiscal year 2007. In addition, the fiscal year 2008 costs include the provision of $0.5 million related to the allowance for excess or obsolete spare parts.

         Gross profit:    Gross profit increased $33.0 million, or 37.0%, to $122.3 million for the fiscal year ended September 26, 2008, from $89.3 million for the fiscal year ended September 28, 2007. Gross profit as a percentage of revenues decreased to 21.5% during fiscal year 2008 compared to 22.4% during fiscal year 2007 due to increases in raw material, transportation, and other input costs that were not fully offset by higher prices. The increase in raw material costs was primarily the result of an increase in durum wheat prices and the increase in transportation costs was primarily the result of an increase in energy costs.

         Selling and marketing expense:    Selling and marketing expense increased $6.2 million, or 28.9%, to $27.7 million for the fiscal year ended September 26, 2008, from $21.5 million for fiscal year ended September 28, 2007. This increase is primarily the result of an increase in brokerage commission costs of $2.2 million, consulting expenses of $1.6 million, compensation expenses of $1.2 million, and other business development costs of $0.5 million. The increase in broker costs are due to higher commissions as a result of increased selling prices. The increase in consulting expenses relate primarily to an independent third party analysis of the pasta category and our market placement. The increase in compensation expense is principally the result of stock based compensation, increased incentive compensation, and compensation accrued for certain employees terminated in the ordinary course of business. Selling and marketing expense, as a percentage of revenue, decreased to 4.9% for the fiscal year ended September 26, 2008 from 5.4% for the fiscal year ended September 28, 2007.

         General and administrative expense:    General and administrative expense increased 39.1% to $46.7 million for the fiscal year ended September 26, 2008, from $33.5 million for the fiscal year ended September 28, 2007. General and administrative expenses as a percentage of revenues decreased to 8.2% for the fiscal year ended September 26, 2008 from 8.4% for the fiscal year ended September 28, 2007. As previously disclosed, during fiscal year 2008 we concluded an investigation and restatement of our historical financial statements. As a result of this process, we incurred certain professional fees including legal, forensic accounting, independent registered public accounting firm fees, public relations, and Alvarez & Marsal fees during fiscal years 2005 through 2008. During the fiscal year ended September 26, 2008, $17.5 million of professional fees related to the restatement of historical financial statements and pending legal matters were recorded compared to $13.3 million during the comparable period of fiscal year 2007. Included in the fiscal year 2008 amount is the monetary penalty of $7.5 million to the U.S. Department of Justice. The remaining change in general and administrative expense was due primarily to an increase of non-restatement related professional fees and consulting services of $4.2 million, an increase in compensation and benefits of $1.7 million, and an increase in stock-based compensation costs of $1.1 million. The non-restatement related professional fees primarily relate to $1.8 million of audit and legal fees associated with the filing of our fiscal years 2006 and 2007 Form 10-Ks filed in June 2008 and $1.0 million of fees related to our fiscal year 2008 filings. The consulting services are related to the review of our supply chain and operations of $0.8 million and other consulting fees of $0.6 million. Compensation costs increased as a result of hiring additional personnel, including our new CEO, and increased incentive compensation.

         Impairment of brands:    We completed our annual review of fiscal year 2008 brand intangible values based on the 2009 fiscal year business plan and our forecast available in the fourth quarter of fiscal year 2008. We intend to invest more in our brands that are in a preferred position in the marketplace by focusing our resources on our strongest brands in their strongest markets. Based on our review in the fourth quarter of fiscal year 2008, we have recorded a $3.7 million non-cash impairment charge on two of our brands.

         (Gain) Loss related to long-lived assets:    The $1.1 million loss during fiscal year 2008 is due primarily to the write-off of fixed assets due to routine plant changes and asset upgrades. During fiscal year 2007 we recognized a $0.1 million net gain on the sale of certain excess equipment.

         Operating profit:    Operating profit for the fiscal year ended September 26, 2008, was $43.1 million, an increase of $8.7 million as compared to $34.4 million reported for the fiscal year ended September 28, 2007. Operating profit decreased as a percentage of revenues to 7.6% for the fiscal year ended September 26, 2008, from 8.6% for the fiscal year ended September 28, 2007, as a result of the factors discussed above.

         Interest expense:    Interest expense for the fiscal year ended September 26, 2008, was $26.2 million, a decrease of 10.8% from the $29.4 million reported for the fiscal year ended September 28, 2007. The decrease is attributable to lower interest rates, partially offset by an increase in the amortization of deferred debt issuance costs. The average interest rate in effect during fiscal year 2008 and fiscal year 2007 was 10.2% and 11.4%, respectively. We recorded amortization of deferred debt issuance costs of $1.8 million in fiscal year 2008 and $1.3 million in fiscal year 2007. The $0.5 million increase is due to financing costs related to the amendment of our credit facility in December 2007.

         Other (income) expense:    During fiscal year 2008, we recognized net other expense of $0.1 million compared to the recognition of net other income of $(0.2) million during fiscal year 2007. These amounts primarily reflect our foreign currency transaction gains and losses.

         Income tax benefit:    Income tax benefit for the fiscal years ended September 26, 2008 and September 28, 2007 was $2.3 million and $0.2 million, respectively, and reflects effective income tax rates of (13.8%) and (3.1%), respectively. The effective rates in fiscal years 2008 and 2007 are substantially below statutory rates primarily due to decreases in our valuation allowances ($12.7 million in fiscal year 2008 and $2.5 million in fiscal year 2007). As we had a three-year cumulative loss as of September 26, 2008, management considered income from the reversal of net temporary differences in existence as of September 26, 2008 and did not considered future years' forecasted income in determining the measurement and recognition of our valuation allowance. If we generate income in the future, we may reverse a portion of our valuation reserve, which may have a material impact on our consolidated statements of operations.

         Net income:    Net income for the fiscal year ended September 26, 2008, was $19.1 million, an increase of $13.8 million from the $5.3 million for the fiscal year ended September 28, 2007, as a result of the factors discussed above. Net income as a percentage of net revenues was 3.4% versus 1.3% in the prior year.

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

         Cost of goods sold:    As a percentage of revenues, cost of goods sold remained at 77.6% for fiscal years 2007 and 2006. Our raw materials and other input costs were unfavorable to prior year but the effect of the increase was offset by higher selling prices. Cost of goods sold in fiscal year 2007 also includes $0.8 million provision for inventory obsolescence which was a reduction of $0.6 million, from $1.4 million in fiscal year 2006.

         Gross profit:    Gross profit increased $7.1 million, or 8.6%, to $89.3 million for the fiscal year ended September 28, 2007, from $82.2 million for the fiscal year ended September 29, 2006. Gross profit as a percentage of revenues remained at 22.4% for both years. The increase in gross profit is directly related to the volume growth described above and our ability to increase sales prices at a level approximately equal to the increased raw material and other production costs.

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

         Loss on disposition of brands:    During the second quarter of fiscal year 2006, we sold our Mrs. Leeper's and Eddie's Spaghetti brands and recorded a loss on disposition of brands of $4.7 million. There were no such dispositions in fiscal year 2007.

         Loss related to long-lived assets:    During the fiscal year ended September 28, 2007, a $0.1 million gain relating to the sale of long-lived assets was recorded as compared to $22.3 million of losses related to long-lived assets in fiscal year 2006. In the second quarter of fiscal year 2006, we decided to close the Kenosha facility and recognized an impairment loss based on the estimated fair value. In April 2006, this facility was permanently closed and certain equipment was moved to our other manufacturing facilities. The Kenosha plant and remaining assets were sold in fiscal year 2006 and a pre-tax loss of $15.6 million was recorded in fiscal year 2006 related to the impairment and sale. We received net cash proceeds from the sale of $5.0 million. In addition, certain pasta lines and packaging equipment considered unnecessary for our production plans were taken out of service. These assets were disposed or the excess equipment was written down to fair market value.

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

         Income tax benefit:    Income tax benefit for each of the fiscal years ended September 28, 2007 and September 29, 2006 was $0.2 million and $2.2 million, respectively, and reflects effective income tax rates of (3.1%) and 6.9%, respectively. The effective rates in fiscal years 2007 and 2006 are substantially below statutory rates primarily due to the changes in our valuation allowances ($2.5 million decrease in fiscal year 2007 and $10.2 million increase in fiscal year 2006) related to the net operating loss and tax credit carryforwards and other deferred tax assets.

         Net income / loss:    Net income for the fiscal year ended September 28, 2007, was $5.3 million, an increase of $35.7 million from the $30.4 million loss for the fiscal year ended September 29, 2006, as a result of the factors discussed above. Net income (loss) as a percentage of net revenues was 1.3% versus (8.3)% in the prior year.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and cash equivalents totaled $38.6 million and net working capital totaled $72.4 million at September 26, 2008. Cash and cash equivalents totaled $16.6 million and net working capital totaled $55.5 million at September 28, 2007.

        As of September 26, 2008 and September 28, 2007 we had $2.4 million and $9.2 million, respectively, invested in the Columbia Strategic Cash Portfolio Fund (Columbia Fund). The Columbia Fund is administered by a subsidiary of Bank of America, and is an enhanced money fund that allowed immediate withdrawal of funds. On December 10, 2007, when the investment balance was $7.4 million, Columbia determined that the underlying securities had liquidity issues and notified us that the fund would begin an orderly liquidation and dissolution of assets to its investors. At that time our investment was reclassified from cash and cash equivalents to short term investments. The underlying assets are valued at fair value and as of September 26, 2008 we had recorded valuation losses on this investment of $0.2 million. Through September 26, 2008, we had recovered approximately $4.8 million of the pre-liquidation investment balance. We anticipate the remaining investment of $2.4 million will be recovered as the liquidation progresses. During the fiscal year ended September 26, 2008, we have received $0.3 million of interest income from the Columbia Fund.

        Our net cash provided by operating activities totaled $35.7 million for the fiscal year ended September 26, 2008 compared to $23.9 million for the fiscal year ended September 28, 2007 and $41.2 million for the fiscal year ended September 29, 2006. Our net cash provided by operating activities for the fiscal year ended September 26, 2008 is comprised primarily of net income of $19.1 million, adjusted for $34.1 million of non-cash charges and credits, primarily depreciation and amortization of $25.9 million, brand impairment charge of $3.7 million, and stock based compensation expense of $3.2 million, partly offset by the $17.5 million use of cash related to changes in operating assets and liabilities. The most significant changes in operating assets and liabilities are the $22.8 million use of cash to support the increase of inventory, the $9.0 million use of cash to support the increase in trade and other accounts receivable, and the $14.8 million source of cash generated by the increase in accounts payable and accrued expenses. The source or use of cash related to inventory will fluctuate from period to period based on the timing of inventory purchases and sales as well as changes in commodity costs. For the fiscal year ended September 26, 2008, the use of cash related to inventory is primarily attributable to higher increased commodity costs combined with an increase in finished goods inventory pounds. The source or use of cash related to trade and other receivables will fluctuate from period to period based on the timing of sales and selling price. For the fiscal year ended September 26, 2008, the use of cash related to accounts receivable is due primarily to the impact of increased selling prices. The source or use of cash related to accounts payable and accrued expenses will fluctuate from period to period based on the timing of payments and changes in the cost of products and services used. For the fiscal year ended September 26, 2008, the source of cash related to accounts payable and accrued expense is due primarily to the increase in commodity and transportation costs.

        Our net cash used in investing activities principally relates to investments in production and distribution, milling, and management information system assets. Cash provided by investing activities principally relates to proceeds from disposal of property, plant and equipment. Capital expenditures were $12.4 million, $9.8 million and $12.6 million for the fiscal years 2008, 2007 and 2006, respectively. Proceeds on the sale of property plant and equipment were $2.0 million, $0.4 million and $8.1 million in fiscal years 2008, 2007 and 2006, respectively. Cash used in fiscal year 2008 was partially offset by $4.8 million received from the liquidation of short term investments. During fiscal year 2006, we sold our Kenosha facility for $5.0 million and sold two of our brands for $1.8 million.

        During the fiscal year ended September 26, 2008, our net cash used by financing activities amounted to $0.7 million, which included the payment of $0.5 million of financing costs to our bank related to the December 27, 2007 amendment and a $0.1 million mandatory principal payment under the provisions of our credit facility. In addition, we drew $15.0 million on our revolving credit facility to finance inventory purchases and advance payments, which was repaid during period. Our Italian subsidiary drew $1.1 million under revolving credit facilities during fiscal year 2008, which was repaid during the period. During the fiscal year ended September 28, 2007, our net cash used in financing activities amounted to $21.0 million, which is primarily a result of voluntary term loan principal payments totaling $20.5 million.

        As of September 26, 2008, our U.S. credit facility, as amended, is comprised of a $239.9 million term loan and a $30 million revolving credit facility. The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either LIBOR rate plus 550 basis points or at an alternate base rate calculated as prime rate plus 450 basis points. The term loan matures in March 2011 and does not require any scheduled principal payments. Principal pre-payments are required if certain events occur in the future, including the sale of certain assets, issuance of equity and the generation of "excess cash flow" as defined in the credit agreement. As of September 26, 2008, the excess cash flow liability under this agreement was approximately $22.9 million, which is expected to be paid in December 2008 from cash reserves or borrowed from our revolving credit facility. The term loan interest rate in effect at September 26, 2008 and September 28, 2007 was 8.3% and 11.4%, respectively. As of September 26, 2008, we had no borrowings outstanding under the revolving credit facility. The outstanding letters of credit under our revolving credit facility totaled approximately $2.4 million as of September 26, 2008. Accordingly, under the credit facility we had additional borrowing capacity of $27.6 million as of September 26, 2008.

        Our U.S. credit facility contains restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and our ability to enter into certain contractual arrangements. We were in compliance with these financial covenants as of September 26, 2008.

        We anticipate cash generated from operations and available on our revolving credit facility to be sufficient to meet our expected capital and liquidity needs, including the funding of capital expenditures, debt repayments, and working capital requirements, for the foreseeable future.

Contractual Obligations

        The following table shows our contractual payment obligations for our long term debt and future purchase obligations as of September 26, 2008. Approximately $2.5 million of unrecognized tax benefits, including interest and penalties, are not included in this contractual obligations table due to the uncertainty related to the timing of any payments. Interest on our long term debt is calculated based on the contractual loan maturity at the interest rate (8.3%) in effect at September 26, 2008 (in thousands):

Payments Due by Period

Certain Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt	$239,900	$22,900	$217,000	$—	$—
Short term debt	2,013	2,013	—	—	—
Interest payments	44,703	18,487	26,216	—	—
Operating leases	2,593	1,299	1,287	7	—
Supply agreement	1,400	700	700	—	—
Unconditional purchase obligations	102,003	98,003	3,000	1,000	—

Total contractual cash obligations	$392,612	$143,402	$248,203	$1,007	$—

Impact of Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company's financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") which excludes SFAS No. 13, "Accounting for Leases" and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP 157-3"), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. This statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of this statement to have a material impact on our financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal year 2010. We do not expect the adoption of this statement to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

        At September 26, 2008, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Effect of Inflation

        In fiscal years 2008, 2007, and 2006 we experienced inflationary cost increases in certain operating costs, including raw materials, utilities, freight, insurance and benefit costs.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Average interest rates on borrowings under our U.S. credit facility were 10.2% in fiscal year 2008. If interest rates had been 100 basis points higher, our annual interest expense would have increased $2.4 million, assuming comparable borrowing levels during the year.

        The functional currency for our Italy operations is the Euro. At September 26, 2008, we had a net investment in our Italy operations of €22.0 million ($30.9 million).

        We have forward contracts for a certain portion of our future durum wheat requirements. These contracts are set price contracts to deliver grain to our mill, and are not derivative instruments as they have no net settlement provision and are not transferable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN ITALIAN PASTA COMPANY
Index to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Italian Pasta Company

        We have audited American Italian Pasta Company and subsidiaries' (the "Company") internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and included in management's assessment a material weakness in internal controls related to the Company's financial statement closing process.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, American Italian Pasta Company and subsidiaries has not maintained effective internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of American Italian Pasta Company and subsidiaries as of and for the year ended September 26, 2008. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated December 10, 2008, which expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes."

/s/ GRANT THORNTON LLP

Kansas City, Missouri
December 10, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Italian Pasta Company

        We have audited the accompanying consolidated balance sheet of American Italian Pasta Company and subsidiaries (the "Company") as of September 26, 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the Index under Item 15(a) as of and for the year ended September 26, 2008. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Italian Pasta Company and subsidiaries as of September 26, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes" on September 29, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Italian Pasta Company and subsidiaries' internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 10, 2008 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
December 10, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Italian Pasta Company

        We have audited the accompanying consolidated balance sheet of American Italian Pasta Company (the Company) as of September 28, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Italian Pasta Company at September 28, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended September 28, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Kansas City, Missouri
June 27, 2008

AMERICAN ITALIAN PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 26, 2008	September 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,623	$16,635
Short term investments	2,370	—
Trade and other receivables, net	49,197	38,279
Inventories	66,026	44,443
Other current assets	5,819	7,629
Deferred income taxes	2,126	2,381

Total current assets	164,161	109,367
Property, plant and equipment, net	303,503	316,109
Brands	79,769	83,282
Other assets	5,591	19,205

Total assets	$553,024	$527,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,541	$19,195
Accrued expenses	37,258	31,523
Other	99	1,181
Short term debt and current maturities of long term debt	24,913	1,963

Total current liabilities	91,811	53,862
Long term debt, less current maturities	217,000	240,000
Income tax payable	1,783	—
Deferred income taxes	34,054	35,286
Litigation settlement	—	26,500
Other long term liabilities	2,405	397

Total liabilities	347,053	356,045
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares—10,000,000	—	—
Issued and outstanding shares—none
Class A common stock, $.001 par value:
Authorized shares—75,000,000	22	21
Issued and outstanding shares—22,454,145 and 20,259,060, respectively, at September 26, 2008 and 20,832,627 and 18,674,628, respectively, at September 28, 2007
Class B common stock, par value $.001
Authorized shares—25,000,000; Issued and outstanding—none	—	—
Additional paid-in capital	261,772	247,492
Treasury stock, 2,195,085 shares in 2008 and 2,157,999 shares in 2007, at cost	(52,076)	(52,029)
Accumulated other comprehensive income	16,728	15,352
Accumulated deficit	(20,475)	(38,918)

Total stockholders' equity	205,971	171,918

Total liabilities and stockholders' equity	$553,024	$527,963

See accompanying notes to consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	September 26, 2008	September 28, 2007	September 29, 2006
Revenues	$569,196	$398,122	$367,023
Cost of goods sold	446,891	308,819	284,777

Gross profit	122,305	89,303	82,246
Selling and marketing expense	27,727	21,503	22,871
General and administrative expense	46,663	33,548	35,459
Impairment charges to brands	3,654	—	998
Loss on disposition of brands	—	—	4,708
(Gain) loss related to long-lived assets	1,139	(109)	22,268

Operating profit (loss)	43,122	34,361	(4,058)
Interest expense, net	26,240	29,421	29,509
Other (income) expense, net	92	(245)	(913)

Income (loss) before income taxes	16,790	5,185	(32,654)
Income tax benefit	(2,321)	(163)	(2,241)

Net income (loss)	$19,111	$5,348	$(30,413)

Net income (loss) per common share (basic)	$1.00	$0.29	$(1.65)
Weighted-average common shares outstanding	19,118	18,673	18,386

Net income (loss) per common share (assuming dilution)	$0.99	$0.28	$(1.65)
Weighted-average common shares outstanding (including dilutive securities)	19,384	18,951	18,386

See accompanying notes to consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Class A Common Stock
				Treasury Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital			Unearned Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	At Cost
Balance at September 30, 2005	20,567	$21	$243,708	(2,134)	$(51,817)	$(738)	$8,705	$(13,853)	$186,026
Net loss	—	—	—	—	—	—	—	(30,413)	(30,413)
Foreign currency translation adjustment	—	—	—	—	—	—	2,110	—	2,110

Comprehensive income									(28,303)

Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	(738)	—	—	738	—	—	—
Stock-based compensation	212	—	2,653	—	—	—	—	—	2,653
Purchase treasury shares	—	—	—	(5)	(40)	—	—	—	(40)

Balance at September 29, 2006	20,779	21	245,623	(2,139)	(51,857)	—	10,815	(44,266)	160,336
Net income	—	—	—	—	—	—	—	5,348	5,348
Foreign currency translation adjustment	—	—	—	—	—	—	4,537	—	4,537

Comprehensive income									9,885

Stock-based compensation	54	—	1,869	—	—	—	—	—	1,869
Purchase treasury shares	—	—	—	(19)	(172)	—	—	—	(172)

Balance at September 28, 2007	20,833	21	247,492	(2,158)	(52,029)	—	15,352	(38,918)	171,918
Net income	—	—	—	—	—	—	—	19,111	19,111
Foreign currency translation adjustment	—	—	—	—	—	—	1,376	—	1,376

Comprehensive income									20,487

Cumulative effect of adoption of FIN 48, Accounting for Uncertainty in Income Taxes (Note 12)	—	—	—	—	—	—	—	(668)	(668)
Stock issued on settlement of shareholder suit	1,431	1	13,999	—	—	—	—	—	14,000
Stock-based compensation	190	—	1,376	(30)	—	—	—	—	1,376
Purchase treasury shares	—	—	—	(7)	(47)	—	—	—	(47)
Tax impact of expired stock options	—	—	(1,095)	—	—	—	—	—	(1,095)

Balance at September 26, 2008	22,454	$22	$261,772	(2,195)	$(52,076)	—	$16,728	$(20,475)	$205,971

See accompanying notes to consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 26, 2008	September 28, 2007	September 29, 2006
OPERATING ACTIVITIES:
Net income (loss)	$19,111	$5,348	$(30,413)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	24,092	23,409	24,895
Amortization of deferred financing fees	1,836	1,265	4,216
Impairment charges to brands	3,654	—	998
Loss on disposition of brands	—	—	4,708
(Gain) loss related to long-lived assets	1,139	(109)	22,268
Provision for inventory obsolescence	1,233	788	1,420
Provision for spare parts obsolescence	488	—	—
Stock-based compensation expense	3,165	1,869	2,653
Deferred income tax benefit	(2,017)	(667)	(2,410)
Other	574	163	750
Changes in operating assets and liabilities:
Trade and other receivables	(9,011)	(5,372)	1,742
Inventories	(22,800)	(4,182)	4,282
Other current assets	1,806	(1,203)	2,079
Accounts payable and accrued expenses	14,768	2,839	5,244
Other	(2,296)	(239)	(1,240)

Net cash provided by operating activities	35,742	23,909	41,192
INVESTING ACTIVITIES:
Short term investments under orderly liquidation	(7,379)	—	—
Redemption of short term investments	4,803	—	—
Additions to property, plant and equipment	(12,430)	(9,836)	(12,577)
Proceeds from disposal of pasta brands	—	—	1,775
Proceeds from disposal of property, plant and equipment	1,961	356	8,122

Net cash used in investing activities	(13,045)	(9,480)	(2,680)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	16,151	—	265,000
Principal payments on debt	(16,251)	(20,500)	(285,351)
Purchase of treasury stock	(47)	(172)	(40)
Deferred financing costs	(539)	(308)	(7,369)

Net cash used in financing activities	(686)	(20,980)	(27,760)
Effect of exchange rate changes on cash	(23)	381	142

Net increase (decrease) in cash and cash equivalents	21,988	(6,170)	10,894
Cash and cash equivalents, beginning of year	16,635	22,805	11,911

Cash and cash equivalents, end of year	$38,623	$16,635	$22,805

See accompanying notes to consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)

	Year Ended
	September 26, 2008	September 28, 2007	September 29, 2006
Cash paid for interest	$23,851	$28,151	$22,551

Cash paid for income taxes, net	$352	$74	$694

Non-cash investing and financing activities
Property, plant and equipment accrued in accounts payable	$173	$161	$51

Cash received by escrow agent on litigation-related insurance proceeds	$11,000	$—	$—

Cash distributed to shareholders by escrow agent under litigation settlement	$11,000	$—	$—

Stock issued in relation to settlement liability	$14,000	$—	$—

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS

        American Italian Pasta Company is a Delaware corporation which began operations in 1988. Our management believes we are the largest producer and marketer of dry pasta in North America, by volume. We have manufacturing and distribution facilities located in Excelsior Springs, Missouri, Columbia, South Carolina, Tolleson, Arizona, and Verolanuova, Italy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Fiscal Year End—Our fiscal year ends on the last Friday of September or the first Friday of October, resulting in a 52- or 53-week year depending on the calendar. Our first three quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter. Fiscal years 2008, 2007 and 2006 were 52 weeks and ended September 26, 2008, September 28, 2007, and September 29, 2006.

        Revenue Recognition—The provisions of Staff Accounting Bulletin No. 104 and all other related interpretations have been applied. Sales are recognized when delivery of product has occurred or services have been rendered, there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collection from the customer is reasonably assured. Transfer of title typically occurs upon delivery at the customers' place of business. Promotional allowances related to our sales are recorded at the time revenue is recognized and reflected as a reduction of revenues on the accompanying consolidated statements of operations. Such allowances, where applicable, are estimated based on anticipated volume and promotional spending with specific customers. We recognize revenue for subsidy offset payments from the Department of Commerce (see Note 11) when the amount and the right to receive payment can be reasonably determined.

        Foreign Currency—Our foreign operations utilize the Euro as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the period-end exchange rate and revenues and expenses are translated at the weighted-average exchange rates for the period and related gains or losses are recognized as other comprehensive income. Foreign currency gains and losses resulting from foreign currency transactions are included in consolidated operations in the period incurred. Realized net foreign currency transaction (gains) losses of $0.2 million, ($0.1) million, and ($0.9) million for fiscal years 2008, 2007, and 2006, respectively, are reflected in the statement of operations under the caption other (income) expense, net.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our accounting policies with significant estimates include indefinite-lived intangible assets, long-lived assets, share-based compensation, allowance for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory, reserve for obsolete and impaired spare parts, promotional allowances, and income taxes. Actual results could differ from those estimates.

        Risks and Uncertainties—Pasta is made from semolina milled from durum wheat. We mill the wheat into semolina at certain of our plants. Durum wheat is a narrowly traded commodity crop. We

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

attempt to mitigate some of the effect of durum wheat cost fluctuations through forward purchase contracts that require physical delivery and through raw material cost-based pricing agreements with certain of our customers. These contracts represent normal purchases and are recorded as performance occurs under the contract. Our commodity procurement and pricing practices are intended to reduce the risk of durum wheat cost increases on profitability, but also may temporarily affect our ability to benefit from durum wheat cost decreases.

        Financial Instruments—The carrying values of our financial instruments, including cash and cash equivalents, short term investments, trade and other receivables, accounts payable, short term debt, and long term debt, as reported in the accompanying consolidated balance sheets at September 26, 2008 and September 28, 2007, approximate fair value.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid marketable securities with maturities of three months or less at the date of purchase. At times, we have cash in excess of FDIC limits and place our cash and cash equivalents with high credit quality financial institutions.

        Trade Accounts Receivable—We grant credit to certain customers who meet our pre-established credit requirements. Generally, we do not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements and have generally been within management's expectations. The allowance for doubtful accounts at September 26, 2008 and September 28, 2007 was $2.3 million and $2.2 million, respectively and is netted against accounts receivable in the consolidated balance sheet. Uncollectible accounts are written-off against the allowance for doubtful accounts after collection efforts have been exhausted. For the fiscal years 2008, 2007 and 2006, bad debt expense (recovery) was $0.4 million, $0.2 million and $(0.1) million, respectively.

        Inventories—Inventories are carried at standard costs adjusted for capitalized variances, which approximate the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. We periodically review our inventory for slow-moving, damaged or discontinued items and provide reserves to reduce such items identified to their recoverable amount. Inbound freight costs are capitalized as a component of inventory. Warehousing costs, including storage costs, are expensed as incurred as a component of cost of goods sold.

        Property, Plant and Equipment—Capital additions and improvements are classified as property, plant and equipment and are recorded at cost. Depreciation is calculated for financial statement purposes using the straight-line method over the estimated useful life of the related asset as follows:

Number of Years
Land improvements	28 - 40
Buildings	30 - 40
Plant and mill equipment	10 - 30
Furniture, fixtures and equipment	3 - 10

        Plant and mill equipment also includes spare parts, recorded at lower of average cost or realizable value. Spare parts are valued at the lower of average cost or net realizable value and are not depreciated, but are expensed when placed in service. We periodically review our spare parts for excess and obsolete items and provide reserves to reduce such items to their recoverable amounts. At September 26, 2008 and September 28, 2007, the reserve was $1.0 million and $1.1 million, respectively.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Brands—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we do not amortize the cost of intangible assets with indefinite lives. Our indefinite lived intangible assets consist entirely of brand names. We perform impairment tests of the carrying value of indefinite lived intangible assets at least annually and more frequently should events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These impairment tests are impacted by judgments as to future cash flows and other considerations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 7—Brands for a discussion of charges to income for brand impairments.

        Other Long Lived Assets—In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," we review long-lived assets, including amortizable intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Income Taxes—A deferred tax asset or liability recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. In the event we determine that sufficient future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, we may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made. This charge may have a material impact on recognized income tax expense on our consolidated statement of operations. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of a change in enacted tax rates may have a material impact on recognized income tax expense and on our consolidated statements of operations.

        Effective September 29, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of FIN 48 requires numerous estimates based on available information. We consider many

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a material impact on our consolidated statements of operations. The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of September 29, 2007. The cumulative effect adjustment does not include items that would not be recognized in earnings, such as the effect on tax positions related to business combinations. For additional information related to our adoption of FIN 48, see Note 12 of the notes to the consolidated financial statements.

        Share-Based Compensation—In accordance with SFAS No. 123R, "Share-Based Payment (revised)," ("SFAS 123R") we recognize all share-based payments to employees in the income statement under the fair value method. Under SFAS 123R, share-based compensation recognized in our results is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised appropriately in subsequent periods if actual forfeitures differ from those estimates. Nonvested share awards classified as equity are measured at fair value as if the share were vested and issued on the grant date. Nonvested share awards classified as liabilities are remeasured at each reporting date until the date of settlement. Compensation cost for each period is based on the percentage of the requisite service that has been rendered through the end of the period and the change in fair value of the award during the period. We utilize the Black-Scholes option valuation model to calculate the fair value of each stock option and stock appreciation right award. Expected volatility was based on the combination of the historical volatility of our common stock and the implied volatility of our options. The expected term of the options and stock appreciation rights represent the period of time until exercise or termination and is based on historical experience of similar awards, including vesting schedules and expectations of future behavior. The risk free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of a comparable life. We do not currently anticipate a dividend payout in the foreseeable future.

        Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were $2.2 million in the fiscal year 2008, $2.3 million in fiscal year 2007, and $3.7 million in fiscal year 2006.

        Other Comprehensive Income—Comprehensive income refers to revenue, expense, gains, and losses that are recorded as an element of stockholders' equity rather than as a component of net income. Our other comprehensive income consists of foreign currency translation adjustments from foreign subsidiaries using the local currency as their functional currency.

        Impact of Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company's financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") which excludes SFAS No. 13, "Accounting for

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases" and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP 157-3"), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. This statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of this statement to have a material impact on our financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal year 2010. We do not expect the adoption of this statement to have a material impact on our financial statements.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

3. SHORT TERM INVESTMENTS

        As of September 26, 2008 and September 28, 2007 we had $2.4 million and $9.2 million, respectively, invested in the Columbia Strategic Cash Portfolio Fund (Columbia Fund). The Columbia Fund is administered by a subsidiary of Bank of America, and is an enhanced money fund that allowed immediate withdrawal of funds. On December 10, 2007, when the investment balance was $7.4 million, the Columbia Fund determined that the underlying securities had liquidity issues and notified us that the fund would begin an orderly liquidation and dissolution of assets to its investors. At that time our investment was reclassified from cash and cash equivalents to short term investments. The underlying assets are valued at fair value and as of September 26, 2008 we had recorded valuation losses on this investment of $0.2 million. Through September 26, 2008, we had recovered approximately $4.8 million of the pre-liquidation investment balance. We anticipate the remaining investment of $2.4 million will be recovered as the liquidation progresses. During the fiscal year ended September 26, 2008, we have received $0.3 million of interest income from the Columbia Fund.

4. INVENTORIES

        Inventories consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Finished goods	$44,861	$30,713
Raw materials, additives, packaging materials and work-in-process	21,856	14,373
Reserves for slow-moving, damaged and discontinued inventory	(691)	(643)

	$66,026	$44,443

5. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Land and improvements	$11,812	$11,867
Buildings	112,861	112,434
Plant and mill equipment	352,235	348,617
Furniture, fixtures and equipment	32,028	30,848

	508,936	503,766
Accumulated depreciation	(219,336)	(199,369)

	289,600	304,397
Spare parts, net of reserve	7,910	8,154
Construction in progress	5,993	3,558

	$303,503	$316,109

        We capitalize interest costs associated with the construction and installation of property, plant and equipment. During the fiscal years ended September 26, 2008, September 28, 2007, and September 29, 2006, $0.5 million, $0.8 million and $0.5 million, respectively, of interest cost was capitalized.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

5. PROPERTY, PLANT AND EQUIPMENT (Continued)

        Depreciation expense for the fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006, was $22.4 million, $21.8 million and $22.5 million, respectively.

        Plant and mill equipment is carried at cost less accumulated depreciation and impairment charges. As of September 26, 2008 and September 28, 2007 we had idle assets with a net book value of $0.6 million and $3.9 million, respectively.

        We maintain property, plant and equipment in Italy with a net book value totaling $40.8 million and $43.8 million at September 26, 2008 and September 28, 2007, respectively.

6. OTHER ASSETS

        Other assets consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Package design costs	$13,660	$12,713
Deferred debt issuance costs	6,945	6,406
Insurance settlement	—	12,500
Other	189	1,173

Other assets, gross	20,794	32,792
Accumulated amortization	(15,203)	(13,587)

Other assets, net	$5,591	$19,205

        Package design costs relate to certain third party costs to design artwork and produce die plates and negatives necessary to manufacture and print packaging materials according to our and our customer's specifications. These costs are amortized on a straight-line basis over a three-year period and recorded as a component of cost of goods sold. In the event that product packaging is discontinued prior to the end of the amortization period, the respective package design costs are written off. Package design costs, net of accumulated amortization, were approximately $2.3 million and $2.1 million at September 26, 2008 and September 28, 2007.

        Deferred debt issuance costs relate to our long term debt and credit facilities and are amortized over the term of our five-year credit facility which matures in March 2011. This amortization is recorded as a component of interest expense. Deferred debt issuance costs, net of accumulated amortization, at September 26, 2008 and September 28, 2007, were approximately $3.2 million and $4.5 million, respectively.

        The insurance settlement balance reported as of September 28, 2007 is comprised of insurance proceeds receivable for the settlement of two lawsuits. The first insurance settlement is the $11.0 million cash component of a $25.0 million settlement on all claims alleged in the federal securities class action lawsuit. This settlement also includes the distribution of 1,430,981 of our common shares valued at $14.0 million. As discussed in Note 13, during September 2008 the insurance proceeds were paid to an escrow agent for the benefit of the plaintiff shareholders. The second insurance settlement receivable relates to a fiscal year 2006 shareholder derivative action that settled for $1.5 million. We expect the court to order distribution during fiscal year 2009 and, accordingly, this balance is reported as a component of accounts receivable as of the fiscal year ending September 26, 2008. The $1.5 million liability related to this settlement is reported as an accrued expense as of September 26, 2008. See Note 13 for additional information.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

7. BRANDS

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", through fiscal 2008 we assigned an indefinite life to brand names acquired, and accordingly, recorded no amortization expense. The brand names are our only intangible assets.

        We sold the Mrs. Leeper's brand and Eddie's Spaghetti brand and related inventory in fiscal year 2006 for $1.8 million in net proceeds and recorded a write-down of approximately $4.7 million related to brands and $0.3 million related to the write-off of the unamortized non-compete agreement obtained in connection with this brand acquisition.

        We perform an annual impairment review of our brands. As a part of the annual impairment review, we recognized an additional non-cash brand impairment of $1.0 million for fiscal year 2006. We performed our fiscal year 2007 annual review of our brands based on the fiscal year 2008 business plan and forecasts, which indicated no brand impairment in fiscal year 2007. We performed our fiscal year 2008 annual review of our brands based on the fiscal year 2009 business plan and forecasts, which resulted in a non-cash brand impairment of $3.7 million. As a part of the 2008 annual impairment review we determined that one of the impaired brands has a definite life and, accordingly, we will amortize the $1.2 million fair value of this brand over its estimated economic life beginning in fiscal year 2009.

8. ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Accrued promotional costs	$9,411	$10,389
Accrued interest expense	2,801	3,969
Accrued bonus expense	4,417	5,290
Other accrued expenses	11,629	11,875
Lawsuit settlement	1,500	—
Investigation settlement (Note 13)	7,500	—

	$37,258	$31,523

9. SHORT TERM DEBT

        Our Italian subsidiary has credit facilities that allow 30-60 day advances that are based on accounts receivable balances pledged and are secured by our Italian accounts receivables and other assets. At both September 26, 2008 and September 28, 2007, we had balances outstanding under these credit facilities totaling $2.0 million. These credit facilities bear interest at an average rate of 5.5% as of September 26, 2008. The maximum that may be borrowed by our Italian subsidiary is limited to $5.0 million by our U.S. Credit Facility. We are in compliance with this limitation as of September 26, 2008.

        As of September 26, 2008, our Italian subsidiary has an additional $0.3 million available under a general line of credit; we did not have any borrowings outstanding under this general line of credit.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

10. LONG TERM DEBT

        Long term debt consists of the following (in thousands):

	September 26, 2008	September 28, 2007
Borrowings under U.S. credit facility	$239,900	$240,000
Less current portion	22,900	—

	$217,000	$240,000

        As of September 26, 2008, the U.S. credit facility, as amended, is comprised of a $239.9 million term loan and a $30.0 million revolving credit facility. The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either LIBOR rate plus 550 basis points or at an alternate base rate calculated as prime rate plus 450 basis points. The term loan matures in March 2011 and does not have scheduled principal payments. Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement. As of September 26, 2008, the excess cash flow liability under this agreement was approximately $22.9 million, which is expected to be paid in December 2008 from cash reserves or from borrowings under the revolving credit facility. The term loan interest rate in effect at September 26, 2008 and September 28, 2007 was 8.3% and 11.4%, respectively. As of September 26, 2008, we had no borrowings outstanding under the revolving credit facility. The outstanding letters of credit under our revolving credit facility totaled approximately $2.4 million as of September 26, 2008. Accordingly, under the U.S. credit facility we had additional borrowing capacity of $27.6 million as of September 26, 2008.

        Our U.S. credit facility contains restrictive covenants which include, among other things, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and our ability to enter into certain contractual arrangements. We were in compliance with these financial covenants as of September 26, 2008.

        Annual maturities of long term debt obligations for each of the next five fiscal years reflecting the terms of the credit facility discussed above, are as follows (in thousands):

2009	$22,900
2010	—
2011	217,000
2012	—
2013	—

$239,900

11. CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

        On October 28, 2000, the U.S. government enacted the "Continued Dumping and Subsidy Offset Act of 2000" (the "Act"), commonly known as the Byrd Amendment, which provides that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce on Italian and Turkish imported pasta after October 1, 2000 will be distributed to affected domestic producers. The legislation creating the dumping and subsidy offset payment provides for annual payments from the U.S. government. We record the Byrd Amendment payment as revenue in the quarter in which the amount, and the right to receive payment, can reasonably be determined. We recognized revenue under the Act

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

11. CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000 (Continued)

of $4.7 million, $3.0 million and $2.6 million in fiscal years 2008, 2007 and 2006, respectively. Effective October 1, 2007, the Act was repealed, resulting in the discontinuation of future distributions to affected domestic producers for duties assessed after such date. During the first quarter of fiscal year 2009, we received notice that the calculated share of our fiscal year 2009 payment related to duties assessed prior to October 1, 2007 will be approximately $0.8 million. It is not possible to reasonably estimate amounts, if any, to be received in fiscal years subsequent to 2009 on duties assessed prior to October 1, 2007.

12. INCOME TAXES

        Significant components of the income tax provision are as follows (in thousands):

	Year Ended
	September 26, 2008	September 28, 2007	September 29, 2006
Current income tax expense (benefit):
U.S.	$(162)	$452	$89
Foreign	(142)	52	80

	(304)	504	169

Deferred income tax benefit:
U.S.	(2,435)	(722)	(2,719)
Foreign	418	55	309

	(2,017)	(667)	(2,410)

Net income tax benefit	$(2,321)	$(163)	$(2,241)

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

12. INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 26, 2008	September 28, 2007
Deferred tax assets:
Net operating loss carryforwards	$39,452	$42,018
Tax credit carryforwards	14,878	15,226
Inventory valuation	1,920	1,088
Stock-based compensation	2,958	2,934
Intangible assets	5,767	8,277
Accounts receivable valuation	237	2,330
Prepaid expenses and other current assets	2,559	2,357
Other	—	5,184

	67,771	79,414
Valuation allowance	(37,079)	(49,759)

Total deferred tax assets	30,692	29,655

Deferred tax liabilities:
Property, plant and equipment	62,115	62,560
Other	505	—

Total deferred tax liabilities	62,620	62,560

Net deferred tax liabilities	$31,928	$32,905

        The following is the component of income (loss) before income tax benefit for domestic and foreign operations (in thousands):

	Year Ended
	September 26, 2008	September 28, 2007	September 29, 2006
Domestic	$18,315	$5,666	$(31,565)
Foreign	(1,525)	(481)	(1,089)

	$16,790	$5,185	$(32,654)

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

12. INCOME TAXES (Continued)

        The reconciliation of income tax computed at the U.S. statutory tax rate to income tax expense is as follows (in thousands):

	Year Ended
	September 26, 2008	September 28, 2007	September 29, 2006
Income / (loss) before income taxes	$16,790	$5,185	$(32,654)
U.S. statutory tax rate	X 35%	X 35%	X 35%

Federal income tax expense / (benefit) at U.S. statutory rate	5,877	1,815	(11,429)
State income tax expense / (benefit), net of federal tax effect	592	(5)	(969)
Foreign tax rate differential	297	365	(173)
Change in valuation allowance	(12,680)	(2,574)	10,237
Non-Deductible fine	2,625	—	—
Tax credits	—	—	(62)
Other, net	968	236	155

Total income tax benefit	$(2,321)	$(163)	$(2,241)

        During the fiscal year ended September 26, 2008, we reduced the deferred tax assets and current taxes payable recorded for equity based compensation programs by approximately $1.1 million relating to stock options that expired unexercised. This was recorded as a debit to additional paid in capital and is not a component of our total income tax expense or its effective tax rate. There were no such adjustments for stock options in fiscal years 2007 or 2006.

        We had federal net operating loss carryforwards of $94.7 million at September 26, 2008 and $103.6 million at September 28, 2007, that have various expiration dates from 2024 to 2027. A partial valuation allowance has been established against the federal net operating loss carryforward at September 26, 2008 and September 28, 2007 as we do not believe it is more likely than not that the carryforward will be utilized prior to expiration. In making this determination, we did not consider future taxable income due to the existence of a three-year cumulative loss as of both September 26, 2008 and September 28, 2007. We only considered taxable income to the extent of reversals of net temporary differences in existence as of both September 26, 2008 and September 28, 2007. At the end of each period, we will evaluate whether a valuation reserve is appropriate. If we continue to generate income, we may reverse a portion of our valuation reserve, which may have a material effect on our financial statements.

        We had various state net operating loss carryforwards of $151.8 million at September 26, 2008 and $160.9 million at September 28, 2007, that have various expiration dates from 2008 to 2028. The ultimate realization of these losses depends on our ability to generate taxable income in future years as well as on our continued business activity in each state and our corresponding apportioned taxable income in each state. A full valuation allowance has been established against these net operating loss carryforwards at September 26, 2006 and September 28, 2007, as we do not believe it is more likely than not that they will be utilized prior to expiration.

        We had AMT credit carryforwards of $10.5 million and $10.4 million at September 26, 2008 and September 28, 2007, respectively, with no expiration date. A partial valuation allowance has been

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

12. INCOME TAXES (Continued)

established against these credits at September 26, 2008 and September 28, 2007 as we do not believe it is more likely than not that these credits will be fully utilized. In making this determination, we did not consider future taxable income due to the existence of a three-year cumulative loss as of September 26, 2008 and September 28, 2007. We only considered taxable income to the extent of reversals of net temporary differences in existence as of September 26, 2008 and September 28, 2007.

        We had general business credit carryforwards of $0.3 million and $0.7 million as of September 26, 2008 and September 28, 2007 respectively, with various expiration dates from 2013 to 2023. A partial valuation allowance was established against these credits as of September 26, 2008 and a full valuation allowance was established against these credits as of September 28, 2007 as we do not believe it is more likely than not that the full amount of these credits will be utilized prior to expiration due to existence of net operating loss carryovers. For the fiscal year ended September 26, 2008, we elected to forgo bonus depreciation in order to utilize a portion of the general business credit carryforward under the provisions of the Federal Housing Assistance Tax Act of 2008. At September 26, 2008 and September 28, 2007, we had state tax credit carryforwards of $4.1 million that have varying expiration dates from 2011 to 2020. A full valuation allowance has been established against these credits for both years as we do not believe it is more likely than not that these credits will be utilized prior to expiration.

        No U.S. income taxes have been provided on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. Any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from earnings.

        We adopted FIN 48 effective September 29, 2007. As a result of the adoption, we recognized additional tax related liabilities of approximately $0.7 million resulting in a reduction to beginning retained earnings. In addition, we reclassified approximately $1.2 million of income tax liabilities from a current liability classification to a current receivable and a non-current liability classification, as payment of the liability is not anticipated within one year of the balance sheet date. We also recorded approximately $0.2 million of deferred tax assets relating to the tax benefits associated with interest expense and federal benefits associated with state tax expenses. As of September 26, 2008, the gross amount of unrecognized tax benefits, including penalty and interest, was approximately $2.5 million. If recognized, approximately $2.0 million would affect our effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, penalties, and the associated state deferred tax assets, is as follows (in thousands):

Balance as of September 28, 2007	$1,717
Change attributable to tax positions taken during a prior period	(241)
Change attributable to tax positions taken during the current period	—
Decreases attributable to settlements with tax authorities	—
Decreases attributable to lapse of statute of limitations	—

Balance as of September 26, 2008	$1,476

        We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, the Netherlands, Italy and various state jurisdictions. We have also made an evaluation of the potential impact of assessments by state jurisdictions in which we have not filed tax returns. During fiscal year 2008, the Internal Revenue Service completed the examination of our tax returns for the fiscal years 2002 through 2004, with no material change in taxes due for those periods. As of September 26, 2008, the

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

12. INCOME TAXES (Continued)

federal tax returns for fiscal years 2004 through 2008 will remain open until the statute closes for the years in which the net operating losses are utilized in the future. In addition, state and foreign tax returns for the fiscal years 2003 through 2008 are open to audit under the statute of limitations. As of September 26, 2008, it is not anticipated that any of the net unrecognized tax benefits will be recognized in the next twelve months.

        We have classified interest and penalties as a component of income tax expense. As of September 26, 2008, we had accrued interest and penalties of $0.8 million ($0.5 million after tax). As of September 28, 2007, we had accrued interest and penalties of $0.6 million ($0.4 million after tax).

13. COMMITMENTS AND CONTINGENCIES

Purchase and Supply Agreements:

        We had durum wheat, semolina, and other supply purchase commitments totaling approximately $102.0 million and $72.6 million at September 26, 2008 and September 28, 2007, respectively.

        We purchase our raw material requirements (including semolina and semolina/flour blends) for our Tolleson, Arizona facility from Bay State Milling Company ("Bay State") under a ten-year supply agreement that expires September 30, 2012. The agreement will automatically renew for a five-year term unless notice is given by either party on or before September 30, 2010, and may be renewed for additional periods under similar terms. We are obligated to purchase 80% of our annual Tolleson requirements for semolina from Bay State with an annual minimum of 50 million pounds. Pricing for these purchases are based on the cost of raw materials plus a conversion fee. We have satisfied our minimum requirements for fiscal years 2008, 2007 and 2006. In the event Bay State's ownership changes or under performs, we have the contractual right to purchase the mill at an established book value less accumulated depreciation.

Operating Leases:

        We lease office space, computer equipment and other equipment, under lease agreements accounted for as operating leases. The office lease agreement contains renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of September 26, 2008, our future minimum rental payments due under the non-cancelable operating lease agreements consist of the following (in thousands):

2009	$1,299
2010	957
2011	296
2012	34
2013	7
Thereafter	—

$2,593

        Rent expense was approximately $1.3 million for fiscal 2008, $1.2 million for fiscal year 2007 and $1.1 million for fiscal year 2006.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Governmental Investigations and Other Matters:

  •
  Beginning in the late summer of 2005, we received document requests and formal subpoenas from the Enforcement Division of the SEC relating to our accounting practices, financial reporting, proxy solicitation and other matters in connection with a formal, non-public investigation by the SEC staff of us and certain persons and entities employed by or associated with us. The United States Attorney's Office for the Western District of Missouri ("DOJ") also investigated these matters and coordinated with the SEC staff. On September 15, 2008, the SEC and DOJ announced the resolution of their investigations of us. Under the terms of settlement with the SEC, we agreed to a consent injunction requiring future compliance with federal securities laws. Under an agreement with the DOJ, we agreed to acknowledge responsibility for the conduct of certain former officers and former employees, to continue to cooperate with the DOJ, and to pay a monetary penalty of $7.5 million. The settlement was recorded in the fourth quarter of fiscal 2008.

  •
  During our ongoing analysis of financial matters, we reviewed transactions reported to the U.S. Department of Commerce (the "DOC") for the period July 1, 2002 through June 30, 2003 in the anti-dumping proceeding on pasta imported from Italy. Based on the data reported by us and our Italian subsidiary, Pasta Lensi, S.r.l., the DOC revoked the AD Order with respect to Pasta Lensi. During the investigation, information came to our attention that certain data reported to the DOC was incorrect and as a result, Pasta Lensi may not have been eligible for revocation of the AD Order. We disclosed the issue to the DOC. Simultaneously, we provided this information to the DOJ, which requested further information on this matter. As a result of our disclosure, the DOC published notice on February 22, 2008 in the Federal Register of its preliminary determination to reinstate Pasta Lensi in the existing anti-dumping duty order at a cash deposit rate of 45.6%, thereby requiring us to deposit this percentage of the value of the subject imports with the government. The preliminary determination applies, on a prospective basis, to all imports of subject products from and after February 22, 2008. A cash deposit rate of 45.6% would have a significant adverse impact to our working capital position. We have appealed this determination. We have substantially mitigated the impact of this order by changing its ingredient to organic semolina in March 2008, thereby manufacturing products for import into the U.S. that are exempt from the anti-dumping duty order. Based on our review, we do not believe this order will have a material effect on our financial condition.

        Each of these matters is ongoing and involves various risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.

Litigation Claims and Disputes:

  •
  Beginning in August, 2005, seven lawsuits containing similar allegations of misrepresentations and omissions concerning our financial statements and asserting both derivative and direct claims were filed in the United States District Court for the Western District of Missouri against us, certain of our current and former directors and officers, and our independent registered public accounting firm, Ernst & Young LLP. These lawsuits were consolidated into a single class action lawsuit asserting both derivative and direct claims. The Court dismissed the derivative claims because the plaintiffs failed to make a required demand on our Board of Directors. By stipulation of settlement filed with the Court on October 29, 2007, we agreed to settle all claims

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

    alleged in the lawsuit, including those alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On February 12, 2008, the Court granted final approval of the settlement. The settlement of the federal securities class action lawsuit was for $25.0 million, comprised of $11.0 million in cash, to be provided by our insurers, and $14.0 million in our common shares. Under the terms of the settlement, on March 27, 2008, class counsel received 527,903 common shares in satisfaction of the Court approved fee award. On September 12, 2008, the settlement administrator received 903,078 common shares for distribution to the class, thereby satisfying our obligations under the stipulation of settlement. The settlement was recorded in the fourth quarter of fiscal year 2005.

  •
  In November 2005, a shareholder derivative action styled Haag v. Webster, et al. (Case No. 05-CV-33137) was filed in the Circuit Court of Jackson County, Missouri. The petition names as defendants certain of our former officers and directors and our former independent registered public accounting firm, Ernst & Young LLP. We are named as a nominal defendant. The petition alleges that the defendants are liable to us for breaches of fiduciary duties and aiding and abetting such breaches, corporate waste, gross mismanagement, unjust enrichment, and abuse of control based upon our accounting practices and financial reporting; that certain former and current officers and directors are liable for breaches of fiduciary duties for insider selling and misappropriation of information; and that Ernst & Young LLP is liable for professional negligence and accounting malpractice, aiding and abetting breaches of fiduciary duty, and breach of contract. The petition seeks equitable relief and unspecified compensatory and punitive damages. On March 13, 2008, a settlement in principle was reached with plaintiff, subject to Court approval. The settlement requires us to adopt certain governance reforms and to pay $1.5 million in attorney's fees and costs to counsel for the plaintiff, which payment will be made under our insurance policies. On December 5, 2008, the Court granted final approval of the settlement.

  •
  On September 6, 2006, an action styled Chaiet v. Allen, et al. (Case No. 06-744-CV-W-DW) was filed in the United States District Court for the Western District of Missouri. The complaint asserts claims against certain of our former and current officers and directors for breaches of their fiduciary duties relating to our accounting practices and financial reporting. Plaintiff also asserts claims on behalf of a putative class against our current directors for failing to schedule or hold an annual meeting for 2006. We are named as a nominal defendant. The complaint seeks unspecified monetary damages on our behalf and an order requiring that an annual meeting be scheduled and held. The defendants have moved to dismiss this lawsuit as well. On February 12, 2007, the court stayed all future proceedings in the matter until forty-five days after we issue restated financial results, and required us to provide monthly reports regarding the status of our restatement process. On March 13, 2008, we reached an agreement, in principle, subject to court approval, to settle this action on a consolidated basis with the Haag action. On August 25, 2008 the Court granted preliminary approval of the settlement. Based on the final approval of the Haag action, we anticipate the Court will dismiss this action.

  •
  On March 7, 2007, a suit styled Zaleon v. American Italian Pasta Company (C.A. No. 2775-N) was filed in the Delaware Chancery Court against us alleging that no annual meeting of shareholders had been held since February 7, 2005, and requesting that we be compelled to convene an annual meeting. Proceedings in that matter are currently stayed by agreement of the parties. The settlement of the other two derivative actions resolves this action.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        From time to time and in the ordinary course of business, we are named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. While the resolution of such matters may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon its business or consolidated financial statements.

Indemnification and Pending Litigation Obligations:

        We have incurred significant expenses on our behalf and on behalf of the several individuals to whom we have indemnification obligations related to certain claims and investigations involving us and these individuals. The expenses incurred through the fiscal year ended September 26, 2008, in connection with all of these matters, including those associated with our restatement and pending legal matters, net of insurance proceeds, were $2.5 million in fiscal year 2005, $16.1 million in fiscal year 2006, $13.3 million in fiscal year 2007, and $17.5 million in fiscal year 2008. Included in fiscal year 2008 amount is the monetary penalty of $7.5 million payable to the U.S. Department of Justice.

Employment and Consulting Agreements:

        We have employment or severance agreements with certain officers providing for payments to be made in the event the employee is terminated related to a change in control as well as severance provisions not related to change in control.

        On September 28, 2005 we entered into a consulting agreement with Alvarez & Marsal LLC, to provide management services and a co-chief executive officer. The agreement provided for fees and incentive cash bonuses, as well as warrants for our stock, which warrants are described more fully in Note 19, Nonvested Stock and Warrants. All compensation, fees, and expenses under the agreement have been fully paid, with certain confidentially and indemnity obligations to Alvarez & Marsal LLC continuing under the agreement.

14. NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders, increased by the weighted average number of outstanding common shares and incremental shares that may be issued in future periods related to outstanding stock options and stock appreciation rights, if dilutive. When calculating incremental shares related to outstanding share options and stock appreciation rights, we apply the treasury stock method. The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the share options, are used to repurchase outstanding shares at the average market price for the period. The treasury stock method is applied only to share grants for which the effect is dilutive.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

14. NET INCOME (LOSS) PER COMMON SHARE (Continued)

        The computations of basic and diluted net income (loss) per share are as follows (in thousands, except share and per share data):

	September 26, 2008			September 28, 2007			September 29, 2006
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income (Loss)	Weighted Average Shares Outstanding	Per Share Amount
Basic net income (loss) per share	$19,111	19,118	$1.00	$5,348	18,673	$0.29	$(30,413)	18,386	$(1.65)
Effect of dilutive securities:
Stock options and stock appreciation rights		266			278			—

Diluted income (loss) per share	$19,111	19,384	$0.99	$5,348	18,951	$0.28	$(30,413)	18,386	$(1.65)

        For the years ended September 26, 2008 and September 28, 2007, weighted average outstanding shares totaling approximately 2.0 million and 1.5 million shares of common stock, respectively, were anti-dilutive and, therefore, not included in the computation of diluted income per share. For the fiscal year ended September 29, 2006, all potentially dilutive securities were excluded as we had a net loss per share.

15. EQUITY INCENTIVE PLANS

        In October 1992, a stock option plan was established that authorizes the granting of options to purchase up to 1,201,880 shares of our common stock by certain officers and key employees. In October 1993, an additional plan was established that authorizes the granting of options to purchase up to 82,783 shares of our common stock. In October 1997, a third stock option plan was established that authorizes the granting of nonvested shares and/or options to purchase up to 2,000,000 shares of our common stock by certain officers, key employees and contract employees. In December 2000, a fourth stock option plan was established that authorizes the granting of nonvested shares, options and stock appreciation rights to purchase up to 1,000,000 shares of our common stock by certain officers, key employees and contract employees. In February 2004, shareholders approved an additional 800,000 shares under the 2000 plan. We do not anticipate that we will repurchase shares on the open market during fiscal year 2009 for the purpose of satisfying share option or share appreciation right exercises.

        We utilize the Black-Scholes option valuation model to calculate the fair value of each option and stock appreciation right award. Expected volatility was based on the combination of the historical volatility of our common stock and the implied volatility of our options. The expected term of the options and stock appreciation rights represents the period of time until exercise or termination and is based on historical experience of similar awards, including vesting schedules and expectations of future behavior. The risk free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of a comparable life. We do not currently anticipate a dividend payout in the foreseeable future.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

15. EQUITY INCENTIVE PLANS (Continued)

        We did not issue stock options during the fiscal years 2008, 2007, and 2006. The assumptions used to record share-based compensation expense for stock appreciation rights under SFAS No. 123R for fiscal years 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Expected volatility	40.1% - 46.7%	38.6% - 42.3%	38.0% - 46.4%
Weighted-average volatility	41.6%	39.2%	45.9%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	3.8 - 5.9	3.8 - 5.2	4.5 - 5.5
Risk-free rate	3.44%	4.65%	4.70%
Weighted-average Black Scholes value	$3.01	$3.56	$1.69

Stock Options

        The stock options vest over one to five years in varying amounts, depending on the terms of the individual option agreements, and expire 10 years from the date of grant.

        A summary of our stock option activity, and related information, is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 28, 2007	940,164	$30.19
Forfeited	(2,860)	$28.77
Expired	(244,863)	$28.88

Outstanding at September 26, 2008	692,441	$30.66

Vested or expected to vest at September 26, 2008	687,573	$30.67	*	3.8
Exercisable at September 26, 2008	654,409	$30.80	*	3.7

    *
    There is no aggregate intrinsic value for options vested or expected to vest, or exercisable at September 26, 2008 as the market price of our stock was less than the exercise price of all outstanding options.

        There were no stock options issued or exercised during fiscal years 2008, 2007, or 2006.

        We recognized compensation expense related to stock options of $0.3 million, $0.3 million and $1.6 million in fiscal years 2008, 2007 and 2006, respectively. There is no income tax effect related to the stock option compensation expense as deferred income tax benefits otherwise provided are offset by valuation allowances as discussed in Note 12.

        As of September 26, 2008, we had $0.2 million of future unrecognized compensation costs that are expected to be recognized over a weighted average period of less than one year.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

15. EQUITY INCENTIVE PLANS (Continued)

Stock Appreciation Rights

        The stock appreciation rights vest over three to four years in varying amounts depending on the terms of the individual agreements, and expire seven years from the date of grant.

        A summary of our stock appreciation rights activity, and related information, is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 28,2007	1,230,783	$7.00
Granted	957,201	$7.43
Cancelled	(170,181)	$7.00

Outstanding at September 26,2008	2,017,803	$7.21

Vested or expected to vest at September 26, 2008	1,797,993	$7.21	$12,952,000	5.4
Exercisable at September 26, 2008	300,541	$6.98	$2,681,000	4.8

        The weighted average fair value for stock appreciation rights granted was $3.01 and $3.56 for the fiscal years ended September 26, 2008 and September 28, 2007.

        As of September 26, 2008, we had $3.4 million of future unrecognized compensation costs that are expected to be recognized over a weighted average period of 1.5 years related to stock appreciation rights. No stock appreciation rights were exercised during fiscal years 2008, 2007, or 2006.

        We recognized compensation expense related to stock appreciation rights of $1.3 million, $0.6 million, and $0.2 million in fiscal years 2008, 2007, and 2006, respectively. There is no income tax effect related to the stock appreciation rights compensation expense as deferred income tax benefits otherwise provided are offset by valuation allowances as discussed in Note 12.

16. EMPLOYEE BENEFIT PLANS

        We have a defined contribution plan organized under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows all qualifying employees to contribute up to the tax deferred contribution limit allowable by the Internal Revenue Service. We currently match 50% of the employee contributions, which is not to exceed 6% - 12% of the employee's salary, depending on the length of the employee's service. We may contribute additional amounts to the plan as determined annually by the Board of Directors. Employer contributions related to the plan totaled $0.9 million, $0.8 million and $0.7 million for the years ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively.

        We sponsor an Employee Stock Purchase Plan ("ESPP") which offered all employees the election to purchase our common stock at a price equal to 90% of the market value on the last day of the calendar quarter. Authorized shares under this plan were 100,000. During fiscal year 2005, we suspended the ESPP and have not determined when or under what terms this program may be reactivated.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

17. STOCK REPURCHASE PLAN

        In October 2002, our Board of Directors authorized up to $20.0 million to implement a common stock repurchase plan. We did not purchase any shares in fiscal years 2008, 2007 and 2006 under this program.

18. STOCKHOLDER RIGHTS PLAN

        On December 3, 1998, our Board of Directors adopted a Stockholder Rights Plan. Under the Plan, each common stockholder at the close of business on December 16, 1998 received a dividend of one right for each share of Class A common stock held. Each right entitles the holder to purchase one one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of $110.00. The rights will become exercisable and will detach from the common stock a specified period of time after any person has become the beneficial owner of 15% (20% if an institutional investor) or more of our common stock or commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% (20% if an institutional investor) or more of the common stock. When exercisable, each right will entitle the holder, other than the acquiring person, to purchase for the purchase price our common stock having a value of twice the purchase price.

        If, following an acquisition of 15% (20% if an institutional investor) or more of our common stock, we are involved in certain mergers or other business combinations or we sell or transfer more than 50% of our assets or earning power, each right will entitle the holder to purchase for the purchase price common stock of the other party to such transaction having a value of twice the purchase price.

        At any time after a person has acquired 15% (20% if an institutional investor) or more (but before any person has acquired more than 50%) of our common stock, we may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right.

        We may redeem the rights at a price of $.01 per right at any time prior to a specified period of time after a person has become the beneficial owner of 15% (20% if an institutional investor) or more of its common stock. The rights will expire on December 16, 2008, unless earlier exchanged or redeemed.

19. NONVESTED SHARE AWARDS AND WARRANTS

        During the fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006, we awarded 154,897, 76,994, and 239,682 shares of nonvested shares to employees with a weighted-average grant date values of $7.75, $8.80 and $4.25, respectively. The shares vest over either 3 or 4 years.

Liability Awards

        Prior to fiscal year 2008, we permitted employees to net-settle shares for taxes at amounts greater than minimum statutory withholding obligation, which resulted in the awards being classified as liabilities. In accordance with the provisions of SFAS 123R, we record expense on nonvested share awards equal to the change in fair value at the end of each reporting period. As of September 26, 2008, a $1.8 million liability related to these nonvested share awards is reported as a component of other long term liabilities.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

19. NONVESTED SHARE AWARDS AND WARRANTS (Continued)

        We received 6,606 shares at a weighted average price of $7.17, 19,455 shares at a weighted average price of $8.82 and 4,946 shares at a weighted average price of $7.99 in connection with the withholding of taxes upon vesting of nonvested shares in fiscal years 2008, 2007 and 2006, respectively, which is reflected as a financing activity within the consolidated statements of cash flows.

        Our nonvested share activity for awards subject to liability accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at September 28, 2007	226,326	$7.77
Vested	(39,984)	$10.23
Forfeited	(23,052)	$6.54

Nonvested at September 26, 2008	163,290	$7.34	$2,596,000

        Expense recognized related to nonvested shares subject to liability accounting amounted to $1.1 million, $0.7 million and $0.3 million in fiscal years 2008, 2007 and 2006, respectively. The weighted average remaining life of liability awards is 1.6 years.

        The total fair value of nonvested shares under liability accounting that vested during the fiscal years 2008, 2007 and 2006 was $0.3 million, $0.4 million and $0.1 million, respectively.

Equity Awards

        Nonvested shares issued during 2008 are classified as equity and compensation expense is recognized over the vesting period based on the fair value of the nonvested shares at grant date.

        Our nonvested share activity for awards subject to equity accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at September 28, 2007	—	$—
Granted	154,897	$7.75
Forfeited	(7,518)	$7.15

Nonvested at September 26, 2008	147,379	$7.78	$2,343,000

        As of September 26, 2008, none of these nonvested share awards had vested. Expense recognized related to these nonvested share awards totaled $0.3 million in fiscal year 2008. At September 26, 2008, unrecognized compensation expense related to these awards totaled approximately $0.9 million which will be recognized over a weighted average period of 2.7 years.

Other Stock Awards

        We have recognized expense related to stock awards issued to directors that vest immediately upon grant of $0.2 million, $0.2 million, and $0.1 million in fiscal years 2008, 2007 and 2006, respectively.

AMERICAN ITALIAN PASTA COMPANY

Notes to Consolidated Financial Statements (Continued)

19. NONVESTED SHARE AWARDS AND WARRANTS (Continued)

Warrants

        Pursuant to a 2005 agreement with Alvarez & Marsal, LLC, we issued 472,671 warrants to acquire our common stock as a component of compensation for their evaluation of our business and recommendations for improving our operating and financial performance. These warrants fully vested in January 2006 and compensation expense of $0.4 million was recognized during fiscal year 2006. The warrants may be exercised at a market price of $5.67 per share and expire in September 2010. As of September 26, 2008, none of these warrants had been exercised.

20. SIGNIFICANT CUSTOMERS

        Sales to Walmart, Inc. during the years ended September 26, 2008, September 28, 2007 and September 29, 2006, represented 22%, 23% and 22% of revenues, respectively. Sales to Sysco during the fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006, represented 9%, 9%, and 11% of revenues, respectively.

        Accounts receivable from Walmart and Sysco, as a percent of total trade and other receivables, amounted to 13% and 9%, respectively, as of September 26, 2008 and 19% and 2% as of September 28, 2007.

21. QUARTERLY FINANCIAL DATA—UNAUDITED

        The following quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

        Quarterly financial data is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year ended September 26, 2008
Revenues	$111,723	$139,568	$155,844	$162,061
Gross profit	24,335	32,240	24,997	40,733
Net income	$1,394	$9,444	$978	$7,295

Net income per common share (basic)	$0.07	$0.50	$0.05	$0.37
Net income per common share (assuming dilution)	$0.07	$0.50	$0.05	$0.36
Fiscal Year ended September 28, 2007
Revenues	$94,105	$96,793	$97,158	$110,066
Gross profit	24,287	21,695	19,717	23,604
Net income (loss)	$3,551	$176	$(232)	$1,853

Net income (loss) per common share (basic)	$0.19	$0.01	$(0.01)	$0.10
Net income (loss) per common share (assuming dilution)	$0.19	$0.01	$(0.01)	$0.10

        Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal income per share for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of September 26, 2008, the end of the period covered by this Annual Report on Form 10-K, management performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Exchange Act. The assessment was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on such evaluation we have concluded that, as of the end of such period, that our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting as discussed below.

        Notwithstanding the assessment of our internal control over financial reporting as not effective, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles ("GAAP").

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; that provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP; that provide reasonable assurance that receipts and expenditures are being made only in accordance with proper authorization; and that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements. This assessment used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

        Management assessed the effectiveness of the Company's internal control over financial reports as of September 26, 2008 using the COSO framework. Based on its assessment, management has identified a material weakness, described below, and has concluded that the Company's internal control over financial reporting was not effective as of September 26, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Our independent registered public accounting firm, Grant Thornton LLP, issued a report on our internal control over financial reporting as of September 26, 2008. That report appears in Item 8 of this Annual Report on Form 10-K.

Material Weakness

        As a result of our continuing efforts to complete the restatement of prior fiscal periods, management was unable to take necessary corrective actions to remediate the following previously reported material weaknesses as of September 26, 2008:

  •
  Financial Statement Closing Process

    The controls over the financial statement closing process did not operate effectively. Due to the additional requirements associated with the restatement, the Company was not able to file required reports with the SEC on a timely basis, nor were we able to perform related internal control activities including reconciliations and financial statement reviews on a timely basis, until our third quarter of this fiscal year. As described below in remediation initiatives, insufficient time remained as of September 26, 2008, to remediate fully and we could not test the effectiveness of our internal controls supporting the financial statement closing process.

Changes in Internal Control over Financial Reporting

        In fiscal 2008, we continued our substantial efforts, which began in fiscal 2005, to address our previously reported material weaknesses. To remediate the material weaknesses necessitates designing new business process controls, and testing them to ensure that they address the previously reported material weaknesses. We continue to review and make necessary changes to the design of our system of internal control, through critical assessments of the roles and responsibilities of each functional group within the organization, enhancing and documenting policies and procedures and providing relevant training, supervision and review where appropriate.

        The following material weaknesses were identified by management as of September 28, 2007, and have had the following remediation during our fiscal year ended September 26, 2008:

  •
  Application of GAAP

    Our personnel responsible for share-based compensation have received additional training and we have implemented a tracking and computational software for improved share-based accounting. In the area of income taxes, we have engaged external consultants to assist in the preparation of our income tax provision, tax return preparation, and the determination of the accounting impact of FIN48 adoption.

  •
  Internal Audit

    We have added a Director of Internal Audit to our staff as well as hired an IT Audit Manager. Internal Audit reports directly to the Board of Director's Audit Committee.

  •
  Policies and Procedures

    We continue to formalize the policy statements in appropriate areas of accounting and financial reporting controls, as well as continuing to develop implementation procedures under each policy statement.

  •
  Disclosure Controls

    During fiscal year 2008 we have become current with all periodic reports required by the SEC and the NASDAQ. For each financial filing occurring in the fiscal year, the Company's Disclosure Committee was active in ensuring complete and accurate disclosure as required by GAAP and various regulatory bodies. Process sub-certification was implemented during the fourth quarter for the timely updating of internal control processes. We have added a Vice President, Corporate Controller with SEC reporting expertise to our staff.

    During the fourth quarter of fiscal year 2008, we have the following changes to our internal control over financial reporting:

  •
  Financial Statement Closing Process

    We completed the filing of our delinquent SEC reports on August 6, 2008 and added our Vice President, Corporate Controller in the same month, subsequently allowing us to devote more time and resources to the timely completion of our financial statement close activities including financial statement reviews and account reconciliations. To deem these process controls fully remediated, the Company requires additional time to demonstrate that it can consistently and effectively meet its financial statement close deadlines.

Continued Internal Control and Financial Reporting Matters

        Our ability to improve our internal control process, implement our remediation initiatives, and test the effectiveness of enhancements to internal controls has been limited given the time required in fiscal year 2008 to become current on prior filing requirements.

        Our testing and evaluation of the operating effectiveness and sustainability of the changes to our internal control over financial reporting with respect to the material weakness will continue as the above referenced remediation actions are still in the implementation process. As a result, we may identify additional changes that are required to remediate the material weakness or to otherwise improve internal controls.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information appearing under the captions "Information About the Board of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for our 2009 Annual Meeting of Shareholders (the "2009 Proxy Statement") is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information appearing under the captions "Information About the Board of Directors and Executive Officers—Director Compensation and Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" (other than the "Compensation Committee Report," which is deemed furnished herein by reference) in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information appearing under the captions "Stock Ownership of Major Stockholders", "Stock Ownership of Officers and Directors" and "Executive Compensation—Equity Compensation Plan Information" in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information appearing under the captions "Related Party Transactions" and "Information About the Board of Directors and Executive Officers—Corporate Governance" in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information appearing under the caption "Accounting Fees and Services" in the 2009 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following items are filed as a part of the report:

1.
The Company's consolidated financial statements prepared in accordance with Regulation S-X, including the consolidated statements of operations, cash flows, stockholders' equity, and comprehensive income for the three fiscal years ended September 26, 2008 September 28, 2007 and September 29, 2006 and the consolidated balance sheets as of September 26, 2008 and September 28, 2007, and related notes and the Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K.
2.	Schedule II—Valuation and Qualifying Accounts
3.	The list of exhibits following the signature page of this Annual Report on Form 10-K is incorporated by reference herein in partial response to this Item 15.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ITALIAN PASTA COMPANY
By:	/s/ JOHN P. KELLY John P. Kelly President and Chief Executive Officer

Date: December 10, 2008

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

Name	Title	Date

/s/ WILLIAM R. PATTERSON William R. Patterson	Chairman of the Board of Directors	December 10, 2008
/s/ JOHN P. KELLY John P. Kelly	President, Chief Executive Officer and Director (principal executive officer)	December 10, 2008
/s/ PAUL R. GEIST Paul R. Geist	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	December 10, 2008
/s/ JONATHAN E. BAUM Jonathan E. Baum	Director	December 10, 2008
/s/ TIM M. POLLAK Tim M. Pollak	Director	December 10, 2008

Name	Title	Date

/s/ MARK C. DEMETREE Mark C. Demetree	Director	December 10, 2008
/s/ JAMES A. HEETER James A. Heeter	Director	December 10, 2008
/s/ TERENCE C. O'BRIEN Terence C. O'Brien	Director	December 10, 2008
/s/ DAVID W. ALLEN David W. Allen	Director	December 10, 2008
/s/ RONALD C. KESSELMAN Ronald C. Kesselman	Director	December 10, 2008
/s/ ROBERT J. DRUTEN Robert J. Druten	Director	December 10, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Not applicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN ITALIAN PASTA COMPANY

Description	Balance at Beginning of Period	Charged to Costs and Expense	Deductions(1)	Balance at End of Period
Year Ended September 26, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,205,000	$368,000	$239,000	$2,334,000
Allowance for excess or obsolete spare parts inventory	1,107,000	488,000	633,000	962,000
Allowance for slow-moving, damaged and discontinued inventory	643,000	1,233,000	1,185,000	691,000

Total	$3,955,000	$2,089,000	$2,057,000	$3,987,000

Year Ended September 28, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,276,000	$220,000	$291,000	$2,205,000
Allowance for excess or obsolete spare parts inventory	1,278,000	(91,000)	80,000	1,107,000
Allowance for slow-moving, damaged and discontinued inventory	1,499,000	788,000	1,644,000	643,000

Total	$5,053,000	$917,000	$2,015,000	$3,955,000

Year ended September 29, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,376,000	$(100,000)	$—	$2,276,000
Allowance for excess or obsolete spare parts inventory	1,273,000	5,000	—	1,278,000
Allowance for slow-moving, damaged and discontinued inventory	10,470,000	1,420,000	10,391,000	1,499,000

Total	$14,119,000	$1,325,000	$10,391,000	$5,053,000

(1)
Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from allowance for excess or obsolete spare parts inventory equal inventory written off against the allowance. Deductions from allowance for slow-moving, damaged and discontinued inventory equal inventory written off, less recoveries, against the allowance.

 EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles and By-Laws.
	3.1	The Company's amended and restated Certificate of Incorporation dated October 7, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for fiscal 2005, filed June 16, 2008).
	3.2	The Company's amended and restated Bylaws dated October 7, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 4, 2008).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
	4.1	The specimen certificate representing the Company's Class A Convertible Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to the IPO Registration Statement).
	4.2	The specimen certificate representing the Company's Class B Convertible Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement).
4.3
Section 7.1 of the Company's amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for fiscal 2007 filed June 27, 2008).
	4.4	Article II of the Company's amended and restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 4, 2008).
	4.5	Sections 1, 2, 3, 4 of Article III of the Company's amended and restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 4, 2008).
	4.6	Article VII of the Company's amended and restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 4, 2008).
	4.7	Article IX of the Company's amended and restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 4, 2008).
4.8.1
Amended and Restated Credit Agreement, dated as of March 13, 2006, by and between the Company and Bank of America, N.A., as Lender, letter of credit issuer and Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed March 15, 2006).
	4.8.2	First Amendment to Amended and Restated Credit Agreement, dated as of March 13, 2007 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed March 16, 2007).
	4.8.3	Second Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed December 31, 2007).
4.9
Shareholders Rights Agreement, dated December 3, 1998, between American Italian Pasta Company and UMB Bank, N.A. as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement dated December 14, 1998 on Form 8-A12B (Commission File No. 001-13403)).
	4.10	Certificate and First Amendment to Rights Agreement (incorporated by reference to Exhibit 4 to the Company's Form 8-K filed January 6, 2003).

Exhibit Number	Description
	4.11		Warrant to Purchase Class A Convertible Common Stock dated March 10, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 16, 2006).
(10)	Material Contracts.
	10.1	*	Board of Directors Compensation Program.
	10.2	*
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 16, 2005), and schedule of parties (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for fiscal 2005, filed June 16, 2008).
	10.3.1	*	Severance Agreement between the Company and Walt George dated October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 6, 2005).
	10.3.2	*	Separation Agreement between the Company and Timothy S. Webster dated December 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 8, 2005).
	10.3.3	*	Separation Agreement between the Company and Horst W. Schroeder dated January 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2006).
	10.3.4	*	Cash Incentive Plan for fiscal 2007 and 2008 (incorporated by reference to Exhibit 10.5.10 to the Company's Annual Report on Form 10-K for fiscal 2005, filed June 16, 2008).
	10.3.5	*	Employment agreement dated November 6, 2007 between the Company and John P. Kelly (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 8, 2007).
	10.4.1	*	1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the IPO Registration Statement).
	10.4.2	*	First amendment to 1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ending July 31, 1998).
	10.4.3	*	American Italian Pasta Company 2000 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the period ending June 29, 2001).
	10.4.4	*	Amendment to the 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ending January 2, 2004).
	10.4.5	*
Form of Restricted Stock Agreement for Restricted Stock Awards granted pursuant to the Company's 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the period ending September 30, 2002).
	10.4.6	*
Form of Stock Option Award Agreement for Stock Option Awards Pursuant to the Company's 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ending March 31, 2003).
	10.4.7	*	New Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 8, 2006).

Exhibit Number	Description
	10.4.8	*	Form of Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 8, 2006).
10.5
Product Supply and Pasta Production Cooperation Agreement dated May 7, 1998 between the Registrant and Harvest States Cooperatives (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ending July 31, 1998).
10.6
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
	10.7		Letter Agreement between the Company and Alvarez & Marsal, LLC, dated September 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 4, 2005).
	10.8		Letter Agreement between the Company and Alvarez & Marsal, LLC, dated March 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 16, 2006).
	10.9		Letter Agreement between the Company and Alvarez & Marsal, LLC, dated March 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 27, 2007).
10.10
Letter Agreement between the Company and Alvarez & Marsal, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for fiscal 2005, filed June 16, 2008).
	10.11		Real Estate Contract between the Company and ST Specialty Foods, Inc. dated June 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 16, 2006).
	10.12	*
American Italian Pasta Company Severance Plan for Senior Vice Presidents and Above. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal 2007, filed June 27, 2008).
	21		Subsidiaries of the registrant.
	23.1		Consent of Grant Thornton LLP.
	23.2		Consent of Ernst & Young LLP.
	24		Power of Attorney.
The power of attorney is set forth on the signature page of this Annual Report on Form 10-K.
	31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Represents a management contract or a compensatory plan or arrangement.

QuickLinks

AMERICAN ITALIAN PASTA COMPANY FORM 10-K FISCAL YEAR ENDED SEPTEMBER 26, 2008 INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among American Italian Pasta Company. The Russell 2000 Index And A Peer Group
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AMERICAN ITALIAN PASTA COMPANY Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN ITALIAN PASTA COMPANY CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
AMERICAN ITALIAN PASTA COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
AMERICAN ITALIAN PASTA COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
AMERICAN ITALIAN PASTA COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
AMERICAN ITALIAN PASTA COMPANY SUPPLEMENTAL CASH FLOW INFORMATION (in thousands)
AMERICAN ITALIAN PASTA COMPANY Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AMERICAN ITALIAN PASTA COMPANY
EXHIBIT INDEX