Form 10-Q
period 2009-01-02
AMERICAN ITALIAN PASTA CO
filed 2009-02-11
CIK 849667

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X|  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the quarterly period ended January 2, 2009

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
                                         Yes | | No |X|

     As of January 30, 2009, the Registrant had 20,432,198 shares of common stock, par value $0.001 per share, outstanding.

                         AMERICAN ITALIAN PASTA COMPANY
                                    Form 10-Q
                      Fiscal Quarter Ended January 2, 2009

                                Table of Contents

Part I - Financial Information                                              Page

     Item 1.   Condensed Consolidated Financial Statements (unaudited)         1

               Condensed Consolidated Balance Sheets at January 2,
               2009 and September 26, 2008                                     1

               Condensed Consolidated Statements of Operations for
               the fourteen week period ended January 2, 2009 and
               thirteen week period ended December 28, 2007                    2

               Condensed Consolidated Statements of Cash Flows for
               the fourteen week period ended January 2, 2009 and
               thirteen week period ended December 28, 2007                    3

               Notes to Condensed Consolidated Financial Statements            4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     18

     Item 4.   Controls and Procedures                                        18

Part II - Other Information

     Item 1.   Legal Proceedings                                              18

     Item 1A.  Risk Factors                                                   19

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    19

     Item 3.   Defaults Upon Senior Securities                                19

     Item 4.   Submission of Matters to a Vote of Security Holders            19

     Item 5.   Other Information                                              19

     Item 6.   Exhibits                                                       19

Signatures                                                                    20

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         AMERICAN ITALIAN PASTA COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                      (in thousands, except share amounts)

                                                            January 2, 2009      September 26, 2008
                                        ASSETS
Current assets:
     Cash and cash equivalents                                  $   42,316            $   38,623
     Short term investments                                          1,459                 2,370
     Trade and other receivables, net                               45,397                49,197
     Inventories                                                    59,489                66,026
     Other current assets                                            9,363                 5,819
     Deferred income taxes                                           1,251                 2,126
                                                                ----------            ----------
Total current assets                                               159,275               164,161
Property, plant and equipment, net                                 299,022               303,503
Brands                                                              79,356                79,769
Other assets                                                         4,952                 5,591
                                                                ----------            ----------
Total assets                                                    $  542,605            $  553,024
                                                                ==========            ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $   30,162              $ 29,541
     Accrued expenses                                               24,112                37,357
     Short term debt and current maturities of long term debt        1,752                24,913
                                                                ----------            ----------
Total current liabilities                                           56,026                91,811
Long term debt, less current maturities                            217,000               217,000
Income taxes payable                                                 1,810                 1,783
Deferred income taxes                                               32,771                34,054
Other long term liabilities                                          3,176                 2,405
                                                                ----------            ----------
Total liabilities                                                  310,783               347,053
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
        Authorized shares - 10,000,000; Issued and
        outstanding shares - none                                        -                     -
     Class A common stock, $.001 par value:
        Authorized shares - 75,000,000; Issued and
        outstanding shares - 22,561,601 and 20,364,122,
        respectively, at January 2, 2009; 22,454,145
        and 20,259,060, respectively, at September 26, 2008             23                    22
     Class B common stock, par value $.001
        Authorized shares - 25,000,000; Issued and
        outstanding - none                                               -                     -
     Additional paid-in capital                                    262,886               261,772
     Treasury stock, 2,197,479 shares at January 2, 2009
        and 2,195,085 shares at September 26, 2008, at cost       (52,115)              (52,076)
     Accumulated other comprehensive income                         15,475                16,728
     Retained earnings (accumulated deficit)                         5,553              (20,475)
                                                                ----------            ----------
Total stockholders' equity                                         231,822               205,971
                                                                ----------            ----------
Total liabilities and stockholders' equity                      $  542,605            $  553,024
                                                                ==========            ==========

         See accompanying notes to the unaudited condensed consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (in thousands, except per share amounts)

                                                                        Quarter Ended
                                                       ------------------------------------------------
                                                          January 2, 2009         December 28, 2007
                                                          (Fourteen Weeks)        (Thirteen Weeks)

  Revenues                                                     $ 171,206               $ 111,723
  Cost of goods sold                                             122,362                  87,388
                                                              ----------              ----------
  Gross profit                                                    48,844                  24,335

  Selling and marketing expense                                    7,364                   6,020
  General and administrative expense                               8,653                  10,160
  Losses related to long-lived assets                                347                       -
                                                              ----------              ----------
  Operating profit                                                32,480                   8,155
  Interest expense, net                                            5,878                   7,088
  Other (income) expense, net                                         95                    (17)
                                                              ----------              ----------

  Income before income taxes                                      26,507                   1,084
  Income tax expense (benefit)                                       479                   (310)
                                                              ----------              ----------
  Net income                                                  $   26,028              $    1,394
                                                              ==========              ==========

  Net income  per common share (basic)                        $     1.28              $     0.07

  Weighted-average common shares outstanding (basic)              20,257                  18,727
                                                              ==========              ==========

  Net income per common share (diluted)                       $     1.23              $     0.07

  Weighted-average common shares outstanding (diluted)            21,078                  18,938
                                                              ==========              ==========

         See accompanying notes to the unaudited condensed consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                                                     Quarter Ended
                                                                      ---------------------------------------------
                                                                         January 2, 2009       December 28, 2007
                                                                        (Fourteen Weeks)       (Thirteen Weeks)

OPERATING ACTIVITIES:
Net income                                                               $       26,028             $    1,394
Adjustments to reconcile net income to net cash
       provided by operations:
                Depreciation and amortization                                     6,806                  6,353
                Stock-based compensation expense                                  1,569                    382
                Other                                                               568                    113
                Changes in operating assets and liabilities:
                    Trade and other receivables                                   1,950                    221
                    Inventories                                                   5,805               (12,095)
                    Other current assets                                        (3,561)                (1,734)
                    Accounts payable and accrued expenses                      (11,800)                  6,842
                    Other                                                          (81)                  (411)
                                                                             ----------             ----------
Net cash provided by operating activities                                        27,284                  1,065

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                      (1,909)                (2,447)
Proceeds from the disposal of property, plant and equipment                         245                      -
Short term investments under orderly liquidation                                      -                (7,379)
Redemption of short-term investments                                                622                    656
                                                                             ----------             ----------
Net cash used in investing activities                                           (1,042)                (9,170)

FINANCING ACTIVITIES:
Principal payments on debt                                                     (23,099)                  (100)
Other                                                                              (39)                    (1)
Excess tax benefit related to share based compensation                              823                      -
                                                                             ----------             ----------
Net cash used in financing activities                                          (22,315)                  (101)
Effect of exchange rate changes on cash                                           (234)                    116
                                                                             ----------             ----------
Net increase (decrease) in cash and cash equivalents                              3,693                (8,090)
Cash and cash equivalents, beginning of period                                   38,623                 16,635
                                                                             ----------             ----------
Cash and cash equivalents, end of period                                     $   42,316             $    8,545
                                                                             ==========             ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                       $    6,578             $    6,569
                                                                             ==========             ==========
Cash income tax refunded, net                                                $        6             $        -
                                                                             ==========             ==========

Non-cash investing and financing activities
     Property, plant and equipment accrued in accounts payable               $    1,016             $      100
                                                                             ==========             ==========

         See accompanying notes to the unaudited condensed consolidated financial statements.

                         AMERICAN ITALIAN PASTA COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Unless the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to "the Company", "we", "us", "our", and similar words are to
American Italian Pasta Company and its subsidiaries.

1.   BASIS OF PRESENTATION

We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.
Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year. Our first quarter of fiscal year 2009 contained 14 weeks and the first quarter of fiscal year 2008 contained 13 weeks. Fiscal year 2009 will be a 53-week fiscal year and will end on October 2, 2009. Fiscal year 2008 was a 52-week year and ended on September
26, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fourteen weeks ended January 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended October 2, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-K for the fiscal year ended September 26,
2008.

2.   FAIR VALUE MEASURES

We adopted FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), for
financial assets and liabilities as of the beginning of fiscal year 2009. SFAS
157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The standard describes three levels of inputs that may be used to measure fair value:

          Level 1 -- Quoted prices in active markets for identical assets or liabilities;

          Level 2 -- Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

          Level 3 -- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of January 2, 2009, our financial assets that are measured at fair value on a recurring basis consisted of $1.5 million of short-term investments. These investments were valued using Level 2 observable inputs. We have no financial liabilities that are required to be measured at fair value on a recurring basis.

In accordance with SFAS 157-2, "Effective Date of FASB Statement No. 157," we
continue to evaluate the potential impact of applying the provisions of SFAS 157 to our non-financial assets and liabilities beginning in fiscal year 2010.

We have also considered the guidance contained in accordance SFAS 157-3,
"Determining the Fair Value of a Financial Asset When the Market for That Asset
Is Not Active," in applying the provisions of SFAS 157 when the market for a financial asset is inactive.

In February 2007, the FASB issued Statement of Financial Accounting Standards
No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"
("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and is effective for our current fiscal year. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. We did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159; therefore, the adoption of SFAS 159 did not have any effect on the accompanying condensed consolidated financial statements.

3.   INVENTORIES

Inventories are carried at standard costs adjusted for capitalized variances, which approximate the lower of cost, determined on a first-in, first-out (FIFO)
basis, or market. We periodically review our inventory for slow-moving, damaged or discontinued items and adjust our reserves to reduce such items identified to their recoverable amount.

During the fourteen week quarter ended January 2, 2009 and the thirteen week quarter ended December 28, 2007, respectively, we recognized $0.5 million and
$0.2 million of expense related to slow moving, damaged, and discontinued
inventory. This expense is included as a component of cost of goods sold on the condensed consolidated statement of operations.

Inventories consist of the following (in thousands):

                                                                       January 2, 2009        September 26, 2008

   Finished goods                                                           $  44,765             $  44,861
   Raw materials, additives, packaging materials and work-in-process           15,526                21,856
   Reserves for slow-moving, damaged and discontinued inventory                 (802)                 (691)
                                                                            ---------             ---------
                                                                            $  59,489             $  66,026
                                                                            =========             =========

4.   SHORT TERM DEBT

Our Italian subsidiary has credit facilities that allow 30-60 day advances that are based on accounts receivable balances pledged and are secured by our Italian accounts receivables and other assets. As of January 2, 2009 and September 26,
2008 we had balances outstanding under these credit facilities totaling $1.8 million and $2.0 million, respectively. These credit facilities bear interest at an average rate of 3.2% as of January 2, 2009. Our U.S. Credit Facility includes restrictions that limit borrowings by our Italian subsidiary to $5.0 million. As of the end of the current period, we had available borrowing capacity of $2.9 million under these agreements.

In addition, as of January 2, 2009, our Italian subsidiary has $0.3 million available under a general line of credit; we did not have any borrowings outstanding under this general line of credit.

5.   LONG-TERM DEBT

Long term debt consists of the following (in thousands):
                                                             January 2, 2009     September 26, 2008

              Borrowings under U.S. credit facility             $ 217,000             $ 239,900
              Less current portion                                      -                22,900
                                                                ---------             ---------
                                                                $ 217,000             $ 217,000
                                                                =========             =========

As of January 2, 2009, the U.S. credit facility, as amended, is comprised of a
$217.0 million term loan and a $30.0 million revolving credit facility. The U.S.
credit facility is secured by substantially all of our domestic assets and provides for interest at either LIBOR rate plus 550 basis points or at an alternate base rate calculated as prime rate plus 450 basis points. The term loan matures in March 2011 and does not have scheduled principal payments.
Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement. As of September 26, 2008, the excess cash flow payment due under this agreement was approximately $22.9 million, which was paid from available

cash during the first quarter of fiscal year 2009. The weighted average term loan interest rate in effect at January 2, 2009 was 7.7%. We had no borrowings outstanding under the revolving credit facility as of January 2, 2009. The outstanding letters of credit under our revolving credit facility totaled approximately $1.4 million as of January 2, 2009. Accordingly, we had additional borrowing capacity of $28.6 million under the U.S. credit facility as of January
2, 2009.

Our U.S. credit facility contains restrictive covenants, including financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and our ability to enter into certain contractual arrangements. We were in compliance with these financial covenants as of January 2, 2009.

6.   CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

On October 28, 2000, the U.S. government enacted the "Continued Dumping and
Subsidy Offset Act of 2000", commonly referred to as the Byrd Amendment, which provided that assessed anti-dumping and subsidy duties liquidated by the
Department of Commerce on Italian and Turkish imported pasta after October 1,
2000 would be distributed to affected domestic producers. The Byrd Amendment provides for annual payments from the U.S. government; we record these payments as revenue in the period in which the amount, and the right to receive the payment, can be reasonably determined.

We recognized revenue of $0.8 million and $4.6 million related to payments received during the fourteen week period ended January 2, 2009 and the thirteen week period ended December 28, 2007, respectively.

Effective October 1, 2007, the Act was repealed, resulting in the discontinuation of future distributions to affected domestic producers for duties assessed after such date. It is not possible to reasonably estimate amounts, if any, to be received in the future on duties assessed prior to
October 1, 2007.

7.   INCOME TAXES

We account for taxes under the provisions of SFAS 109, "Accounting for Income
Taxes". The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

We recorded an income tax expense of $0.5 million for the fourteen week quarter ended January 2, 2009. The expense is attributable primarily to the recognition of current tax provision related to the Federal alternative minimum tax.

It is our policy to classify interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense were less than $0.1 million for the fourteen week quarter ended
January 2, 2009. Accrued interest and penalties were $0.8 million as of January
2, 2009 and September 26, 2008.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, the Netherlands, Italy and various state jurisdictions. We also made an evaluation of the potential impact of assessments by state jurisdictions in which tax returns are not filed.

As of January 2, 2009 the federal tax returns for the fiscal years ended 2004 through 2007 remain open, although the IRS completed an examination for the fiscal year ended 2004 during 2008. In addition, state and foreign tax returns for the fiscal years ended 2003 through 2007 are open to audit under the statute of limitations. As of January 2, 2009, we do not believe there will be a significant change in the total amount of unrecognized tax benefits.

As of September 26, 2008, we had federal net operating loss carryforwards of
$94.7 million. A partial valuation allowance was established as we did not believe it was more likely than not that the carryforwards would be fully utilized prior to expiration. In making this determination, we did not consider future taxable income due to the existence of a three-year cumulative loss as of
September 26, 2008.

As of January 2, 2009, we had cumulative income for the preceding three-year period and based on all available evidence, both positive and negative, management has determined that it is more likely than not that we will realize the benefit of federal and certain state net operating loss carryforwards that previously had a valuation allowance. Consequently, the benefit of reducing that portion of the valuation allowance attributable to these loss carryforwards is reflected in the determination of our estimated annual effective tax rate.
Accordingly, our effective tax rate is approximately 1.8% and primarily relates to both this reduction in the valuation allowance and a liability for federal alternative minimum tax.

We have elected the tax law ordering approach to determine when excess tax deductions resulting from equity awards are realized. Therefore, excess tax benefits resulting from current year equity award exercises have been recognized as a component of additional paid-in capital.

We also evaluated existing valuation allowances related to certain state net operating loss carryforwards, alternative minimum tax credit carryforwards, general business credit carryforwards, and foreign operating loss carryforwards.
Based on all available evidence, both positive and negative, we determined that it is not more likely than not that we will realize the benefits related to these carryforwards. We will continue to evaluate the valuation allowance related to these carryforwards at the end of each period taking into account current and forecasted operating results.

As of January 2, 2009 and September 26, 2008, our valuation allowance related to all operating loss and credit carryforwards totaled $27.4 million and $37.1 million respectively

8.   EQUITY INCENTIVE PLANS

Our current equity plan, which was approved in December 2000 and amended in
February 2004, authorizes us to grant nonvested shares, stock options, and stock appreciation rights to certain officers, key employees and contract employees for the purchase or award of up to 1.8 million shares of our common stock, plus shares subject to forfeited awards under our prior equity incentive plan. We also have outstanding stock options to purchase approximately 0.1 million shares of our common stock that were issued under terminated equity incentive plans established during October 1992, October 1993, and October 1997. Generally, we
issue new shares upon the award of nonvested shares and the exercise of stock options or stock appreciation rights. Accordingly, we do not anticipate the repurchase of shares on the open market during fiscal year 2009 for the purpose of satisfying stock option or stock appreciation right exercises.

Stock Options

      A summary of our stock option activity, and related information, is as follows:

                                                                                           Weighted
                                                                                           Average
                                                                                          Remaining
                                                           Weighted        Aggregate     Contractual
                                         Number of          Average        Intrinsic         Term
                                           Shares       Exercise Price        Value       (in years)

Outstanding at September 26, 2008          692,441         $ 30.66
     Expired                             (181,385)         $ 26.32
                                        ----------
Outstanding at January 2, 2009             511,056         $ 32.19
                                        ==========
Vested or expected to vest at January      506,866         $ 32.22          $89,000          4.1
2, 2009
Exercisable at January 2, 2009             478,323         $ 32.45          $87,000          4.0

      The aggregate intrinsic value for options vested or expected to vest, or exercisable at January 2, 2009 includes only those shares for which the exercise price is less than the current market price.

      Stock options generally vest over three or five years in varying amounts depending on the terms of the individual agreements, and expire ten years from the date of grant.

      No stock options were issued or exercised during either the fourteen weeks ended January 2, 2009 or the thirteen weeks ended December 28, 2007.

      We recognized compensation expense, which is a non-cash charge, related to stock options of $0.1 million for both the fourteen week period ended
      January 2, 2009 and the thirteen week period December 28, 2007. There is no tax effect related to the stock option compensation expense as deferred income tax benefits otherwise provided are offset by valuation allowances as discussed in Note 7.

Stock Appreciation Rights

     A summary of our stock appreciation rights activity, and related information, is as follows:

                                                                                                    Weighted
                                                                                                    Average
                                                                  Weighted                         Remaining
                                                                   Average        Aggregate       Contractual
                                                 Number of        Exercise        Intrinsic           Term
                                                  Shares            Price           Value          (in years)

       Outstanding at September 26, 2008          2,017,803         $7.21
            Exercised                             (158,366)         $6.83
                                                -----------
       Outstanding at January 2, 2009             1,859,437         $7.24
                                                ===========

       Vested or expected to vest at January
       2, 2009                                    1,666,933         $7.89        $26,179,000           5.2

       Exercisable at January 2, 2009               355,502         $7.34        $ 5,548,000           5.2

     The stock appreciation rights vest over three or four years in varying amounts depending on the terms of the individual agreements, and expire seven years from the date of grant.

     We did not issue any stock appreciation rights during the fourteen weeks ending January 2, 2009. Stock appreciation rights with an intrinsic value of $2.3 million were exercised during the fourteen weeks ending January 2,
     2009, which resulted in the issuance of approximately 107,000 shares of common stock. The exercise had no impact on our cash flows. The tax benefit of $0.7 million related to the stock appreciation right exercise price in excess of the fair value at the grant date is included as a component of cash flows from financing activities.

     We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $0.3 million and $0.2 million for the fourteen week period ended January 2, 2009 and for the thirteen week period December 28,
     2007, respectively. There is no tax effect related to the stock appreciation rights compensation expense as deferred income tax benefits otherwise provided are offset by valuation allowances as discussed in Note
     7.

Nonvested Share Liability Awards

     Our nonvested share activity for awards subject to liability accounting is as follows:

                                                                         Weighted Average      Aggregate
                                                        Number of           Grant Date         Intrinsic
                                                          Shares            Fair Value           Value

              Nonvested at September 26, 2008            163,290             $  7.34
              Vested                                       (450)             $ 27.02
                                                        --------
              Nonvested at January 2, 2009               162,840             $  7.29          $3,737,000
                                                        ========

     Nonvested share liability awards vest over four or five years.

     For awards granted prior to fiscal year 2008, we permitted employees to net-settle shares for taxes at amounts greater than minimum statutory withholding obligation, which resulted in the awards being classified as long term liabilities. In accordance with the provisions of SFAS 123R, we record expense on nonvested share awards based on the fair value at the end of each reporting period.

     The total fair value of nonvested liability award shares that vested during the fourteen week period ended January 2, 2009 and thirteen week period ended December 28, 2007 was less than $0.1 million for each period. Upon vesting, the liability related to the vested share is derecognized and recorded as a component of additional paid-in capital.

     We recognized compensation expense, a non-cash charge, related to nonvested liability award shares of $1.0 million during the fourteen week period ended January 2, 2009 and less than $0.1 million for the thirteen week period December 28, 2007. The weighted average remaining life of liability awards is 1.4 years.

Nonvested Share Equity Awards

     Our nonvested share activity for awards subject to equity accounting is as follows:

                                                                            Weighted
                                                                         Average Grant         Aggregate
                                                        Number of             Date             Intrinsic
                                                         Shares            Fair Value            Value

              Nonvested at September 26, 2008             147,379            $  7.78
              Vested                                     (35,142)            $  7.82
                                                         --------
              Nonvested at January 2, 2009                112,237            $  7.77           $2,576,000
                                                         ========

     Nonvested share equity awards vest over either three or four years.
     Nonvested shares issued during or after fiscal year 2008 are classified as equity and compensation expense is recognized over the vesting period based on the fair value of the nonvested shares at grant date.

     We recognized compensation expense, a non-cash charge, related to nonvested equity award shares totaled $0.1 million during the fourteen weeks ended
     January 2, 2009. The nonvested equity awards were first granted during the thirteen weeks ended December 28, 2007 and less than $0.1 million of compensation expense was recognized during that period. At January 2, 2009, unrecognized compensation expense related to these awards totaled approximately $0.8 million and will be recognized over a weighted average period of 2.5 years.

     The tax benefit of $0.1 million related to the nonvested equity share award exercise price in excess of the fair value at the grant date is included as a component of cash flows from financing activities.

     Holders of both equity and liability awards are permitted to net settle shares to satisfy the minimum statutory tax withholding obligation. We received 2,394 and 97 shares at a weighted average price of $15.83 and
     $9.00 in connection with the withholding of taxes upon vesting of shares awards during the fourteen week period ended January 2, 2009 and thirteen week period ended December 28, 2007, respectively, which is reflected as a financing activity within the condensed consolidated statements of cash flows.

9.   EARNINGS PER SHARE

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

                                                                                 Quarter Ended
                                                            January 2, 2009                        December 28, 2007
                                                           (Fourteen Weeks)                         (Thirteen Weeks)
                                                  ------------------------------------    -------------------------------------
                                                                Weighted                               Weighted
                                                                Average       Per                       Average
                                                     Net         Shares       Share          Net        Shares       Per Share
                                                   Income     Outstanding    Amount        Income     Outstanding     Amount

Basic earnings per share                          $26,028        20,257     $ 1.28         $1,394        18,727       $ 0.07

Effect of dilutive securities:
  Stock options and stock appreciation rights                       821                                     211
                                                               --------                                --------

Diluted earnings per share                        $26,028        21,078     $ 1.23         $1,394        18,938       $ 0.07
                                                               ========                                ========

10.  COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

                                                                                    Quarter Ended
                                                                      January 2, 2009         December 28, 2007
                                                                      (Fourteen Weeks)        (Thirteen Weeks)

      Net income                                                           $ 26,028                $  1,394
      Foreign currency translation adjustment                               (1,253)                   1,242
                                                                           --------                --------
      Comprehensive income                                                 $ 24,775                $  2,636
                                                                           ========                ========

11.  LAWSUITS AND CONTINGENCIES

Shareholder Derivative Litigation

In November 2005, a shareholder derivative action styled Haag v. Webster, et al.
(Case No. 05-CV-33137) was filed in the Circuit Court of Jackson County,
Missouri against certain of our former officers and directors and our former independent registered public accounting firm, Ernst & Young LLP seeking equitable relief and unspecified compensatory and punitive damages. We were named as a nominal defendant. The petition alleged that the defendants were liable for breaches of fiduciary duties and aiding and abetting such breaches, corporate waste, gross mismanagement, unjust enrichment, and abuse of control based upon our accounting practices and financial reporting; that certain former and current officers and directors were liable for breaches of fiduciary duties for insider selling and misappropriation of information; and that Ernst & Young
LLP was liable for professional negligence and accounting malpractice, aiding and abetting breaches of fiduciary duty, and breach of contract. On March 13,
2008, a settlement in principle was reached with plaintiff, subject to Court approval requiring us to adopt certain governance reforms and pay $1.5 million in attorney's fees and costs to counsel for the plaintiff, funded by our insurance policies. On December 5, 2008, the Court granted final approval of the settlement, and payment has been made to counsel for the plaintiff, thereby fully resolving this matter.

On September 6, 2006, an action styled Chaiet v. Allen, et al. (Case No.
06-744-CV-W-DW) was filed in the United States District Court for the Western
District of Missouri against certain of our former and current officers and directors for breaches of their fiduciary duties relating to our accounting practices and financial reporting, seeking

unspecified damages and an order requiring that an annual meeting be held.
Plaintiff also asserted claims on behalf of a putative class against our current directors for failing to schedule or hold an annual meeting for fiscal year
2006. We were named as a nominal defendant. On March 13, 2008, we reached an agreement in principle, subject to court approval, to settle this action on a consolidated basis with the Haag action. On December 18, 2008 the Court granted a final approval of the settlement, thereby fully resolving this matter.

On March 7, 2007, a suit styled Zaleon v. American Italian Pasta Company (C.A.
No. 2775-N) was filed in the Delaware Chancery Court against us alleging that no annual meeting of shareholders had been held since February 7, 2005, and requesting that we be compelled to convene an annual meeting. On December 14,
2008, the Court dismissed this action, thereby fully resolving this matter.

SEC and DOJ Investigations

Beginning in the late summer of 2005, the Enforcement Division of the Securities and Exchange Commission ("SEC") and the United States Attorney's Office for the
Western District of Missouri ("DOJ") investigated several matters generally related to our historical accounting practices and financial statements. On
September 15, 2008, the SEC and DOJ announced the resolution of their investigations of us. Under the terms of settlement with the SEC, we agreed to a consent injunction requiring future compliance with federal securities laws.
Under an agreement with the DOJ, we agreed to, among other things, pay a monetary penalty of $7.5 million. The settlement was recorded in the fourth quarter of fiscal 2008 and was paid in the first quarter of fiscal year 2009.

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

During our ongoing analysis of financial matters, we reviewed transactions reported to the DOC for the period July 1, 2002 through June 30, 2003 in the anti-dumping proceeding on pasta imported from Italy. Based on the data reported by us and our Italian subsidiary, Pasta Lensi, S.r.l., the DOC revoked the AD
Order with respect to Pasta Lensi. During the investigation, information came to our attention that certain data reported to the DOC was incorrect and, as a result, Pasta Lensi may not have been eligible for revocation of the AD Order.
We disclosed the issue to the DOC and simultaneously, we provided this information to the DOJ, which requested further information on this matter. As a result of our disclosure to the DOC, it published notice on February 22, 2008 in the Federal Register of its preliminary determination to reinstate Pasta Lensi in the existing anti-dumping duty order at a cash deposit rate of 45.6% thereby requiring us to deposit this percentage of the value of the subject imports with the government. On January 12, 2009, the DOC published notice in the Federal
Register of its final determination, confirming a cash deposit rate of 45.6%. We will not appeal of this final determination. We have substantially mitigated the impact of this order by changing our ingredient to organic semolina in March
2008, thereby manufacturing products for import into the U.S. that are exempt from the anti-dumping duty order. Based on our review, we do not believe this order will have a material adverse effect on our financial condition.

From time to time and in the ordinary course of our business, we are the subject of government investigations or audits and named as a defendant in legal proceedings related to various other issues, including worker's compensation claims, tort claims and contractual disputes.

Some of the matters described above are ongoing and their ultimate resolution may impact our financial results for the period in which they are resolved, and may have a material adverse effect upon our business or condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.
Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year. Our first quarter of fiscal year 2009 contained 14 weeks and the first quarter of fiscal year 2008 contained 13 weeks. Fiscal year 2009 will be a 53-week fiscal year and will end on October 2, 2009. Fiscal year 2008 was a 52-week year and ended on September
26, 2008.

The discussion set forth below, as well as other portions of this quarterly report on Form 10-Q ("Quarterly Report"), contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our Annual Report on Form 10-K for our fiscal year ended September
26, 2008. That report has been filed with the Securities and Exchange Commission
(the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statements. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The following table sets forth certain data from our condensed consolidated statements of operations, expressed as a percentage of revenues, for each of the periods presented.

                                                ---------------------------------------------
                                                               Quarter Ended
                                                ---------------------------------------------
                                                   January 2, 2009       December 28, 2007
                                                   (Fourteen Weeks)       (Thirteen Weeks)
          Revenues:
             Retail                                         79.5%                 78.1%
             Institutional                                  20.5                  21.9
                                                           -----                 -----

          Total revenues                                   100.0                 100.0
          Cost of goods sold                                71.5                  78.2
                                                           -----                 -----

          Gross profit                                      28.5                  21.8
          Selling and marketing expense                      4.3                   5.4
          General and administrative expense                 5.0                   9.1
          Loss related to long-lived assets                  0.2                     -
                                                           -----                 -----

          Operating profit                                  19.0                   7.3
          Interest expense, net                              3.4                   6.3
          Other (income) expense, net                        0.1                     -
                                                           -----                 -----
          Income before income taxes                        15.5                   1.0
          Income tax expense (benefit)                       0.3                 (0.2)
                                                           -----                 -----

          Net income                                        15.2%                  1.2%
                                                           =====                 =====

Overview

We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.
Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year. Our first quarter of fiscal year 2009 contained 14 weeks and the first quarter of fiscal year 2008 contained 13 weeks. Fiscal year 2009 will be a 53-week fiscal year and will end on October 2, 2009. Fiscal year 2008 was a 52-week year and ended on September
26, 2008.

We believe we are the largest producer and marketer of dry pasta in North
America, by volume, based on data available from A.C. Nielsen, published competitor financial information, industry sources such as the National Pasta
Association, suppliers, trade magazines and our own market research.

We generate revenues in two customer markets: retail and institutional. Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant, drug and discount stores) and encompasses sales of our branded, private label (or, as we refer to them, "private brands") and imported products.
These revenues represented 79.5% and 78.1% of our total revenue for the fourteen week period ended January 2, 2009 and thirteen week period ended December 28,
2007, respectively. The institutional market includes both food service distributors and food processors that use pasta as a food ingredient. Food service customers include businesses and organizations that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers and multi-unit restaurant chains that procure directly. The institutional market represented 20.5% and 21.9% of our total revenue for the fourteen week period ended January 2, 2009 and the thirteen week period ended December 28, 2007, respectively.

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
Generally, average retail sales prices are higher than institutional sales prices. Selling prices of our branded products are higher than selling prices for our other product categories, including private brands. Revenues are reported net of cash discounts, product returns, and promotional and slotting allowances.

Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including depreciation) and distribution (including transportation) costs. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. Since mid-2006, durum prices have increased substantially and we anticipate these costs to remain at or above historical levels throughout fiscal 2009. Generally, we seek price increases to maintain our margins when our manufacturing and distribution costs increase. We also mitigate a limited portion of our exposure to changing manufacturing and distribution costs through short term advance purchase contracts for durum wheat and through arrangements with a limited number of institutional customers that provide for the "pass-through" of changes in raw material costs and certain other cost changes as price adjustments. These pass-through adjustments are generally effective 30-90 days following such cost changes and mitigate both our risk related to raw material price increases and our benefit related to raw material decreases.

We seek to achieve low-cost production through vertical integration and investment in the most current pasta-making assets and technologies. The manufacturing- and distribution-related capital assets that have been or will be acquired to support this strategy are depreciated over their respective economic lives. Depreciation expense related to these assets is a component of inventory cost and cost of goods sold.

According to A.C. Neilsen, during the 52 week period ending December 20, 2008, the pasta market grew at a rate of approximately 1.5% as compared to the prior
52 week period. With the economic downturn, more people are choosing to cook at home and are taking advantage of the many alternatives available with a versatile food such as dry pasta. In addition, across nearly every store product category, consumers have been taking advantage of lower priced private label
(which we refer to as private brands) alternatives to traditional branded label products. As a result, after adjusting for the extra week in the quarter, we had an increase in our private brand volume that was partly offset by a decline in our traditional brand volume. Further, consumers are taking advantage of lower priced delivery channels, such as discount and dollar stores. The ingredient component of our industrial business is

benefiting from consumption growth in products such as stove top dinners and soups, which use pasta as an ingredient. The food service portion of our industrial business remains stable through new customers and the addition of pasta to more menus even as this channel is challenged as a result of current macro-economic difficulties. Our first quarter of fiscal year 2009 sales prices also include the full impact of price increases made in response to rising commodity and transportation costs, which had not been implemented during the comparable period of the prior fiscal year.

Critical Accounting Policies

This discussion and analysis encompass our results of operations and financial condition as reflected in our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the method of accounting for share-based compensation, and the estimates used to record allowances for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory, reserves for obsolete spare parts, promotional allowances, and income taxes. Our management bases its estimates and judgments on relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the critical accounting policies section in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008 for a complete discussion of our significant accounting policies. We did not adopt the any new critical accounting policies during the fiscal quarter ended January 2, 2009.

FOURTEEN WEEK PERIOD ENDED JANUARY 2, 2009 COMPARED TO THIRTEEN WEEK PERIOD
ENDED DECEMBER 28, 2007

Revenues: Revenues increased $59.5 million, or 53%, to $171.2 million for the fourteen week period ended January 2, 2009, from $111.7 million for thirteen week period ended December 28, 2007. During the fourteen week quarter ended
January 2, 2009, we recognized payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 ("Byrd Amendment") of $0.8
million, compared with payments of $4.6 million during the same period of the prior year. Revenues unrelated to the Byrd Amendment increased $14.9 million, or
13%, due to volume increase, and increased $48.4 million, or 43%, due to higher average selling prices. The volume increase is due partially to the inclusion of fourteen weeks for the reporting quarter ended January 2, 2009 as compared to the inclusion of thirteen weeks for the quarter ending December 28, 2007.

Retail market revenues increased $48.9 million, or 56%, to $136.1 million for the fourteen week period ended January 2, 2009, from $87.2 million for the thirteen week period ended December 28, 2007. Payments received pursuant to the
Byrd Amendment are included as a component of retail market revenues. Revenues unrelated to the Byrd Amendment increased $13.6 million, or 16%, due to volume increase, and increased $39.1 million or 45% due to higher average selling prices. The volume increase is due partially to the inclusion of fourteen weeks for the reporting quarter ended January 2, 2009 as compared to the inclusion of thirteen weeks for the quarter ending December 28, 2007. Our first quarter of fiscal year 2009 sales price also includes the full impact of pasta price increases made in response to rising commodity and transportation costs, which had not been implemented during the comparable period of the prior fiscal year.

Institutional market revenues increased $10.6 million or 43% to $35.1 million for the fourteen week quarter ended January 2, 2009, from $24.5 million for the thirteen week quarter ended December 28, 2007. Revenues increased $1.7 million, or 7% due to volume increases and increased $8.9 million, or 36% primarily due to higher average selling prices. The volume increase is primarily due to the inclusion of fourteen weeks for the reporting quarter ended January 2, 2009 as compared to the inclusion of thirteen weeks for the quarter ending December 28,
2007.

Cost of goods sold: Cost of goods sold increased $35.0 million or 40% to $122.4 million for the fourteen weeks ended January 2, 2009 from $87.4 million for the thirteen weeks ended December 28, 2007. Cost of goods sold as a percent of revenues declined to 71.5% for the fourteen week quarter ended January 2, 2009, from 78.2% for the

thirteen week quarter ended December 28, 2007. The increase in cost of goods sold includes the impact of an extra week during the quarter ended January 2,
2009. Further, we experienced higher commodity prices during the quarter ended
January 2, 2009 as compared to the quarter ended December 28, 2007, specifically in the price per bushel of durum as well in packaging costs and additives. The spot market price of durum declined during the first quarter of fiscal 2009.
However, durum prices included as a component of cost of goods sold were higher than spot market prices due to our forward purchases of durum and the use of the higher priced durum inventory in the manufacturing process. In contrast, although the spot market price of durum increased during the first quarter of
2008, durum prices included as a component of cost of goods sold were lower than spot market prices due to our forward purchases of durum and the use of the lower priced durum inventory in the manufacturing process. Cost of goods sold as a percent of revenue declined as the first quarter of 2009 reflected the full impact of price increases implemented during fiscal year 2008 to offset the impact of rising commodity and transportation costs.

Gross profit: Gross profit increased $24.5 million to $48.8 million for the fourteen weeks ended January 2, 2009 compared with $24.3 million for the thirteen weeks ended December 28, 2007. Gross profit as a percent of revenues increased to 28.5% for the fourteen weeks ended January 2, 2009 from 21.8% for the thirteen weeks ended December 28, 2007. Gross profit was lower during the first quarter of fiscal year 2008, when increasing commodity and manufacturing costs had not been offset by higher selling prices. Our first quarter of fiscal year 2009 include the full impact of price increases implemented during fiscal year 2008 to offset the impact of rising commodity and transportation costs, resulting in the improvement in both gross profit and gross profit as a percent of revenues.

Selling and marketing expense: Selling and marketing expense increased 23%, to
$7.4 million for the fourteen weeks ended January 2, 2009, from $6.0 million for the thirteen weeks ended December 28, 2007. As a percent of revenues, selling and marketing expenses were 4.3% and 5.4% for the fourteen weeks ended January
2, 2009 and thirteen weeks ended December 28, 2007, respectively. The increase in total selling and marketing expense is primarily due to higher brokerage expenses of $0.7 million, brand amortization expense of $0.3 million, and stock based compensation expense of $0.3 million, partially offset by lower marketing expenses of $0.2 million. The increase in broker commissions results from higher selling prices. The increase in amortization expense results from the amortization of a brand that was designated as a definite life intangible as of the end of the prior fiscal year. The stock based compensation increase is due primarily to changes in or stock price, which impacts certain stock awards accounted for under the liability method. The decrease in marketing expenses is due primarily to the timing of consumer advertising and other marketing programs.

General and administrative expense: General and administrative expense decreased
$1.5 million, or 15%, to $8.7 million for the fourteen weeks ended January 2,
2009, from $10.2 million for the thirteen weeks ended December 28, 2007. General and administrative expenses as a percent of revenues decreased to 5.0% for the fourteen weeks ended January 2, 2009, from 9.1% for the thirteen weeks ended
December 28, 2007. This decrease is primarily due to lower professional fees of
$2.2 million, lower workers compensation claims of $0.6 million, and lower consulting fees of $0.2 million. These decreases were partially offset by a $1.6 million increase in compensation and benefits. As previously disclosed, during fiscal year 2008 we concluded an investigation and restatement of our historical financial statements. During the fourteen week quarter ending January 2, 2009, we incurred $0.4 million of restatement professional fees compared to $4.0 million of such fees during the thirteen week quarter ended December 28, 2007.
Non-restatement related professional fees increased $1.4 million to $2.0 million for the fourteen week period ended January 2, 2009 from $0.6 million for the thirteen week quarter ended December 28, 2007. Non-restatement related professional fees increased primarily due to the completion of our Annual Report on Form 10-K during the first quarter this year; last year, the Annual Report on
Form 10-K was completed during the third quarter. The consulting services related to our supply chain and operations review decreased $0.6 million while consulting fees for strategic issues increased $0.4 million. The increase in compensation related costs included a $0.7 million increase in stock based compensation, $0.5 million increase in cash compensation costs, and a $0.3 million increase in health and dental insurance.

Interest expense, net: Interest expense for the fourteen week quarter ended
January 2, 2009, was $5.9 million, a decrease of $1.2 million or 17% from $7.1 million for the thirteen week quarter ended December 28, 2007. The decrease is due primarily to lower interest rates. The average interest rate in effect during the fourteen weeks ended January 2, 2009 and the thirteen weeks ended
December 28, 2007 was 8.3% and 11.2%, respectively.

Income tax expense (benefit): Income tax expense for the fourteen week quarter ended January 2, 2009 was $0.5 million compared to an income tax benefit of $0.3 million for the thirteen week quarter ended December 28, 2007, which reflects effective income tax expense or benefit rates of 1.8% and (28.6%), respectively.
The effective rate is substantially below statutory rates primarily due to a reduction in valuation allowance during the current year against deductible temporary differences.

Net income: Net income for the fourteen week quarter ended January 2, 2009, was
$26.0 million, an increase of $24.6 million from $1.4 million for the thirteen week quarter ended December 28, 2007, primarily as a result of increased volume, the effect of price increases to offset the increased of cost of durum and other input costs, lower restatement-related professional fees, and lower interest expense. Net income as a percent of net revenues was 15.2% versus 1.2% in the comparable quarter of the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and cash equivalents totaled $42.3 million at
January 2, 2009.

Our net cash provided by operating activities totaled $27.3 million for the fourteen weeks ended January 2, 2009 compared to $1.1 million for the thirteen weeks ended December 28, 2007. Our net cash provided by operating activities for the fourteen weeks ended January 2, 2009 was comprised primarily of net income of $26.0 million, adjusted for $8.9 million of non-cash charges and credits, primarily depreciation and amortization of $6.8 million, and stock based compensation expense of $1.6 million, partly offset by the $7.7 million use of cash related to changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were the $11.8 million of use of cash related to accounts payable and accrued expenses and the $3.6 million use of cash for other current assets, partly offset by the $5.8 million source of cash due to lower inventory levels and a $2.0 million source of cash due to lower receivables. For the fiscal fourteen weeks ended January 2, 2009, the use of cash related to accounts payable and accrued expense was due primarily to the payment of the $7.5 million due as a result of the Department of Justice monetary penalty, a net $3.2 million decrease in accrued incentive compensation, and a net decrease in accrued interest payable of $1.1 million.
The use of cash related to other current assets was due primarily to the $1.3 increase in prepaid grain delivery contracts, the $1.0 million prepayment for annual commercial and general insurance, and the $0.7 increase in prepaid taxes by our Italian subsidiary. The source or use of cash related to inventory will fluctuate from quarter to quarter based on the timing of inventory purchases and sales as well as changes in commodity costs. For the fiscal fourteen weeks ended
January 2, 2009, the source of cash related to inventory was primarily attributable to decreased inventory purchases due to delivery timing and railroad imposed transportation delays. The source or use of cash related to trade and other receivables will fluctuate from period to period based on the timing of sales and selling price.

Cash used in investing activities principally relates to investments in production, distribution, milling and management information system assets.
Capital expenditures were $1.9 million and $2.4 million for the fourteen week quarter ended January 2, 2009 and thirteen week quarter ended December 28, 2007, respectively. Proceeds on the sale of property plant and equipment were $0.2 million during the fourteen weeks ended January 2, 2009. We also received redemptions from the liquidation of short term investments of $0.6 million and
$0.7 million during the fourteen weeks ended January 2, 2009 and the thirteen weeks ended December 28, 2007, respectively.

During the fourteen weeks ended January 2, 2009, our net cash used by financing activities amounted to $22.3 million, consisting primarily of a required $22.9 million principal payment under the excess cash flow provisions of our credit facility. In addition, our Italian subsidiary decreased the amount outstanding under revolving credit facilities by $0.2 million during the first quarter of fiscal year 2008. During the thirteen weeks ended December 28, 2007, our net cash used in financing activities amounted to $0.1 million under the excess cash flow provisions of our credit facility.

As of January 2, 2009, our U.S. credit facility is comprised of a $217.0 million term loan and a $30.0 million revolving credit facility. The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either LIBOR rate plus 550 basis points or at an alternate base rate calculated as prime rate plus 450 basis points. The term loan matures in March
2011 and does not include any scheduled principal payments. However, principal pre-payments are required if certain events occur in the future, including the sale of certain

assets, issuance of equity and the generation of "excess cash flow" as defined in the credit agreement. During the first quarter of fiscal year 2009, we paid approximately $22.9 million due under the excess cash flow provisions of the agreement for the fiscal year ended September 26, 2008. The excess cash flow payment, if any, required to be made in December 2009 will be based on results for the full year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization (all as defined in the credit facility), the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount, if any, of voluntary pre-payments. Based solely on our results for the quarter ended January 2, 2009, the amount of the excess cash flow payment would be approximately $16.0 million.
The term loan interest rate in effect at January 2, 2009 was approximately 7.7%
and we had no borrowings outstanding under the revolving credit facility.
Outstanding letters of credit under our revolving credit facility totaled approximately $1.4 million as of January 2, 2009. Accordingly, under the credit facility we had additional borrowing capacity of $28.6 million as of January 2,
2009.

Our U.S. credit facility contains restrictive covenants, including, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases and our ability to enter into certain contractual arrangements. We were in compliance with all U.S. credit facility covenants as of January 2, 2009.

We anticipate cash generated from operations and available on our revolving credit facility to be sufficient to meet our expected capital and liquidity needs, including the funding of capital expenditures, debt repayments, and working capital requirements, for the foreseeable future.

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS
141R"). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (our fiscal year 2010) and may not be early adopted. Management believes the adoption of this pronouncement will not have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161").
SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities", and how
derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after
November 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years. We do not expect the adoption of SFAS 161 to have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement
No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of FSP
142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal year 2010. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A,
"Quantitative and Qualitative Disclosures About Market Risk," of our Annual
Report on Form 10-K for the year ended September 26, 2008. Our exposures to market risk have not changed materially since September 26, 2008.

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

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2009. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 2, 2009.

         Management believes the material weakness described under the caption
         "Item 9A -- Controls and Procedures" in the Company's Annual Report on
         Form 10-K for the fiscal year ended September 26, 2008 existed as of
         January 2, 2009, and we are continuing to address deficiencies in the
         Company's internal controls. Certain of these remediation actions are described under the caption "Item 9A -- Controls and Procedures" in the
         Company's Annual Report on Form 10-K for the fiscal year ended
         September 26, 2008. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue through fiscal 2009.

     (b) Changes in Internal Control Over Financial Reporting

         There were no changes in our internal control over financial reporting during the quarterly period ended January 2, 2009, that materially affected, or are reasonably expected to materially affect, our internal control over financial reporting, except as described below.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11 in the accompanying financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I,
Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September
26, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases we made of our common stock during the first fiscal quarter of 2009:
                                                                                Total Number of
                                          Total Number                         Shares Purchased
                                           of Shares         Average Price    as Part of Publicly
Period                                    Purchased(1)       Paid per Share     Announced Plan

September 27 - October 24                        -             $     -                    -
October 25 - November 21                        97               12.99                    -
November 22 - January 2                      2,297               15.95                    -
                                          --------            --------             --------
Total                                        2,394              $15.83                    -
                                          ========            ========             ========

(1)  Shares received as payment for the minimum statutory employee withholding taxes related to vesting of restricted stock.

On October 4, 2002 our Board of Directors authorized up to $20.0 million to implement a common stock repurchase plan. There were no purchases under the plan during the first fiscal quarter of 2008. There is $7.9 million available under the common stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6.                                   EXHIBITS
-------        -----------------------------------------------------------------

3.1            Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.1 to the Form 8-K filed January 15, 2009).

10.1           Amendment to Severance Agreement with Walt George dated December
               30, 2008

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

                                       American Italian Pasta Company

Date:  February 11, 2009               /s/ John P. Kelly
                                       -----------------------------------------
                                       John P. Kelly
                                       President and Chief Executive Officer

Date:  February 11, 2009               /s/ Paul R. Geist
                                       -----------------------------------------
                                       Paul R. Geist
                                       Executive Vice President and Chief
                                       Financial Officer

                         AMERICAN ITALIAN PASTA COMPANY
                                  EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
-------        -----------------------------------------------------------------

3.2            Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.1 to the Form 8-K filed January 15, 2009).

10.1           Amendment to Severance Agreement with Walt George dated December
               30, 2008

31.1           Certification of CEO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

32             Certification of the CEO and CFO Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.