Form 10-Q
period 2009-04-03
AMERICAN ITALIAN PASTA CO
filed 2009-05-12
CIK 849667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2009

Or

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13403

AMERICAN ITALIAN PASTA COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1032638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 N. Mulberry Drive, Suite 200 Kansas City, Missouri (Address of principal executive offices)	64116 (Zip Code)

Registrant’s telephone number, including area code:
(816) 584-5000

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☑

Non-accelerated filer 	Smaller reporting company 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☑

As of May 1, 2009, the Registrant had 20,954,907 shares of common stock, par value $0.001 per share, outstanding.

AMERICAN ITALIAN PASTA COMPANY
Form 10-Q
Fiscal Quarter Ended April 3, 2009

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share amounts)

	April 3, 2009	September 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$58,324	$38,623
Trade and other receivables, net	44,070	49,197
Inventories	54,988	66,026
Other current assets	5,736	8,189
Deferred income taxes	1,760	2,126
Total current assets	164,878	164,161
Property, plant and equipment, net	294,761	303,503
Brands	78,930	79,769
Other assets	5,827	5,591
Total assets	$544,396	$553,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,435	$29,541
Accrued expenses	25,234	37,357
Short term debt and current maturities of long term debt	-	24,913
Total current liabilities	49,669	91,811
Long term debt, less current maturities	200,000	217,000
Deferred income taxes	25,398	34,054
Other long term liabilities	5,391	4,188
Total liabilities	280,458	347,053
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares – 10,000,000; Issued and outstanding shares – none	-	-
Class A common stock, $.001 par value:
Authorized shares – 75,000,000; Issued and outstanding shares – 23,168,445 and 20,954,937, respectively, at April 3, 2009; 22,454,145 and 20,259,060, respectively, at September 26, 2008	23	22
Class B common stock, par value $.001
Authorized shares – 25,000,000; Issued and outstanding – none	-	-
Additional paid-in capital	270,680	261,772
Treasury stock, 2,213,508 shares at April 3, 2009 and 2,195,085 shares at
September 26, 2008, at cost	(52,445)	(52,076)
Accumulated other comprehensive income	13,931	16,728
Retained earnings (accumulated deficit)	31,749	(20,475)
Total stockholders’ equity	263,938	205,971
Total liabilities and stockholders’ equity	$544,396	$553,024

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
 (in thousands, except per share amounts)

	Second Quarter Ended		Year-to-date Period Ended
	April 3, 2009 (Thirteen Weeks)	March 28, 2008 (Thirteen Weeks)	April 3, 2009 (Twenty-seven Weeks)	March 28, 2008 (Twenty-six Weeks)

Revenues	$162,325	$139,568	$333,531	$251,291
Cost of goods sold	118,164	107,328	240,526	194,716
Gross profit	44,161	32,240	93,005	56,575

Selling and marketing expense	7,290	6,118	14,654	12,138
General and administrative expense	8,104	9,342	16,757	19,502
Losses related to long-lived assets	258	235	605	235
Operating profit	28,509	16,545	60,989	24,700

Interest expense, net	4,070	6,956	9,948	14,044
Other (income) expense, net	(43)	431	52	414
Income before income taxes	24,482	9,158	50,989	10,242

Income tax benefit	(1,714)	(286)	(1,235)	(596)
Net income	$26,196	$9,444	$52,224	$10,838

Net income per common share (basic)	$1.27	$0.50	$2.56	$0.58

Weighted-average common shares outstanding (basic)	20,598	18,851	20,421	18,789

Net income per common share (diluted)	$1.21	$0.50	$2.44	$0.57

Weighted-average common shares outstanding (diluted)	21,583	18,885	21,365	18,966

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)
	Year-to-date Period Ended
	April 3, 2009 (Twenty-seven Weeks)	March 28, 2008 (Twenty-six Weeks)

OPERATING ACTIVITIES:
Net income	$52,224	$10,838
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	12,612	12,139
Amortization of deferred financing fees	648	918
Stock-based compensation expense	3,633	809
Deferred income tax benefit	(2,272)	(698)
Excess tax benefit - share based compensation and warrants	(6,540)	-
Other	2,096	1,134
Changes in operating assets and liabilities:
Trade and other receivables	3,254	(12,747)
Inventories	9,459	(27,865)
Other current assets	1,418	(5,485)
Accounts payable and accrued expenses	(15,000)	20,624
Other	(1,867)	(705)
Net cash provided by (used in) operating activities	59,665	(1,038)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,674)	(6,182)
Short term investments under orderly liquidation	-	(7,379)
Redemption of short-term investments	1,040	2,887
Other	288	24
Net cash used in investing activities	(4,346)	(10,650)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	6,122
Principal payments on debt	(41,705)	(5,100)
Excess tax benefit related to share based compensation	2,172	-
Excess tax benefit related to warrants	4,368	-
Other	(92)	(567)
Net cash provided by (used in) financing activities	(35,257)	455
Effect of exchange rate changes on cash	(361)	435
Net increase (decrease) in cash and cash equivalents	19,701	(10,798)
Cash and cash equivalents, beginning of period	38,623	16,635
Cash and cash equivalents, end of period	$58,324	$5,837

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,584	$13,338
Cash income tax paid, net	$925	$44

Non-cash investing and financing activities
Property, plant and equipment accrued in accounts payable	$150	$221
Stock issued in relation to settlement liability	$-	$3,500

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our”, and similar words are to American Italian Pasta Company and its subsidiaries.

1.      BASIS OF PRESENTATION

We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year.  Our first quarter of fiscal year 2009 contained 14 weeks and the first quarter of fiscal year 2008 contained 13 weeks.  Accordingly, our accompanying second quarter condensed consolidated results of operations are for the thirteen and twenty-seven weeks ended April 3, 2009 and the thirteen and twenty-six weeks ended March 28, 2008, and the consolidated cash flows are for the twenty-seven weeks ended April 3, 2009 and the twenty-six weeks ended March 28, 2008.  Fiscal year 2009 will be a 53-week fiscal year and will end on October 2, 2009.  Fiscal year 2008 was a 52-week year and ended on September 26, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the twenty-seven weeks ended April 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended October 2, 2009.  For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency and for which the fair value of the asset or liability on the date of acquisition can be determined.  This Statement is effective prospectively to business combinations on or after the beginning of the first annual reporting period on or after December 15, 2008 (our fiscal year 2010).  We do not expect the adoption of SFAS 141R or FSP 141R-1 to have a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years.  We do not expect the adoption of SFAS 161 to have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal year 2010. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed. We do not expect the adoption of FSP 157-4 to have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   Accordingly, FSP 107-1 and APB 28-1 will first be effective for us as of the beginning of our fourth fiscal quarter, which begins July 4, 2009.  We do not expect the adoption of FSP 107-1 and APB 28-1 to have a material effect on our condensed consolidated financial statements.

3.        FAIR VALUE MEASURES

We adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities as of the beginning of fiscal year 2009. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of April 3, 2009, our financial assets that are measured at fair value on a recurring basis consisted of $1.0 million of short-term investments.  These investments were valued using Level 2 observable inputs.  We have no financial liabilities that are required to be measured at fair value on a recurring basis.

In accordance with SFAS 157-2, “Effective Date of FASB Statement No. 157,” we continue to evaluate the potential impact of applying the provisions of SFAS 157 to our non-financial assets and liabilities beginning in fiscal year 2010.

We have also considered the guidance contained in SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in applying the provisions of SFAS 157 when the market for a financial asset is inactive.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and was effective for us as of the beginning of our current fiscal year.  We have not elected to report any financial assets or liabilities at fair value under adoption of SFAS 159.

4.      INVENTORIES

Inventories are carried at standard cost adjusted for capitalized variances, which approximate the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. We periodically review our inventory for slow-moving, damaged or discontinued items and adjust our reserves to reduce such items identified to their recoverable amount.

We recognized $0.6 million and $0.2 million of expense related to slow moving, damaged, and discontinued inventory during the thirteen week quarters ended April 3, 2009 and March 28, 2008.  During the twenty-seven week period ended April 3, 2009 and the twenty-six week period ended March 28, 2008, respectively, we recognized $1.2 million and $0.4 million of expense related to slow moving, damaged, and discontinued inventory.  This expense was included as a component of cost of goods sold on the condensed consolidated statement of operations.

Inventories consist of the following (in thousands):

	April 3, 2009	September 26, 2008
Finished goods	$37,609	$44,861
Raw materials, additives, packaging materials and work-in-process	18,362	21,856
Reserves for slow-moving, damaged and discontinued inventory	(983)	(691)
Inventories	$54,988	$66,026

5.      SHORT TERM DEBT

Our U.S. credit facility includes restrictions that limit borrowings by our Italian subsidiary (“Lensi”) to $5.0 million, all of which is available as of the end of the current period.  Lensi has credit facilities that allow 30-60 day advances that are based on accounts receivable balances pledged and are secured by Lensi’s accounts receivables and other assets, as well as a general line of credit of approximately $0.5 million.  As of April 3, 2009, there were no borrowings under these credit facilities and, as of September 26, 2008, we had borrowings under these facilities totaling $2.0 million.

6.      LONG TERM DEBT

Long term debt consists of the following (in thousands):
	April 3, 2009	September 26, 2008

Borrowings under U.S. credit facility	$200,000	$239,900
Less current maturities	-	22,900
Long term debt, less current maturities	$200,000	$217,000

As of April 3, 2009, the U.S. credit facility, as amended, was comprised of a $200.0 million term loan and a $30.0 million revolving credit facility.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan matures in March 2011 and does not have scheduled principal payments.  Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement.   As of September 26, 2008, the excess cash flow payment due under this agreement was approximately $22.9 million, which was paid from available cash during the first quarter of fiscal year 2009.  During March 2009, we made voluntary payments of $17.0 million, which will apply against any excess cash flow payment due for fiscal year 2009.  Subsequent to quarter-end, we made an additional voluntary payment of $20.0 million, reducing total borrowings under the U.S. credit facility to $180.0 million.  The weighted average term loan interest rate in effect at April 3, 2009 was 6.0%.  We had no borrowings outstanding under the revolving credit facility as of April 3, 2009.  The outstanding letters of credit under our revolving credit facility totaled approximately $1.1 million as of April 3, 2009.  Accordingly, we had additional borrowing capacity of $28.9 million under the U.S. credit facility as of April 3, 2009.

Our U.S. credit facility contains restrictive covenants, including financial covenants requiring minimum and cumulative earnings levels as well as limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements. We were in compliance with these financial covenants as of April 3, 2009.

7.	CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

On October 28, 2000, the U.S. government enacted the “Continued Dumping and Subsidy Offset Act of 2000”, commonly referred to as the Byrd Amendment, which provided that assessed anti-dumping and subsidy duties liquidated by the Department of Commerce on Italian and Turkish imported pasta after October 1, 2000 would be paid to affected domestic producers.  We record Byrd Amendment payments as revenue in the period in which the amount, and the right to receive the payment, can be reasonably determined.

During the first quarter of fiscal 2009 and 2008, we received payments and recognized revenue of $0.8 million and $4.6 million, respectively.

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

We recorded an income tax benefit of $1.2 million for the twenty-seven week period ended April 3, 2009.  The tax benefit is primarily attributable to the release of valuation allowance against Alternative Minimum Tax ("AMT") credits, largely offset by the impact of pre-tax earnings for the quarter recorded at the projected annual effective rate.

It is our policy to classify interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense were less than $0.1 million for the thirteen week quarter ended April 3, 2009 and for the quarter ended March 28, 2008.  Estimated interest and penalties classified as a component of income tax expense were $0.1 million for the twenty-seven weeks ended April 3, 2009 and less than $0.1 million for the twenty-six week period ended March 28, 2008.  Accrued interest and penalties were $0.9 million and $0.8 million as of April 3, 2009 and September 26, 2008 respectively.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, the Netherlands, Italy and various state jurisdictions.

As of April 3, 2009, the federal tax returns for the fiscal years ended 2004 through 2008 will remain open to audit until the statue closes for the years in which the net operating losses are utilized, and various state and foreign tax returns for the fiscal years ended 2003 through 2008 are open to audit under the their respective statutes of limitations.  During fiscal year 2008, the Internal Revenue Service completed the examination of our tax return for fiscal year 2004, with no material change in taxes due for that period.  As of April 3, 2009, we do not believe there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

As of September 26, 2008, we had federal net operating loss carryforwards of $94.7 million.  A partial valuation allowance was established as we did not believe it was more likely than not that the carryforward would be fully utilized prior to expiration.  In making this determination, we did not consider future taxable income due to the existence of a three-year cumulative loss as of September 26, 2008.

As of the end of our first quarter, we had cumulative income for the preceding three-year period and based on all available evidence, both positive and negative, management determined that it is more likely than not that we will realize the benefit of federal and certain state net operating loss carryforwards that previously had a valuation allowance. Consequently, the benefit of reducing that portion of the valuation allowance attributable to these loss carryforwards is reflected in the determination of our estimated annual effective tax rate.

During the current quarter, management determined, based upon all available evidence including future projected income, that it is more likely than not that we will utilize the benefits primarily related to AMT credit and general business credit carryforwards.  Therefore, management has concluded, based on guidance related to changes in valuation allowances during interim periods, that it is proper to release the $10.3 million valuation allowance against these carryforwards in the current period as a discrete event.

We have elected the tax law ordering approach to determine when excess tax deductions resulting from equity awards are realized.  Therefore excess tax benefits resulting from current year equity award exercises have been recognized as a component of additional paid-in capital.

We also evaluated existing valuation allowances related to certain state and foreign net operating loss carryforwards.  Based on all available evidence, both positive and negative, we determined that it is not more likely than not that we will realize the benefits related to these carryforwards.  We will continue to evaluate the valuation allowance related to these carryforwards at the end of each period taking into account current and forecasted operating results.

As of April 3, 2009 and September 26, 2008, our valuation allowance related to all operating loss and credit carryforwards totaled $16.4 million and $37.1 million respectively.

9.      EQUITY INCENTIVE PLANS

Our current equity plan, as approved in December 2000 and amended in February 2004, authorizes us to grant nonvested shares, stock options, and stock appreciation rights to certain officers, key employees and contract employees for the purchase or award of up to 1.8 million shares of our common stock, plus shares forfeited related to awards made under our prior equity incentive plan.  Also outstanding are stock options to purchase approximately 0.1 million shares of our common stock that were issued under terminated equity incentive plans established during October 1992, October 1993, and October 1997.  Generally, we issue new shares upon the award of nonvested shares and the exercise of stock options or stock appreciation rights.  Accordingly, we do not anticipate we will repurchase shares on the open market during fiscal year 2009 for the purpose of satisfying nonvested share grants or stock option or stock appreciation right exercises.

Stock Options

A summary of our stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 26, 2008	692,441	$30.66
Exercised	(14,412)	$23.26
Forfeited	(650)	$24.19
Expired	(183,585)	$26.36
Outstanding at April 3, 2009	493,794	$32.48
Vested or expected to vest at April 3, 2009	490,463	$32.51	$1,277,000	4.0
Exercisable at April 3, 2009	467,771	$32.72	$1,184,000	3.9

The aggregate intrinsic values reflected above includes only those option awards for which the exercise price is less than the current market price as of April 3, 2009.

Stock options generally vest over three or five years in varying amounts, depending on the terms of the individual agreements, and expire ten years from the date of grant.

During both the thirteen and twenty-seven week periods ended April 3, 2009, we received cash for payment of the grant price of exercised share options of approximately $0.3 million and we anticipate we will realize a tax benefit related to these exercised share options of approximately $0.1 million.  The cash received for payment of the grant price is included as a component of cash flow from financing activities on the condensed statement of cash flows.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.  No stock options were exercised during the thirteen or twenty-six week periods ended March 28, 2008.

No stock options were issued during either the twenty-seven week period ended April 3, 2009 or the twenty-six week period ended March 28, 2008.

We recognized compensation expense, which is a non-cash charge, related to stock options of less than $0.1 million for both of the thirteen week periods ended April 3, 2009 and March 28, 2008.  We recognized compensation expense related to stock options of $0.1 million for the twenty-seven week period ended April 3, 2009 and $0.2 million for the twenty-six week period ended March 28, 2008.

Stock Appreciation Rights

A summary of our stock appreciation rights activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 26, 2008	2,017,803	$7.21
Issued	256,450	$24.76
Exercised	(313,468)	$7.00
Forfeited	(36,296)	$7.71
Outstanding at April 3, 2009	1,924,489	$9.57

Vested or expected to vest at April 3, 2009	1,727,824	$9.51	$39,302,000	5.2

Exercisable at April 3, 2009	388,041	$7.49	$9,611,000	4.8

The stock appreciation rights vest over three or four years in varying amounts, depending on the terms of the individual agreements, and expire seven years from the date of grant.

Stock appreciation rights with an intrinsic value of $3.8 million were exercised during the thirteen week period ended April 3, 2009, resulting in the issuance of approximately 119,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $1.4 million.  The tax benefit related to the stock appreciation right exercise price in excess of the stock appreciation right fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.  No stock appreciation rights were exercised during the thirteen week period ended March 28, 2008.

We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $0.5 million and $0.4 million for the thirteen week periods ended April 3, 2009 and March 28, 2008, respectively.

Stock appreciation rights with an intrinsic value of $6.1 million were exercised during the twenty-seven week period ending April 3, 2009, resulting in the issuance of approximately 227,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $2.3 million.  The tax benefit related to the stock appreciation right exercise price in excess of the stock appreciation right fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.  No stock appreciation rights were exercised during the twenty-six weeks ended March 28, 2008.

We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $0.8 million and $0.6 million for the twenty-seven week period ended April 3, 2009 and for the twenty-six week period ended March 28, 2008, respectively.

Nonvested Share Liability Awards

Our nonvested share activity for awards subject to liability accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at September 26, 2008	163,290	$7.34
Vested	(32,593)	$7.13
Forfeited	(1,452)	$11.23
Nonvested at April 3, 2009	129,245	$7.35	$4,169,000

Nonvested share liability awards vest over four or five years.

For awards granted prior to fiscal year 2008, we permitted employees to net-settle shares for taxes at amounts greater than minimum statutory withholding obligation, which resulted in the awards being classified as long term liabilities.  In accordance with the provisions of SFAS 123R, the compensation expense or benefit recognized each period represents a portion, depending on the percentage of the requisite service that has been rendered at the reporting date, of the change in market value of the shares that have not vested as of the end of each reporting period plus the change in market value of shares that vested during the reporting period.  Nonvested share liability awards may result in compensation expense or benefit for a reporting period.

We recognized compensation expense, a non-cash charge, related to nonvested liability award shares of $1.2 million during the quarter ended April 3, 2009, compared to a ($0.1) million benefit for the quarter ended March 28, 2008.  We recognized compensation expense related to nonvested liability award shares of $2.3 million during the twenty-seven week period ended April 3, 2009, compared to a ($0.1) million benefit for the twenty-six week period ended March 28, 2008.   The weighted average remaining life of liability awards is 1.2 years.

The total fair value of nonvested liability award shares that vested during the quarter ended April 3, 2009 was $0.9 million and was $0.2 million during the quarter ended March 28, 2008.  The total fair value of nonvested liability award shares that vested during the twenty-seven week period ended April 3, 2009 was $0.9 million and was $0.2 million during the twenty-six week period ended March 28, 2008.  Upon vesting, the liability related to the vested share is derecognized and recorded as a component of additional paid-in capital.

We anticipate we will realize a tax benefit related to these vested share awards of approximately $0.3 million and less than $0.1 million for the quarters ended April 3, 2009 and March 28, 2008, respectively.  We anticipate we will realize a tax benefit related to these vested share awards of approximately $0.3 million and less than $0.1 million for  the twenty-seven week period ended April 3, 2009 and the twenty-six week period ended March 28, 2008, respectively.  The tax benefit related to equity awards accounted for using the liability method is included as a component of cash flow from operating activities.

Nonvested Share Equity Awards

Our nonvested share activity for awards subject to equity accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at September 26, 2008	147,379	$7.78
Granted	73,654	$24.76
Vested	(36,687)	$7.76
Forfeited	(2,434)	$7.15
Nonvested at April 3, 2009	181,912	$14.67	$5,868,000

Nonvested share equity awards vest over either three or four years.  Nonvested shares issued during or after fiscal year 2008 are classified as equity and compensation expense is recognized over the vesting period based on the fair value of the nonvested shares at grant date.

We recognized compensation expense, a non-cash charge, related to nonvested equity award shares of $0.2 million and $0.1 million for the quarters ended April 3, 2009 and March 28, 2008, respectively.  We recognized compensation expense related to nonvested equity awards of $0.3 million and $0.1 million for the twenty-seven weeks ended April 3, 2009 and for the twenty-six weeks ended March 28, 2008, respectively.  At April 3, 2009, unrecognized compensation expense related to these awards totaled approximately $2.4 million and will be recognized over a weighted average period of 2.1 years.

We anticipate we will recognize a tax benefit related to shares vested of less than $0.1 million and approximately $0.2 million for the thirteen and twenty-seven weeks periods ended April 3, 2009, respectively.  No shares vested during the thirteen and twenty-six week periods ended March 28, 2008.  The tax benefit related to equity share awards with a fair value at the vest date in excess of the fair value at the grant date is included as a component of cash flows from financing activities; the remainder of the tax benefit is included as a component of cash flow from operating activities.

Holders of both equity and liability nonvested share awards are permitted to net settle shares to satisfy the minimum statutory tax withholding obligation.  We received 12,143 and 4,707 shares, respectively, at a weighted average price of $27.20 and $5.74, respectively, during the quarters ended April 3, 2009 and March 28, 2008, in connection with the withholding of taxes upon vesting of shares awards. We received 14,537 and 4,804 shares at a weighted average price of $25.33 and $5.81 in connection with the withholding of taxes upon vesting of shares awards during the twenty-seven week period ended April 3, 2009 and twenty-six week period ended March 28, 2008, respectively.

Warrants

Pursuant to a 2005 agreement with Alvarez & Marsal, LLC (A&M), as a component of compensation for their evaluation of our business and recommendations for improving our operating and financial performance, we issued 472,671 warrants to acquire our common stock at a price of $5.67 per share.  During March 2009, A&M exercised the warrants.  Pursuant to the terms of the warrant, A&M elected a cashless exercise.  As a result, we issued to A&M 387,482 shares of our common shares and A&M surrendered the right to purchase the remaining 85,189 common shares.

The tax benefit related to equity share awards with a fair value at the vest date in excess of the fair value at the grant date is included as a component of cash flows from financing activities; the remainder of the tax benefit is included as a component of cash flow from operating activities.

10.         EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income available to common shareholders, by the sum of weighted average number of outstanding common shares plus incremental shares that may be issued in future periods related to outstanding stock options and stock appreciation rights, if dilutive.  When calculating incremental shares related to outstanding share options and stock appreciation rights, we apply the treasury stock method.  The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the share awards, are used to repurchase outstanding shares at the average market price for the period.

The computations of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Second Quarter Ended
	April 3, 2009 (Thirteen Weeks)			March 28, 2008 (Thirteen Weeks)
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	$26,196	20,598	$1.27	$9,444	18,851	$0.50

Effect of dilutive securities:
Stock options and stock appreciation rights		985			34
Diluted earnings per share	$26,196	21,583	$1.21	$9,444	18,885	$0.50

For the quarters ended April 3, 2009 and March 28, 2008, weighted-average outstanding share awards totaling approximately 0.6 million and 3.0 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.

	Year-to-date Period Ended
	April 3, 2009 (Twenty-seven Weeks)			March 28, 2008 (Twenty-six Weeks)
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	$52,224	20,421	$2.56	$10,838	18,789	$0.58

Effect of dilutive securities:
Stock options and stock appreciation rights		944			177
Diluted earnings per share	$52,224	21,365	$2.44	$10,838	18,966	$0.57

For the year-to-date periods ended April 3, 2009 and March 28, 2008, weighted-average outstanding share awards totaling approximately 0.7 million and 2.3 million shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share.

11.         COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Second Quarter Ended		Year-to-date Period Ended
	April 3, 2009 (Thirteen Weeks)	March 28, 2008 (Thirteen Weeks)	April 3, 2009 (Twenty-seven Weeks)	March 28, 2008 (Twenty-six Weeks)

Net income	$26,196	$9,444	$52,224	$10,838
Foreign currency translation adjustment	(1,544)	4,223	(2,797)	5,465
Comprehensive income	$24,652	$13,667	$49,427	$16,303

12.           LAWSUITS AND CONTINGENCIES

From time to time and in the ordinary course of our business, we are the subject of government investigations or audits and named as a defendant in legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes.  Although we do not believe that the resolution of any currently pending matters will have a material adverse effect on our business or condensed consolidated financial statements, the ultimate resolutions of such matters is inherently subject to uncertainty and may have a material adverse effect upon our business or condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

The discussion set forth below, as well as other portions of this quarterly report on Form 10-Q (“Quarterly Report”), contains statements concerning potential future events.  Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC.  Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to: (1) our dependence on a limited number of customers for a substantial portion of our revenue; (2) our ability to obtain necessary raw materials and minimize fluctuations in raw material prices; (3) the potential adverse impact on revenue and margins of the highly competitive environment in which we operate; (4) our reliance exclusively on a single product category; (5) our ability to cost-effectively transport our products; (6) consumption trends for our product; (7) the status of production capacity in the U.S. and the level of imports from foreign producers; (8) our ability to sustain quality and service requirements for our customers; and (9) our ability to attract and retain key personnel.   For additional discussion of factors that could cause actual results to materially differ from those anticipated, see the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for our fiscal year ended September 26, 2008.  That report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or through the SEC’s web site on the World Wide Web at http://www.sec.gov.  Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statements.  We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The following table sets forth certain data from our condensed consolidated statements of operations, expressed as a percentage of revenues, for each of the periods presented.

	Second Quarter Ended		Year-to-date Period Ended
	April 3, 2009 (Thirteen Weeks)	March 28, 2008 (Thirteen Weeks)	April 3, 2009 (Twenty-seven Weeks)	March 28, 2008 (Twenty-six Weeks)
Revenues:
Retail	78.7%	75.8%	79.1%	76.8%
Institutional	21.3	24.2	20.9	23.2
Total revenues	100.0	100.0	100.0	100.0

Cost of goods sold	72.8	76.9	72.1	77.5

Gross profit	27.2	23.1	27.9	22.5
Selling and marketing expense	4.5	4.3	4.4	4.8
General and administrative expense	5.0	6.7	5.0	7.8
Losses related to long-lived assets	0.1	0.2	0.2	-

Operating profit	17.6	11.9	18.3	9.9
Interest expense, net	2.5	5.0	3.0	5.6
Other (income) expense, net	-	0.3	-	0.2
Income before income taxes	15.1	6.6	15.3	4.1
Income tax benefit	1.0	0.2	0.4	0.2

Net income	16.1%	6.8%	15.7%	4.3%

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

We generate revenues in two customer markets: retail and institutional.  Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant, drug and discount stores) and encompasses sales of our branded, private label (or, as we refer to them, “customer brands”) and imported products. Retail revenues represented 78.7% and 79.1% of our total revenue for the quarter and year-to-date periods ended April 3, 2009 and 75.8% and 76.8% of our total revenue for the quarter and year-to-date periods ended March 28, 2008.  The institutional market includes both food service distributors and food processors that use pasta as a food ingredient.  Food service customers include businesses and organizations that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers and multi-unit restaurant chains that procure directly.  The institutional market represented 21.3% and 20.9% of our total revenue for the quarter and year-to-date periods ended April 3, 2009 and 24.2% and 23.2% of our total revenue for the quarter and year-to-date periods ended March 28, 2008.

Average selling prices for our non-branded products vary depending on customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average prices for our branded products are also based on competitive market factors. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix). Generally, average retail selling prices are higher than institutional selling prices. Selling prices of our branded products are higher than selling prices for our other product categories, including customer brands. Revenues are reported net of cash discounts, product returns, and promotional and slotting allowances.

Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including depreciation) and distribution (including transportation) costs. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. Since mid-2006, durum prices have increased substantially and we anticipate these costs to remain at or above historical levels throughout fiscal 2009.  Generally, we seek price increases to maintain our margins when our manufacturing and distribution costs increase.  We mitigate our exposure to changes in raw material costs through advance purchase contracts for durum wheat.  We also mitigate a limited portion of our exposure to changes in manufacturing and distribution costs through arrangements with a limited number of institutional customers that provide for the “pass-through” of changes in raw material costs and certain other cost changes as price adjustments.

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

According to A.C. Neilsen, during the 52 week period ending March 14, 2009, the pasta market grew at a rate of approximately 3.1% as compared to the prior 52 week period, which we believe translates into the highest pasta consumption levels in at least ten years.  The trend was also highly pronounced during the twelve weeks ending March 14, 2009, with growth of approximately 5.9% compared to the prior year period.  With the economic downturn, more people are choosing to cook at home and are taking advantage of the many alternatives available with a versatile food such as dry pasta.  Dry pasta offerings include traditional semolina pasta as well as other healthy alternatives - such as whole-wheat, multi-grain, and omega-added.  Consumption of traditional semolina pasta, which comprises approximately 90% of the pasta market when expressed as a percent of pounds consumed, increased 1.4% and 6.2% during the 52 and 12 weeks ending March 14, 2009, respectively.  During the same period, the market-wide consumption of healthy pasta has grown, but at a lower recent rate, with a growth rate of 19.6% and 2.8% during the 52 and 12 week periods ending March 14, 2009, respectively.  In addition, across nearly every store product category, consumers have been taking advantage of lower priced private label alternatives to traditional branded label products.  For the pasta category, during the 52 week period ending March 14, 2009, total brand growth was 2.0% and private label growth was 5.0%.  Further, consumers are increasingly taking advantage of lower priced delivery channels, such as discount and dollar stores. The ingredient component of our institutional business is benefiting from consumption growth in products such as stove top dinners and soups, which use pasta as an ingredient.  The food service channel is challenged as a result of current macro-economic conditions, but our performance remains stable through new customers and the addition of pasta to more menus.  Our year-to-date fiscal year 2009 selling prices also include the impact of price increases made in response to rising commodity, transportation costs, and other input costs that were implemented during the prior fiscal year.

Critical Accounting Policies

This discussion and analysis encompass our results of operations and financial condition as reflected in our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the method of accounting for share-based compensation, the estimates used to record allowances for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory, reserves for obsolete spare parts, promotional allowances, and income taxes. Our management bases its estimates and judgments on relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the critical accounting policies section in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008 for a complete discussion of our significant accounting policies. We did not adopt any new critical accounting policies during the fiscal quarter ended April 3, 2009.

Second Quarter Results

Revenues:  Total revenues of $162.3 million for the quarter ended April 3, 2009 represents a $22.7 million, or approximately 16%, increase compared with total revenue of $139.6 million for quarter ended March 28, 2008.  Approximately $13.9 million, or 10%, of this increase was due to increased volume and approximately $8.8 million, or 6%, of this increase is due to higher average selling prices.

Retail market revenues increased $21.8 million, or 21%, to $127.6 million for the quarter ended April 3, 2009 compared with $105.8 million for the quarter ended March 28, 2008.  Approximately $10.2 million, or 10%, of this increase was due to increased volume and approximately $11.6 million, or 11%, of this increase was due to higher average selling prices.  Our second quarter fiscal year 2009 selling prices include the full impact of price increases made in response to rising commodity, transportation, and other input costs that were implemented during the prior fiscal year.

Institutional market revenues increased $0.9 million, or 3%, to $34.7 million for the quarter ended April 3, 2009 compared with $33.8 million for the quarter ended March 28, 2008.  Revenues increased $3.6 million, or 11%, due to increased volume and decreased $2.7 million, or 8%, primarily due to lower average selling prices.

Cost of goods sold: Cost of goods sold increased $10.9 million, or approximately 10%, to $118.2 million for the quarter ended April 3, 2009 from $107.3 million for the quarter ended March 28, 2008, primarily as a result of our increased sales volume.  Cost of goods sold as a percent of revenues was 72.8% for the quarter ended April 3, 2009, compared with 76.9% for the quarter ended March 28, 2008.  The decrease in cost of goods sold as a percent of revenue for the second quarter of 2009 continues to reflect the impact of price increases implemented during the fiscal year 2008 to offset the effect of rising commodity, transportation, and other input costs.

Gross profit: Gross profit increased $12.0 million to $44.2 million for the quarter ended April 3, 2009 compared with $32.2 million for the quarter ended March 28, 2008.  The increase in gross profit primarily results from the increase in volume combined with impact of price increases implemented during the fiscal year 2008 to offset the effect of rising commodity, transportation, and other input costs.  Gross profit as a percent of revenues increased to 27.2% for the quarter ended April 3, 2009 from 23.1% for the quarter ended March 28, 2008, primarily as a result of the impact of price increases implemented during the fiscal year 2008 to offset the effect of rising commodity, transportation, and other input costs.

Selling and marketing expense: Selling and marketing expense increased $1.2 million, or 20%, to $7.3 million for the quarter ended April 3, 2009 compared with $6.1 million for the quarter ended March 28, 2008.  As a percent of revenues, selling and marketing expenses were 4.5% and 4.3% for the quarters ended April 3, 2009 and March 28, 2008, respectively. The increase in total selling and marketing expense was primarily due to increased brokerage expense of $0.3 million, brand amortization expense of $0.2 million, stock based compensation expense of $0.4 million, and marketing expense of $0.2 million.  The increase in broker commission expense primarily results from higher sales volume and higher selling prices.  The increase in brand amortization expense results from the amortization of a brand that was designated as a definite life intangible as of the end of the prior fiscal year.  The increase in stock based compensation expense was due primarily to changes in our stock price, which impacts certain stock awards accounted for under the liability method.  The increase in marketing expense was due primarily to the timing of consumer advertising and other marketing programs.

General and administrative expense: General and administrative expense decreased $1.2 million, or 13%, to $8.1 million for the quarter ended April 3, 2009, from $9.3 million for the quarter ended March 28, 2008. General and administrative expenses as a percent of revenues decreased to 5.0% for the quarter ended April 3, 2009, from 6.7% for the quarter ended March 28, 2008.  This decrease was primarily due to lower professional fees of $3.0 million and lower worker’s compensation insurance expense of $0.2 million.  These decreases were partially offset by a $1.7 million increase in compensation and benefits and a $0.8 million increase in consulting costs.  The decrease in professional fees was primarily due to lower fees related to our restatement.  As previously disclosed, during fiscal year 2008 we concluded an investigation and restatement of our historical financial statements.  During the quarter ending April 3, 2009, we incurred $0.3 million of restatement related professional fees compared to $3.2 million of such fees during the quarter ended March 28, 2008.  Non-restatement related professional fees decreased $0.1 million to $0.7 million for the quarter ended April 3, 2009 from $0.8 million for the quarter ended March 28, 2008.

The increase in compensation related costs included a $1.1 million increase in stock based compensation, $0.4 million increase in cash compensation costs, and a $0.3 million increase in health and dental insurance.  The $0.8 million net increase in consulting services related to process improvement initiatives.

Interest expense, net: Interest expense for the quarter ended April 3, 2009, was $4.1 million, a decrease of $2.9 million, or 41%, from $7.0 million for the quarter ended March 28, 2008.  The decrease was due primarily to a decrease in our average borrowing rate combined with an 11% decrease in our average borrowings outstanding.  The average interest rate in effect during the quarter ended April 3, 2009 and the quarter ended March 28, 2008 was 7.1% and 10.3%, respectively.

Income tax benefit: Income tax benefit for the quarter ended April 3, 2009 was $1.7 million compared to $0.3 million for the quarter ended March 28, 2008.  During the quarter ended April 3, 2009, management concluded that we would be able to utilize our alternative minimum tax credit carryforward, resulting in a discrete tax benefit of approximately $10.3 million.  This tax benefit was largely offset by tax expense related to our income before income taxes.  The tax benefit for the quarter ended March 28, 2008 was primarily due to a reduction in the valuation allowance during the prior year against deductible temporary differences as well as a tax benefit from foreign operations.

Net income: Net income for the quarter ended April 3, 2009, was $26.2 million, an increase of $16.8 million from $9.4 million for the quarter ended March 28, 2008, primarily as a result of increased volume, the effect of price increases to offset the increased of cost of durum and other input costs, lower restatement-related professional fees, and lower interest expense. Net income as a percent of net revenues was 16.1% versus 6.8% in the comparable quarter of the prior fiscal year

Year-To-Date Results

Revenues: Revenues increased $82.2 million, or 33%, to $333.5 million for the twenty-seven week period ended April 3, 2009, from $251.3 million for the twenty-six week period ended March 28, 2008.  Approximately $29.4 million, or 12%, of this increase was due to increased volume, and approximately $56.6 million, or 23%, of this increase was due to higher average selling prices.  The volume increase was partially due to an industry wide increase in consumption, and partially due to the inclusion of an additional week in the twenty-seven week period ending April 3, 2009.  These increases were partly offset by a $3.8 million decrease in revenue related to payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“Byrd Amendment”).

Retail market revenues increased $70.7 million, or 37%, to $263.7 million for the twenty-seven week period ended April 3, 2009, from $193.0 million for the twenty-six week period ended March 28, 2008.  Payments received pursuant to the Byrd Amendment are included as a component of retail market revenues.  Revenues exclusive of the Byrd Amendment receipts increased $24.6 million, or 13%, due to increased volume, and increased $49.9 million, or 26%, due to higher average selling prices.  The increased volume was principally due to an industry wide increase in consumption combined with the inclusion of an additional week in the twenty-seven week period ending April 3, 2009.  Our fiscal year 2009 selling prices include the full impact of pasta price increases made in response to rising commodity, transportation, and other input costs that had not been fully implemented during the comparable period of the prior fiscal year.

Institutional market revenues increased $11.5 million, or 20%, to $69.8 million for the twenty-seven week period ended April 3, 2009, from $58.3 million for the twenty-six week period ended March 28, 2008.  Revenues increased $5.2 million, or 9%, due to increased volume and increased $6.3 million, or 11%, due to higher average selling prices.  The increased volume was partially due to an industry wide increase in consumption, and partially due to the inclusion of an additional week in the twenty-seven week period ending April 3, 2009.

Cost of goods sold: Cost of goods sold increased $45.8 million, or 24%, to $240.5 million for the twenty-seven week period ended April 3, 2009, from $194.7 million for the twenty-six week ended March 28, 2008.  Cost of goods sold increased primarily as a result of higher volume combined with higher commodity prices and includes the impact of an extra week during the twenty-seven week period ended April 3, 2009.  We experienced higher commodity prices during the twenty-seven week period ended April 3, 2009 as compared to the twenty-six week period ended March 28, 2008, specifically in the price per bushel of durum as well in packaging costs and additives.

The spot market price of durum declined during the first twenty-seven weeks of fiscal 2009.  However, durum prices included as a component of cost of goods sold were higher than spot market prices due to our forward purchases of durum and the use of the higher priced durum inventory in the manufacturing process.  In contrast, although the spot market price of durum increased during the first half of 2008, durum prices included as a component of cost of goods sold were lower than spot market prices due to our forward purchases of durum and the use of the lower priced durum inventory in the manufacturing process.

Cost of goods sold as a percent of revenues declined to 72.1% for the twenty-seven week period ended April 3, 2009 from 77.5% for the twenty-six week period ended March 28, 2008, primarily as a result of the impact of price increases implemented during fiscal year 2008 to offset the impact of rising commodity, transportation, and other input costs.

Gross profit: Gross profit increased $36.4 million to $93.0 million for the twenty-seven week period ended April 3, 2009 compared with $56.6 million for the twenty-six week period ended March 28, 2008.  The increase in gross profit primarily results from the 12% increase in volume combined with impact of price increases implemented during the fiscal year 2008 to offset the effect of rising commodity, transportation, and other input costs.  Gross profit as a percent of revenues increased to 27.9% for the twenty-seven week period ended April 3, 2009 from 22.5% for the twenty-six week period ended March 28, 2008, primarily as a result of the impact of price increases implemented during the fiscal year 2008 to offset the effect of rising commodity, transportation, and other input costs.

Selling and marketing expense: Selling and marketing expense increased $2.6 million, or 21%, to $14.7 million for the twenty-seven week period ended April 3, 2009, from $12.1 million for the twenty-six week period ended March 28, 2008.  As a percent of revenues, selling and marketing expenses were 4.4% and 4.8% for the twenty-seven week period ended April 3, 2009 and the twenty-six week period ended March 28, 2008, respectively. The increase in total selling and marketing expense was primarily due to increased brokerage expense of $1.0 million, brand amortization expense of $0.5 million, and stock based compensation expense of $0.7 million.  The increase in broker commissions results from higher selling prices and higher sales volume.  The increase in amortization expense results from the amortization of a brand that was designated as a definite life intangible as of the end of the prior fiscal year.  The stock based compensation increase was due primarily to changes in our stock price, which impacts certain stock awards accounted for under the liability method.

General and administrative expense: General and administrative expense decreased $2.7 million, or 14%, to $16.8 million for the twenty-seven week period ended April 3, 2009, from $19.5 million for the twenty-six week period ended March 28, 2008. General and administrative expenses as a percent of revenues decreased to 5.0% for the twenty-seven week period ended April 3, 2009, from 7.8% for the twenty-six week period ended March 28, 2008.  This decrease was primarily due to lower professional fees of $5.8 million and lower worker’s compensation insurance charges of $0.8 million.  These decreases were partially offset by a $3.3 million increase in compensation and benefits and a $1.2 million increase in consulting fees.  As previously disclosed, during fiscal year 2008 we concluded an investigation and restatement of our historical financial statements.  During the twenty-seven week period ending April 3, 2009, we incurred $0.7 million of restatement professional fees compared to $7.2 million of such fees during the twenty-six week period ended March 28, 2008.  Non-restatement related professional fees increased $0.6 million to $2.6 million for the twenty-seven week period ended April 3, 2009 from $2.0 million for the twenty-six week period ended March 28, 2008.  Non-restatement related professional fees increased primarily due to the completion of our Annual Report on Form 10-K during the first quarter this year; last year, the Annual Report on Form 10-K was completed during the third quarter.  The $1.2 million net increase in consulting services related to process improvement initiatives.  The increase in compensation related costs included a $1.8 million increase in stock based compensation, a $0.8 million increase in cash compensation costs, and a $0.7 million increase in health and dental insurance benefit costs.

Interest expense, net: Interest expense for the twenty-seven week period ended April 3, 2009 was $9.9 million, a decrease of $4.1 million, or 29%, from $14.0 million for the twenty-six week period ended March 28, 2008.  The decrease was due primarily to a decrease in our average borrowing rate combined with a 6% decrease in our average borrowings outstanding.  The average interest rate in effect during the twenty-seven week period ended April 3, 2009 and the twenty-six week period ended March 28, 2008 was 7.7% and 10.7%, respectively.

Income tax benefit: Income tax benefit for the twenty-seven week period ended April 3, 2009 was $1.2 million compared to $0.6 million for the twenty-six week period ended March 28, 2008.  During the quarter ended April 3, 2009, management concluded that we would be able to utilize our alternative minimum tax credit carryforward, resulting in a discrete tax benefit of approximately $10.3 million.  This tax benefit was largely offset by tax expense related to our income before income taxes.  During our first quarter, management determined that based on all available evidence, both positive and negative, it was more likely than not that we will realize the benefit of federal and certain state net operating loss carryforwards that previously had a valuation allowance.  Consequently, for the current year we estimate an annual effective tax rate of 17.8%, which was substantially below our statutory rate due to the benefit of reducing our valuation allowance related to these net operating loss carryforwards.  The tax benefit for the twenty-six week period ended March 28, 2008 was primarily due to a reduction in the valuation allowance during the prior year against deductible temporary differences as well as a tax benefit from foreign operations.

Net income: Net income for the twenty-seven week period ended April 3, 2009 was $52.2 million, an increase of $41.4 million from $10.8 million for the twenty-six week period ended March 28, 2008.  This increase was primarily the result of increased volume, the effect of price increases to offset the increased of cost of durum and other input costs, lower restatement-related professional fees, and lower interest expense. Net income as a percent of net revenues was 15.7% versus 4.3% in the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and cash equivalents totaled $58.3 million at April 3, 2009.

Our net cash provided by operating activities totaled $59.7 million for the twenty-seven week period ended April 3, 2009 compared to cash used in operations of $1.0 million for the twenty-six week period ended March 28, 2008.  Our net cash provided by operating activities for the twenty-seven week period ended April 3, 2009 was comprised primarily of net income of $52.2 million, adjusted for $10.2 million of non-cash charges and credits, primarily depreciation and amortization of $13.2 million, stock based compensation expense of $3.6 million, and loss on inventory impairment of $1.2 million, partly offset by a change in our deferred income tax benefit of $8.8 million, including the reclassification to financing activities of the excess tax benefit related to share award exercises.  We also had a $2.7 million use of cash related to changes in operating assets and liabilities.  The most significant changes in operating assets and liabilities were the $15.0 million of use of cash related to accounts payable and accrued expenses, partly offset by the $9.5 million source of cash due to lower inventory levels and the $3.3 million source of cash due to lower receivables.  The use of cash related to accounts payable and accrued expense was due primarily to the payment of the $7.5 million due as a result of the Department of Justice monetary penalty, a net $2.2 million decrease in accrued incentive compensation, and a $2.5 million net decrease in accrued interest payable.  The source of cash related to inventory was primarily attributable to a decrease in finished goods inventory primarily resulting from increased sales volume combined with a decrease in raw materials inventory primarily related to timing of purchases.  The source or use of cash related to inventory will fluctuate from quarter to quarter based on the timing of inventory purchases and sales as well as changes in commodity costs.  The source of cash related to receivables is primarily due to timing of collections and will fluctuate from period to period based on selling price and the timing of sales and collections.

Cash used in investing activities totaled $4.3 million.  The primary use of investing activity cash was to fund capital expenditures principally related to investments in production, distribution, and milling equipment, as well as management information system assets.  Capital expenditures were $5.7 million and $6.2 million for the twenty-seven week period ended April 3, 2009 and twenty-six week period ended March 28, 2008, respectively.  The primary source of investing activity cash was from the redemption of short term investments of $1.0 million and $2.9 million during the twenty-seven week period ending April 3, 2009 and the twenty-six week period ending March 28, 2008, respectively.

During the twenty-seven week period ended April 3, 2009, our net cash used by financing activities amounted to $35.3 million.  The primary financial activity use of cash was to repay a portion of our credit facility, including a $22.9 million principal payment required under the excess cash flow provisions of our credit facility and voluntary payments of $17.0 million.  In addition, our Italian subsidiary repaid the $1.8 million that was outstanding under revolving credit facilities.  The primary sources of financing activity cash were the recognition of a $4.4 million excess tax benefit related to the exercise of warrants and a $2.2 million excess benefit related to the exercise of share based awards.

As of April 3, 2009, our U.S. credit facility was comprised of a $200.0 million term loan and a $30.0 million revolving credit facility.  Subsequent to quarter-end, we made an additional voluntary payment of $20.0 million, reducing total borrowings under the U.S. credit facility to $180.0 million.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan matures in March 2011 and does not include any scheduled principal payments.  However, principal pre-payments are required if certain events occur in the future, including the sale of certain assets, issuance of equity, or the generation of “excess cash flow” as defined in the credit agreement.  During the first quarter of fiscal year 2009, we paid approximately $22.9 million due under the excess cash flow provisions of the agreement for the fiscal year ended September 26, 2008.  The excess cash flow payment, if any, required to be made in December 2009 will be based on results for the full 2009 fiscal year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization (all as defined in the credit facility), the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount, if any, of voluntary pre-payments.  Based solely on our results for the twenty-seven week year-to-date period ending April 3, 2009, the amount of the excess cash flow payment would be approximately $29.8 million.  Through April 2009, we have made voluntary payments on our credit facility of $37.0 million, which will be credited against any required excess cash flow payments.  The term loan interest rate in effect at April 3, 2009 was approximately 6.0% and we had no borrowings outstanding under the revolving credit facility.  Outstanding letters of credit under our revolving credit facility totaled approximately $1.1 million as of April 3, 2009.  Accordingly, under the credit facility we had additional borrowing capacity of $28.9 million as of April 3, 2009.

Our U.S. credit facility contains restrictive covenants, including, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements. We were in compliance with all U.S. credit facility covenants as of April 3, 2009.

We anticipate cash generated from operations and available on our revolving credit facility to be sufficient to meet our expected capital and liquidity needs, including the funding of capital expenditures, required debt repayments, and working capital requirements, for the foreseeable future.

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency and for which the fair value of the asset or liability on the date of acquisition can be determined.  This Statement is effective prospectively to business combinations on or after the beginning of the first annual reporting period on or after December 15, 2008 (our fiscal year 2010).  We do not expect the adoption of SFAS 141R or FSP 141R-1 to have a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years.  We do not expect the adoption of SFAS 161 to have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal year 2010. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed. We do not expect the adoption of FSP 157-4 to have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   Accordingly, FSP 107-1 and APB 28-1 will first be effective for us as of the beginning of our fourth fiscal quarter, which begins July 4, 2009.  We do not expect the adoption of FSP 107-1 and APB 28-1 to have a material effect on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 26, 2008.  Our exposures to market risk have not changed materially since September 26, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2009.

We have remediated the material weakness related to the financial statement closing process, described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

(b)	Changes in Internal Control Over Financial Reporting

Other than the remediation described above, there were no changes in our internal control over financial reporting during the quarterly period ended April 3, 2009, that materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 12 in the accompanying financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases we made of our common stock during the second fiscal quarter of 2009:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan

January 3 – January 30	5,578	$23.68	-
January 31 – February 27	198	23.15	-
February 28 – April 3	6,367	30.42	-
Total	12,143	$27.20	-

(1)	Shares received as payment for the minimum statutory employee withholding taxes related to vesting of restricted stock.

On October 4, 2002 our Board of Directors authorized up to $20.0 million to implement a common stock repurchase plan.  As of April 3, 2009, $7.9 million remained available under the common stock repurchase plan.  Covenants contained in our U.S. credit facility prohibit us from making additional repurchases under the plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on February 19, 2009.

(b)	The following directors were elected:
	For	Withheld
Term Expiring in 2010
David W. Allen	14,904,167	3,034,027
Mark C. Demetree	11,058,566	6,879,809
Tim M. Pollock	14,904,695	3,033,679

Term Expiring in 2011
Robert J. Druten	14,896,106	3,042,269
James A. Heeter	14,687,395	3,250,979
Ronald C. Kesselman	14,903,359	3,035,015

Term Expiring in 2012
Jonathan E. Baum	10,847,388	7,090,986
John P. Kelly	14,906,502	3,031,873
William R. Patterson	14,667,110	3,271,265

(c)	Grant Thornton LLP was ratified as the independent registered public accounting firm for fiscal year 2009.
For	Against	Abstain
17,917,334	8,866	12,173

(d)	The American Italian Pasta Company Cash Bonus Plan was approved.
For	Against	Abstain
14,041,311	559,222	9,389

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed January 15, 2009).

10.1	Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 19, 2009).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

Date: May 11, 2009	By:	/s/ John P. Kelly
John P. Kelly
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Paul R. Geist
Paul R. Geist
Executive Vice President and Chief Financial Officer

AMERICAN ITALIAN PASTA COMPANY
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed January 15, 2009).

10.1	Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 19, 2009).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.