Form 10-Q
period 2009-07-03
AMERICAN ITALIAN PASTA CO
filed 2009-08-06
CIK 849667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☑

Non-accelerated filer 	Smaller reporting company 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No ☑

As of July 31, 2009, the Registrant had 20,964,759 shares of common stock, par value $0.001 per share, outstanding.

AMERICAN ITALIAN PASTA COMPANY
Form 10-Q
Fiscal Quarter Ended July 3, 2009

Table of Contents

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share amounts)

	July 3, 2009	September 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$44,481	$38,623
Trade and other receivables, net	43,197	49,197
Inventories	63,822	66,026
Other current assets	5,328	8,189
Deferred income taxes	1,398	2,126
Total current assets	158,226	164,161
Property, plant and equipment, net	292,862	303,503
Brands	78,934	79,769
Other assets	6,103	5,591
Total assets	$536,125	$553,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,775	$29,541
Accrued expenses	25,292	37,357
Short term debt and current maturities of long term debt	-	24,913
Total current liabilities	54,067	91,811
Long term debt, less current maturities	160,000	217,000
Deferred income taxes	30,178	34,054
Other long term liabilities	5,369	4,188
Total liabilities	249,614	347,053
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares – 10,000,000; Issued and outstanding shares – none	-	-
Class A common stock, $.001 par value:
Authorized shares – 75,000,000; Issued and outstanding shares – 23,178,899 and 20,964,759, respectively, at July 3, 2009; 22,454,145 and 20,259,060, respectively, at September 26, 2008	23	22
Class B common stock, par value $.001
Authorized shares – 25,000,000; Issued and outstanding – none	-	-
Additional paid-in capital	271,709	261,772
Treasury stock 2,214,140 shares at July 3, 2009 and 2,195,085 shares at
September 26, 2008, at cost	(52,462)	(52,076)
Accumulated other comprehensive income	15,260	16,728
Retained earnings (accumulated deficit)	51,981	(20,475)
Total stockholders’ equity	286,511	205,971
Total liabilities and stockholders’ equity	$536,125	$553,024

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
 (in thousands, except per share amounts)

	Third Quarter Ended		Year-to-date Period Ended
	July 3, 2009 (Thirteen Weeks)	June 27, 2008 (Thirteen Weeks)	July 3, 2009 (Forty Weeks)	June 27, 2008 (Thirty-nine Weeks)

Revenues	$145,527	$155,844	$479,058	$407,135
Cost of goods sold	102,885	130,847	343,411	325,563
Gross profit	42,642	24,997	135,647	81,572

Selling and marketing expense	6,123	7,112	20,777	19,250
General and administrative expense	7,153	10,331	23,910	29,833
Losses related to long-lived assets	455	109	1,060	344
Operating profit	28,911	7,445	89,900	32,145

Interest expense, net	3,034	6,662	12,982	20,706
Other (income) expense, net	(65)	(190)	(12)	224
Income before income taxes	25,942	973	76,930	11,215

Income tax expense (benefit)	5,710	(5)	4,474	(601)
Net income	$20,232	$978	$72,456	$11,816

Net income per common share (basic)	$0.97	$0.05	$3.52	$0.62

Weighted-average common shares outstanding (basic)	20,957	19,387	20,602	18,988

Net income per common share (diluted)	$0.93	$0.05	$3.39	$0.62

Weighted-average common shares outstanding (diluted)	21,735	19,644	21,359	19,172

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Year-to-date Period Ended
	July 3, 2009 (Forty Weeks)	June 27, 2008 (Thirty-nine Weeks)

OPERATING ACTIVITIES:
Net income	$72,456	$11,816
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,831	18,040
Amortization of deferred financing fees	972	1,512
Stock-based compensation expense	4,491	2,100
Deferred income tax benefit	3,017	(781)
Excess tax benefit - share based compensation and warrants	(6,615)	-
Other	3,250	1,764
Changes in operating assets and liabilities:
Trade and other receivables	3,842	(13,621)
Inventories	(7)	(28,185)
Other current assets	698	447
Accounts payable and accrued expenses	(11,684)	10,384
Other	(2,421)	(1,508)
Net cash provided by operating activities	86,830	1,968

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,027)	(8,467)
Short term investments under orderly liquidation	-	(7,379)
Redemption of short-term investments	2,124	3,802
Other	399	43
Net cash used in investing activities	(5,504)	(12,001)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	11,147
Principal payments on debt	(81,767)	(11,247)
Excess tax benefit related to share based compensation	2,247	-
Excess tax benefit related to warrants	4,368	-
Other	(57)	(569)
Net cash used in financing activities	(75,209)	(669)
Effect of exchange rate changes on cash	(259)	465
Net increase (decrease) in cash and cash equivalents	5,858	(10,237)
Cash and cash equivalents, beginning of period	38,623	16,635
Cash and cash equivalents, end of period	$44,481	$6,398

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,322	$19,431
Cash income tax paid, net	$996	$143

Non-cash investing and financing activities
Property, plant and equipment accrued in accounts payable	$870	$83
Stock issued in relation to settlement liability	$-	$3,500

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our”, and similar words are to American Italian Pasta Company and its subsidiaries.

1.      BASIS OF PRESENTATION

Our accompanying third quarter condensed consolidated results of operations are for the thirteen and forty weeks ended July 3, 2009 and the thirteen and thirty-nine weeks ended June 27, 2008, and the consolidated cash flows are for the forty weeks ended July 3, 2009 and the thirty-nine weeks ended June 27, 2008.  We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year.  Our first quarter of fiscal year 2009 contained 14 weeks and the first quarter of fiscal year 2008 contained 13 weeks.  Accordingly, fiscal year 2009 will be a 53-week fiscal year and will end on October 2, 2009; fiscal year 2008 was a 52-week year and ended on September 26, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the forty weeks ended July 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended October 2, 2009.  For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency and for which the fair value of the asset or liability on the date of acquisition can be determined.  This Statement is effective prospectively to business combinations on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010).  We do not expect the adoption of SFAS 141R or FSP 141R-1 to have a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years.  We do not expect the adoption of SFAS 161 to have a material effect on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in our fiscal year 2010. We do not expect the adoption of this statement to have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed.  The adoption of FSP 157-4 did not have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   Adoption of FSP 107-1 and APB 28-1, which was effective for us as of this quarter, did not have a material effect on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim and annual periods ending after June 15, 2009 and, therefore, is effective for us as of July 3, 2009.  Adoption of SFAS 165 did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" (“SFAS 166”), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in our fiscal 2011. We do not expect the adoption of SFAS 166 to have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS 167”) , which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  This statement will be effective for us beginning in fiscal 2011.  We do not expect the adoption of SFAS 167 to have a material effect on our condensed consolidated financial statements

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore all references made to US GAAP will use the new Codification numbering system prescribed by the FASB in our Annual Report on Form 10-K. Since the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our condensed consolidated financial statements.

3.        FAIR VALUE MEASURES

We adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities as of the beginning of fiscal year 2009. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

As of July 3, 2009 we have no financial assets or liabilities that are required to be measured at fair value on a recurring basis.  The carrying value of our financial assets or liabilities that are not required to be measured at fair value on a recurring basis, including cash and cash equivalents, short term investments, trade and other receivables, accounts payable, short term debt, and long term debt, as reported in the accompanying condensed consolidated balance sheets as of July 3, 2009 and September 26, 2008, approximate fair value.

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

We recognized $0.6 million and $0.5 million of expense related to slow moving, damaged, and discontinued inventory during the thirteen week quarters ended July 3, 2009 and June 27, 2008.  During the forty week period ended July 3, 2009 and the thirty-nine week period ended June 27, 2008, respectively, we recognized $1.8 million and $0.9 million of expense related to slow moving, damaged, and discontinued inventory.  This expense was included as a component of cost of goods sold on the condensed consolidated statements of operations.

Inventories consist of the following (in thousands):

	July 3, 2009	September 26, 2008
Finished goods	$43,500	$44,861
Raw materials, additives, packaging materials and work-in-process	21,440	21,856
Reserves for slow-moving, damaged and discontinued inventory	(1,118)	(691)
Inventories	$63,822	$66,026

5.      SHORT TERM DEBT

Our U.S. credit facility includes restrictions that limit borrowings by our Italian subsidiary, Pasta Lensi S.r.l. (“Lensi”), to $5.0 million, all of which is available as of the end of the current period.  Lensi has credit facilities that allow 30-60 day advances that are based on accounts receivable balances pledged and are secured by Lensi’s accounts receivables and other assets, as well as a general line of credit of approximately $0.6 million.  As of July 3, 2009, there were no borrowings under these credit facilities and, as of September 26, 2008, we had borrowings under these facilities totaling $2.0 million.

6.      LONG TERM DEBT

Long term debt consists of the following (in thousands):
	July 3, 2009	September 26, 2008

Borrowings under U.S. credit facility	$160,000	$239,900
Less current maturities	-	22,900
Long term debt, less current maturities	$160,000	$217,000

As of July 3, 2009, the U.S. credit facility, as amended, was comprised of a $160.0 million term loan and a $30.0 million revolving credit facility.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan matures in March 2011 and does not have scheduled principal payments.  Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement.   As of September 26, 2008, the excess cash flow payment due under this agreement was approximately $22.9 million, which was paid from available cash during the first quarter of fiscal year 2009.  The excess cash flow payment, if any, required to be made in December 2009 will be based on results for the full 2009 fiscal year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization, the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount of voluntary pre-payments (all as defined in the credit facility).  We have made voluntary payments of $57.0 million through July 3, 2009.  The weighted average term loan interest rate in effect at July 3, 2009 was 5.8%.  We had no borrowings outstanding under the revolving credit facility as of July 3, 2009.  The outstanding letters of credit under our revolving credit facility totaled approximately $1.1 million as of July 3, 2009.  Accordingly, we had additional borrowing capacity of $28.9 million under the U.S. credit facility as of July 3, 2009.

Our U.S. credit facility contains restrictive covenants, including financial covenants requiring minimum and cumulative earnings levels as well as limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements. We were in compliance with these financial covenants as of July 3, 2009.

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

We recorded an income tax expense of $4.5 million for the forty week period ended July 3, 2009.  The tax expense is primarily attributable to the impact of pre-tax earnings for the year to date recorded at the projected annual effective rate reduced by benefit generated through the release of a valuation allowance against Alternative Minimum Tax (“AMT”) credits in the second quarter.

It is our policy to classify interest and penalties as a component of income tax expense. Estimated interest and penalties classified as a component of income tax expense was less than $0.1 million for the thirteen weeks ended July 3, 2009 and for the thirteen weeks ended June 27, 2008.  Estimated interest and penalties classified as a component of income tax expense was $0.1 million for the forty weeks ended July 3, 2009 and less than $0.1 million for the thirty-nine week period ended June 27, 2008.  Accrued interest and penalties were $0.9 million and $0.8 million as of July 3, 2009 and September 26, 2008, respectively.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, the Netherlands, Italy and various state jurisdictions.

As of July 3, 2009, the federal tax returns for the fiscal years ended 2004 through 2008 will remain open to audit until the statue closes for the years in which the net operating losses are utilized, and various state and foreign tax returns for the fiscal years ended 2003 through 2008 are open to audit under their respective statutes of limitations.  During fiscal year 2008, the Internal Revenue Service completed the examination of our tax return for fiscal year 2004, with no material change in taxes due for that period.  As of July 3, 2009, we do not believe there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

As of September 26, 2008, we had federal net operating loss carryforwards of $94.7 million.  A partial valuation allowance was established as we did not believe it was more likely than not that the carryforward would be fully utilized prior to expiration.  In making this determination, we did not consider future taxable income due to the existence of a three-year cumulative pre-tax loss as of September 26, 2008.

As of the end of our first quarter, we had cumulative pre-tax income for the preceding three-year period and based on all available evidence, both positive and negative, management determined that it is more likely than not that we will realize the benefit of federal and certain state net operating loss carryforwards that previously had a valuation allowance. Consequently, the benefit of reducing that portion of the valuation allowance attributable to these loss carryforwards is reflected in the determination of our estimated annual effective tax rate.

During our second quarter, management determined, based upon all available evidence including future projected income, that it is more likely than not that we will utilize the benefits primarily related to AMT credit and general business credit carryforwards.  Based on guidance related to changes in valuation allowances during interim periods, management concluded that it was proper to release the $10.3 million valuation allowance against these carryforwards during the second quarter as a discrete event.

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

As of July 3, 2009 and September 26, 2008, our valuation allowance related to all operating loss and credit carryforwards totaled $13.0 million and $37.1 million, respectively.

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

Stock Options

A summary of our stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 26, 2008	692,441	$30.66
Exercised	(21,665)	$23.87
Forfeited	(750)	$24.82
Expired	(190,585)	$26.73
Outstanding at July 3, 2009	479,441	$32.84
Vested or expected to vest at July 3, 2009	476,311	$32.87	$378,000	3.8
Exercisable at July 3, 2009	454,988	$33.09	$366,000	3.7

The aggregate intrinsic values reflected above includes only those option awards for which the exercise price is less than the current market price as of July 3, 2009.

Stock options generally vest over three or five years in varying amounts, depending on the terms of the individual agreements, and expire ten years from the date of grant.

During the thirteen weeks ended July 3, 2009, we received cash for payment of the grant price of exercised share options of approximately $0.1 million and we anticipate we will realize a nominal tax benefit related to these exercised share options.  During the forty week period ended July 3, 2009, we received cash for payment of the grant price of exercised share options of approximately $0.4 million and we anticipate we will realize a tax benefit related to these exercised share options of less than $0.1 million.  The cash received for payment of the grant price is included as a component of cash flow from financing activities on the condensed statement of cash flows.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.  No stock options were exercised during the thirteen or thirty-nine week periods ended June 27, 2008.

No stock options were issued during either the forty week period ended July 3, 2009 or the thirty-nine week period ended June 27, 2008.

We recognized compensation expense, which is a non-cash charge, related to stock options of less than $0.1 million for both of the thirteen week periods ended July 3, 2009 and June 27, 2008.  We recognized compensation expense related to stock options of $0.2 million for both the forty week period ended July 3, 2009 and the thirty-nine week period ended June 27, 2008.

Stock Appreciation Rights

A summary of our stock appreciation rights activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 26, 2008	2,017,803	$7.21
Issued	258,399	$24.78
Exercised	(322,827)	$7.02
Forfeited	(78,160)	$7.86
Outstanding at July 3, 2009	1,875,215	$9.64

Vested or expected to vest at July 3, 2009	1,684,485	$9.57	$32,167,000	4.9

Exercisable at July 3, 2009	385,134	$7.49	$8,156,000	4.6

The aggregate intrinsic values reflected above includes only those stock appreciation rights awards for which the exercise price is less than the current market price as of July 3, 2009.

The stock appreciation rights vest over three or four years in varying amounts, depending on the terms of the individual agreements, and expire seven years from the date of grant.

Stock appreciation rights with an intrinsic value of $0.2 million were exercised during the thirteen week period ended July 3, 2009, resulting in the issuance of approximately 7,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $0.1 million.  The tax benefit related to the stock appreciation right exercise price in excess of the stock appreciation right fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statements of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.  No stock appreciation rights were exercised during the thirteen week period ended June 27, 2008.

We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $0.5 million and $0.4 million for the thirteen week periods ended July 3, 2009 and June 27, 2008, respectively.

Stock appreciation rights with an intrinsic value of $6.3 million were exercised during the forty week period ending July 3, 2009, resulting in the issuance of approximately 234,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $2.4 million.  The tax benefit related to the stock appreciation right exercise price in excess of the stock appreciation right fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statements of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.  No stock appreciation rights were exercised during the thirty-nine weeks ended June 27, 2008.

We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $1.4 million and $1.0 million for the forty week period ended July 3, 2009 and for the thirty-nine week period ended June 27, 2008, respectively.

Nonvested Share Liability Awards

Our nonvested share activity for awards subject to liability accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at September 26, 2008	163,290	$7.34
Vested	(34,362)	$7.37
Forfeited	(1,482)	$11.59
Nonvested at July 3, 2009	127,446	$7.28	$3,654,000

Nonvested share liability awards vest over four or five years.

For awards granted prior to fiscal year 2008, we permitted employees to net-settle shares for taxes at amounts greater than minimum statutory withholding obligation, which resulted in the awards being classified as long term liabilities.  In accordance with the provisions of SFAS 123R, the compensation expense or benefit recognized each period represents a portion, depending on the percentage of the requisite service that has been rendered at the reporting date, of the change in market value of the shares that have not vested as of the end of each reporting period plus the change in market value of shares that vested during the reporting period.  Nonvested share liability awards may result in recognition of either compensation expense or compensation benefit (reduction in compensation expense) for a reporting period.

We recognized a compensation benefit, a non-cash credit, related to nonvested liability award shares of $0.1 million during the quarter ended July 3, 2009, compared to recognition of compensation expense of $0.7 million for the quarter ended June 27, 2008.  We recognized compensation expense related to nonvested liability award shares of $2.2 million during the forty week period ended July 3, 2009, compared to $0.6 million for the thirty-nine week period ended June 27, 2008.   The weighted average remaining life of liability awards is less than one year.

The total fair value of nonvested liability award shares that vested was less than $0.1 million for both the quarter ended July 3, 2009 and the quarter ended June 27, 2008.  The total fair value of nonvested liability award shares vested was $0.9 million for the forty week period ended July 3, 2009 and was $0.2 million for the thirty-nine week period ended June 27, 2008.  Upon vesting, the liability related to the vested share is derecognized and recorded as a component of additional paid-in capital.

We anticipate we will realize a tax benefit related to these vested share awards of approximately $0.1 million and less than $0.1 million for the quarters ended July 3, 2009 and June 27, 2008, respectively.  We anticipate we will realize a tax benefit related to these vested share awards of approximately $1.0 million and less than $0.1 million for the forty week period ended July 3, 2009 and the thirty-nine week period ended June 27, 2008, respectively.  The tax benefit related to equity awards accounted for using the liability method is included as a component of cash flow from operating activities.

Nonvested Share Equity Awards

Our nonvested share activity for awards subject to equity accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at September 26, 2008	147,379	$7.78
Granted	73,886	$24.76
Vested	(36,687)	$7.76
Forfeited	(2,434)	$7.15
Nonvested at July 3, 2009	182,144	$14.68	$5,222,000

Nonvested share equity awards vest over either three or four years.  Nonvested shares issued during or after fiscal year 2008 are classified as equity and compensation expense is recognized over the vesting period based on the fair value of the nonvested shares at grant date.

We recognized compensation expense, a non-cash charge, related to nonvested equity award shares of $0.2 million and $0.1 million for the quarters ended July 3, 2009 and June 27, 2008, respectively.  We recognized compensation expense related to nonvested equity awards of $0.5 million and $0.2 million for the forty weeks ended July 3, 2009 and for the thirty-nine weeks ended June 27, 2008, respectively.  At July 3, 2009, unrecognized compensation expense related to these awards totaled approximately $2.2 million and will be recognized over a weighted average period of 2.3 years.

No shares vested during the thirteen weeks ended July 3, 2009.   We anticipate we will recognize a tax benefit related to shares vesting during the forty week period ended July 3, 2009 of  approximately $0.2.  No shares vested during the thirteen and thirty-nine week periods ended June 27, 2008.  The tax benefit related to equity share awards with a fair value at the vest date in excess of the fair value at the grant date is included as a component of cash flows from financing activities; the remainder of the tax benefit is included as a component of cash flow from operating activities.

Holders of both equity and liability nonvested share awards are permitted to net settle shares to satisfy the minimum statutory tax withholding obligation.  We received 602 and 195 shares, respectively, at a weighted average price of $28.39 and $9.21, respectively, during the quarters ended July 3, 2009 and June 27, 2008, in connection with the withholding of taxes upon vesting of shares awards. We received 15,139 and 4,999 shares at a weighted average price of $25.45 and $5.94 in connection with the withholding of taxes upon vesting of shares awards during the forty week period ended July 3, 2009 and thirty-nine week period ended June 27, 2008, respectively.

Warrants

Pursuant to a 2005 agreement with Alvarez & Marsal, LLC (“A&M”), as a component of compensation for their evaluation of our business and recommendations for improving our operating and financial performance, we issued 472,671 warrants to acquire our common stock at a price of $5.67 per share.  During March 2009, A&M exercised the warrants.  Pursuant to the terms of the warrant, A&M elected a cashless exercise.  As a result, we issued to A&M 387,482 shares of our common shares and A&M surrendered the right to purchase the remaining 85,189 common shares.

The tax benefit related to equity share awards with a fair value at the vest date in excess of the fair value at the grant date is included as a component of cash flows from financing activities; the remainder of the tax benefit is included as a component of cash flow from operating activities.

10.           EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income available to common shareholders by the sum of weighted average number of outstanding common shares plus incremental shares that may be issued in future periods related to outstanding stock options and stock appreciation rights, if dilutive.  When calculating incremental shares related to outstanding share options and stock appreciation rights, we apply the treasury stock method.  The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the share awards, are used to repurchase outstanding shares at the average market price for the period.

The computations of basic and diluted earnings per share are as follows (in thousands, except per share data):
	Third Quarter Ended
	July 3, 2009 (Thirteen Weeks)			June 27, 2008 (Thirteen Weeks)
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	$20,232	20,957	$0.97	$978	19,387	$0.05

Effect of dilutive securities:
Stock options and stock appreciation rights		778			257
Diluted earnings per share	$20,232	21,735	$0.93	$978	19,644	$0.05

For the quarters ended July 3, 2009 and June 27, 2008, weighted-average outstanding share awards totaling approximately 0.5 million and 2.2 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.

	Year-to-date Period Ended
	July 3, 2009 (Forty Weeks)			June 27, 2008 (Thirty-nine Weeks)
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	$72,456	20,602	$3.52	$11,816	18,988	$0.62

Effect of dilutive securities:
Stock options and stock appreciation rights		757			184
Diluted earnings per share	$72,456	21,359	$3.39	$11,816	19,172	$0.62

For the year-to-date periods ended July 3, 2009 and June 27, 2008, weighted-average outstanding share awards totaling approximately 0.7 million and 2.3 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.

11.  COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Third Quarter Ended		Year-to-date Period Ended
	July 3, 2009 (Thirteen Weeks)	June 27, 2008 (Thirteen Weeks)	July 3, 2009 (Forty Weeks)	June 27, 2008 (Thirty-nine Weeks)

Net income	$20,232	$978	$72,456	$11,816
Foreign currency translation adjustment	1,329	(7)	(1,468)	5,458
Comprehensive income	$21,561	$971	$70,988	$17,274

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
RESULTS OF OPERATIONS

Our accompanying third quarter condensed consolidated results of operations are for the thirteen and forty weeks ended July 3, 2009 and the thirteen and thirty-nine weeks ended June 27, 2008, and the consolidated cash flows are for the forty weeks ended July 3, 2009 and the thirty-nine weeks ended June 27, 2008.  We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year.  Our first quarter of fiscal year 2009 contained fourteen weeks and the first quarter of fiscal year 2008 contained thirteen weeks.  Accordingly, fiscal year 2009 will be a 53-week fiscal year and will end on October 2, 2009; fiscal year 2008 was a 52-week year and ended on September 26, 2008.

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

Overview

Our accompanying third quarter condensed consolidated results of operations are for the thirteen and forty weeks ended July 3, 2009 and the thirteen and thirty-nine weeks ended June 27, 2008, and the consolidated cash flows are for the forty weeks ended July 3, 2009 and the thirty-nine weeks ended June 27, 2008.  We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year.  Our first quarter of fiscal year 2009 contained 14 weeks and the first quarter of fiscal year 2008 contained 13 weeks.  Accordingly, fiscal year 2009 will be a 53-week fiscal year and will end on October 2, 2009; fiscal year 2008 was a 52-week year and ended on September 26, 2008.

We believe we are the largest producer and marketer of dry pasta in North America, by volume, based on data available from A.C. Nielsen, published competitor financial information, industry sources such as the National Pasta Association, suppliers, trade magazines and our own market research.

We generate revenues in two customer markets: retail and institutional.  Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant, drug and discount stores) and encompasses sales of our branded, private label (or, as we refer to them, “customer brands”) and imported products. Retail revenues represented 77.7% and 78.6% of our total revenue for the quarter and year-to-date periods ended July 3, 2009 and 70.5% and 74.4% of our total revenue for the quarter and year-to-date periods ended June 27, 2008.  The institutional market includes both food service distributors and food processors that use pasta as a food ingredient.  Food service customers include businesses and organizations that sell products to restaurants, healthcare facilities, schools, hotels and industrial caterers and multi-unit restaurant chains that procure directly.  The institutional market represented 22.3% and 21.4% of our total revenue for the quarter and year-to-date periods ended July 3, 2009 and 29.5% and 25.6% of our total revenue for the quarter and year-to-date periods ended June 27, 2008.

Average selling prices for both our branded and non-branded products are based on the competitive market environment.  In addition, average selling prices for our non-branded products may be affected by customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item specific sales volumes (i.e., product sales mix). Generally, average retail selling prices are higher than institutional selling prices. Selling prices of our proprietary branded products are higher than selling prices for our other product categories, including customer brands. Revenues are reported net of cash discounts, product returns, and promotional and slotting allowances.

Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including depreciation) and distribution (including transportation) costs. A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. Since mid-2006, durum prices have increased substantially and we anticipate these costs to remain at or above historical levels throughout fiscal 2009.  Although our objective is to maintain a relatively stable gross margin as a percent of revenues, our commodity costs in general, and durum in particular, are volatile and, as a result, our gross margin as a percent of revenue may be subject to fluctuation.  Generally, we seek price increases to maintain our margins when our manufacturing and distribution costs increase.  We mitigate our exposure to changes in raw material costs through advance purchase contracts for durum wheat.  We also mitigate a limited portion of our exposure to changes in manufacturing and distribution costs through arrangements with a limited number of institutional customers that provide for the “pass-through” of changes in raw material costs and certain other cost changes as price adjustments.

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

According to A.C. Neilsen, during the 52 week period ending July 4, 2009, the pasta market grew at a rate of approximately 4.1% as compared to the prior 52 week period, which we believe translates into the highest pasta consumption levels in at least ten years.  The trend continued through the twelve weeks ending July 4, 2009, with growth of approximately 3.9% compared to the prior year period.  With the economic downturn, more people are choosing to cook at home and are taking advantage of the many alternatives available with a versatile food such as dry pasta.  Dry pasta offerings include traditional semolina pasta as well as alternative formulations such as whole-wheat, multi-grain, and omega-added.  Consumption of traditional semolina pasta, which comprises approximately 90% of the pasta market when expressed as a percent of pounds consumed, increased 3.1% and 3.2% during the 52 and 12 weeks ending July 4, 2009, respectively.  During the same period, the market-wide consumption of alternative formulation pasta has grown, but at a lower recent rate, with a growth rate of 12.6% and 9.3% during the 52 and 12 week periods ending July 4, 2009, respectively.  In addition, across nearly every store product category, consumers have been taking advantage of lower priced private label alternatives to traditional branded label products.  For the pasta category, during the 52 week period ending July 4, 2009, total brand growth was 2.8% and private label growth was 7.0%.  Further, consumers are increasingly taking advantage of lower priced delivery channels, such as discount and dollar stores.

We have begun implementation of our strategy to focus on growing customer brands (private label) in the overall market and our proprietary brands in core markets where they are strongest.  As a part of that strategy, we are extracting our proprietary branded products from those markets in which they are underperforming.  As a result, during this quarter we have experienced volume and revenue growth in our private label and focus brands, partly offset by the anticipated decrease in branded volume and revenue in those markets of reduced focus.

Our institutional business had significant changes during the third quarter.  The food service channel, including restaurants, has been increasingly challenged as a result of current macro-economic conditions.  The ingredient channel has benefited from consumption growth in products such as prepared dinners and soups, which use pasta as an ingredient.  Within the ingredient channel, we generally receive a conversion fee with costs recovered on a pass-through basis.  Ingredient products primarily use non-durum wheat classes for production.  Although our per unit margin remained stable, average selling prices decreased due primarily to declines in the cost of non-durum wheat.

Critical Accounting Policies

This discussion and analysis encompass our results of operations and financial condition as reflected in our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the method of accounting for share-based compensation, the estimates used to record allowances for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory, reserves for obsolete spare parts, promotional allowances, and income taxes. Our management bases its estimates and judgments on relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the critical accounting policies section in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008 for a complete discussion of our significant accounting policies. We did not adopt any new critical accounting policies during the fiscal quarter ended July 3, 2009.

Third Quarter Results

Following is an analysis of changes in key items included in the condensed consolidated statements of operations for the quarter ended July 3, 2009 compared to the quarter ended June 27, 2008.  Amounts have been rounded.  Percent of revenues, dollar change and percent change are all calculated based on amounts presented in this table (dollar amounts in millions):

	Quarter ended July 3, 2009		Quarter ended June 27, 2008
	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	Percent Change
Revenues:
Retail	$113.0	77.7%	109.8	70.5%	$3.2	3%
Institutional	32.5	22.3	46.0	29.5	(13.5)	(29)
Total revenues	145.5	100.0	155.8	100.0	(10.3)	(7)

Significant Expenses
Cost of goods sold	102.9	70.7	130.8	84.0	(27.9)	(21)
Selling and marketing expense	6.1	4.2	7.1	4.6	(1.0)	(14)
General and administrative expense	7.2	4.9	10.3	6.6	(3.1)	(30)
Interest expense, net	3.0	2.1	6.7	4.3	(3.7)	(55)
Income tax expense (benefit)	5.7	3.9	-	-	5.7	n/c

Key Measurements
Gross profit	42.6	29.3	25.0	16.0	17.6	70
Operating profit	28.9	19.9	7.5	4.8	21.4	285
Income before income taxes	25.9	17.8	1.0	0.6	24.9	2490
Net income	20.2	13.9	1.0	0.6	19.2	1920

n/c – not calculated

Revenues:  Total revenues of $145.5 million for the quarter ended July 3, 2009 represents a $10.3 million, or approximately 7%, decrease compared with total revenue of $155.8 million for quarter ended June 27, 2008.   Approximately $2.3 million, or 1.5%, of this decrease was due to a decline in volume and approximately $8.0 million, or 5%, of this decrease was due to lower average selling prices.

Retail market revenues increased $3.2 million, or approximately 3%, to $113.0 million for the quarter ended July 3, 2009 compared with $109.8 million for the quarter ended June 27, 2008.  This increase was the result of an approximate $3.5 million increase due to higher volume partially offset by a $0.3 million decrease due to slightly lower average selling prices.  The increase in volume was primarily due to overall growth in our private label channel combined with branded product growth in our core markets, partly offset by the initial phase of our exit of branded product from non-core markets.

Institutional market revenues decreased $13.5 million, or approximately 29%, to $32.5 million for the quarter ended July 3, 2009 compared with $46.0 million for the quarter ended June 27, 2008.  Revenues decreased $5.1 million, or 11%, due to lower volume and $8.4 million, or 18% due to lower average selling prices.  The primary reason for the revenue decline is that, during the quarter ended June 27, 2008, we provided approximately $7.5 million of product pursuant to a government contract.  Due to restrictions limiting bids to small businesses as defined under the applicable government regulations, we were precluded from bidding on this business.  During the quarter ended July 3, 2009, these bidding restrictions were lifted.  Additional components of the decrease in institutional revenue include increasing challenges to our customers in the restaurant industry and the impact of lower per-unit revenues on certain pass-through manufacturing agreements.

Cost of goods sold:  Cost of goods sold decreased $27.9 million, or approximately 21%, to $102.9 million for the quarter ended July 3, 2009 from $130.8 million for the quarter ended June 27, 2008, primarily as a result of a decrease in commodity prices.  The primary commodity used in production of pasta is durum wheat.  The spot market price of durum declined during the quarter ended July 3, 2009 when compared to same period of the prior fiscal year.  However, durum prices included as a component of cost of goods sold, while lower than in the prior year, were higher than spot market prices due to our forward purchases of durum and the use of the higher priced durum inventory in the manufacturing process.  Cost of goods sold as a percent of revenues was 70.7% for the quarter ended July 3, 2009, compared with 84.0% for the quarter ended June 27, 2008.  The decrease in cost of goods sold as a percent of revenue for the third quarter of 2009 reflects the continued fluctuation of commodity, transportation, and other input costs.

Gross profit:  Gross profit increased $17.6 million to $42.6 million for the quarter ended July 3, 2009 compared with $25.0 million for the quarter ended June 27, 2008.  The increase in gross profit primarily results from stabilized selling prices and benefits from fluctuating commodity costs, which were partially offset by lower volumes in the institutional channels.  Gross profit as a percent of revenues increased to 29.3% for the quarter ended July 3, 2009 from 16.0% for the quarter ended June 27, 2008.

Selling and marketing expense:  Selling and marketing expense decreased $1.0 million, or approximately 14%, to $6.1 million for the quarter ended July 3, 2009 compared with $7.1 million for the quarter ended June 27, 2008.  As a percent of revenues, selling and marketing expenses were 4.2% and 4.6% for the quarters ended July 3, 2009 and June 27, 2008, respectively.  The decrease in total selling and marketing expense was primarily due to lower consulting fees of $0.9 million and lower stock based compensation expense of $0.3 million, partly offset by increases in marketing expenses of $0.4 million.  The lower consulting fees primarily results from an independent third party analysis of the pasta category and our market placement that was conducted during fiscal 2008.  The decrease in stock based compensation expense was due primarily to changes in our stock price, which impacts certain stock awards accounted for under the liability method.  The increase in marketing expense was due primarily to the timing of consumer advertising and other marketing programs.

General and administrative expense:  General and administrative expense decreased $3.1 million, or approximately 30%, to $7.2 million for the quarter ended July 3, 2009, from $10.3 million for the quarter ended June 27, 2008. General and administrative expenses as a percent of revenues decreased to 4.9% for the quarter ended July 3, 2009, from 6.6% for the quarter ended June 27, 2008.  This decrease was primarily due to a $3.0 million decrease in professional fees.  The decrease in professional fees was primarily due to lower fees related to our restatement.  As previously disclosed, during fiscal year 2008 we concluded an investigation and restatement of our historical financial statements.  During the quarter ending June 27, 2008, we incurred $2.5 million of such fees related to our restatement.  Non-restatement related professional fees decreased $0.5 million to $1.1 million for the quarter ended July 3, 2009 from $1.6 million for the quarter ended June 27, 2008.

Interest expense, net:  Interest expense for the quarter ended July 3, 2009, was $3.0 million, a decrease of $3.7 million, or approximately 55%, from $6.7 million for the quarter ended June 27, 2008.  This decrease is primarily due to the combination of lower interest rates and lower outstanding borrowings.  The average interest rate related to outstanding borrowings during the quarter ended July 3, 2009 and the quarter ended June 27, 2008 was 5.9% and 10.2%, respectively, resulting in an approximate $1.9 million decrease in interest expense.  In addition, our average borrowings outstanding decreased approximately 33%, which accounted for approximately $1.5 million of the decrease in interest expense.

Income tax expense (benefit):  Income tax expense for the quarter ended July 3, 2009 was $5.7 million compared to a minimal income tax benefit for the quarter ended June 27, 2008.  The tax expense was primarily attributable to the impact of pre-tax earnings for the year to date recorded at the projected annual effective rate, which is primarily determined based on the combination of estimated current year income and estimated current year use of net operating losses.  The tax benefit for the quarter ended June 27, 2008 was primarily due to a reduction in the valuation allowance during the prior year against deductible temporary differences as well as a tax benefit from foreign operations.

Net income:  Net income for the quarter ended July 3, 2009, was $20.2 million, an increase of $19.2 million from $1.0 million for the quarter ended June 27, 2008, primarily as a result of improved margins, lower restatement-related professional fees, and lower interest expense, partly offset by the increase in income tax expense.  Net income as a percent of net revenues was 13.9% versus 0.6% in the comparable quarter of the prior fiscal year.

Year-To-Date Results

Following is an analysis of changes in key items included in the condensed consolidated statements of operations for the year-to-date period ended July 3, 2009 compared to the year-to-date period ended June 27, 2008.  Amounts have been rounded.  Percent of revenues, dollar change and percent change are all calculated based on amounts presented in this table (dollar amounts in millions):

	Forty weeks ended July 3, 2009		Thirty-nine weeks ended June 27, 2008
	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	Percent Change
Revenues:
Retail	$376.8	78.6%	302.8	74.4%	$74.0	24%
Institutional	102.3	21.4	104.3	25.6	(2.0)	(2)
Total revenues	479.1	100.0	407.1	100.0	72.0	18

Significant Expenses
Cost of goods sold	343.4	71.7	325.6	80.0	17.8	5
Selling and marketing expense	20.8	4.3	19.3	4.7	1.5	8
General and administrative expense	23.9	5.0	29.8	7.3	(5.9)	(20)
Interest expense, net	13.0	2.7	20.7	5.1	(7.7)	(37)
Income tax expense (benefit)	4.5	0.9	(0.6)	(0.1)	5.1	n/c

Key Measurements
Gross profit	135.7	28.3	81.6	20.0	54.1	66
Operating profit	89.9	18.8	32.1	7.9	57.8	180
Income before income taxes	76.9	16.1	11.2	2.8	65.7	587
Net income	72.5	15.1	11.8	2.9	60.7	514

n/c – not calculated

Revenues: Revenues increased $72.0 million, or approximately 18%, to $479.1 million for the forty week period ended July 3, 2009, from $407.1 million for the thirty-nine week period ended June 27, 2008.  Approximately $46.5 million, or 11%, of this increase was due to increased average selling prices and approximately $29.3 million, or 7%, of this increase was due to higher volume.  The volume increase was partially due to an industry wide increase in consumption and partially to the inclusion of an additional week in the forty week period ending July 3, 2009.  These increases were partly offset by a $3.8 million decrease in revenue related to payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“Byrd Amendment”).

Retail market revenues increased $74.0 million, or approximately 24%, to $376.8 million for the forty week period ended July 3, 2009, from $302.8 million for the thirty-nine week period ended June 27, 2008.  Payments received pursuant to the Byrd Amendment are included as a component of retail market revenues.  Revenues exclusive of the Byrd Amendment receipts increased $29.2 million, or 10%, due to increased volume and increased $48.6 million, or 16%, due to higher average selling prices.  The increased volume was principally due to an industry wide increase in consumption combined with the inclusion of an additional week in the forty week period ending July 3, 2009.  Our fiscal year 2009 selling prices include the full impact of pasta price increases made in response to rising commodity, transportation, and other input costs that had not been fully implemented during the first two quarters of the comparable period of the prior fiscal year.

Institutional market revenues decreased $2.0 million, or approximately 2%, to $102.3 million for the forty week period ended July 3, 2009, from $104.3 million for the thirty-nine week period ended June 27, 2008.  Revenues increased $1.3 million, or 1%, due to increased volume and decreased $3.3 million, or 3%, due to lower average selling prices.  The primary reason for the revenue decline is that during the thirty-nine week period ended June 27, 2008, we provided approximately $8.6 million of product pursuant to a government contract.  Due to restrictions limiting bids to small businesses as defined under the applicable government regulations, we were precluded from bidding on this business.  During the quarter ended July 3, 2009, these bidding restrictions were lifted.  In addition, institutional revenue has recently been adversely affected by challenges to our customers in the restaurant industry and the impact of lower per-unit revenues on certain pass-through manufacturing agreements.  On a year-to-date basis, these factors are largely offset by the impact of pasta price increases made during the prior year in response to rising commodity, transportation, and other input costs.

Cost of goods sold: Cost of goods sold increased $17.8 million, or approximately 5%, to $343.4 million for the forty week period ended July 3, 2009, from $325.6 million for the thirty-nine week period ended June 27, 2008.  Cost of goods sold increased primarily as a result of increased volume, partly offset by a decrease in average durum costs.  The primary commodity used in production of pasta is durum wheat.  The spot market price of durum declined during the first forty weeks of fiscal 2009.  However, durum prices included as a component of cost of goods sold, while lower than in the prior year, were higher than spot market prices due to our forward purchases of durum and the use of the higher priced durum inventory in the manufacturing process.  Our forward purchases of durum allowed us to stabilize this component of our manufacturing costs over the forty-weeks of fiscal 2009 when compared to the thirty-nine weeks of fiscal 2008.  Cost of goods sold as a percent of revenues declined to 71.7% for the forty week period ended July 3, 2009 from 80.0% for the thirty-nine week period ended June 27, 2008, primarily as a result of the impact of price increases implemented during fiscal year 2008 to offset the impact of rising commodity, transportation, and other input costs, as well as a decrease in per unit fixed costs as a result of increased production.

Gross profit: Gross profit increased $54.1 million to $135.7 million for the forty week period ended July 3, 2009 compared with $81.6 million for the thirty-nine week period ended June 27, 2008.  The increase in gross profit results from the 7% increase in volume, current quarter benefits of fluctuating commodity prices, and the impact of price increases to offset higher commodity and transportation costs implemented during the first two quarters of fiscal 2008.  Gross profit as a percent of revenues increased to 28.3% for the forty week period ended July 3, 2009 from 20.0% for the thirty-nine week period ended June 27, 2008, primarily as a result of the factors noted above.

Selling and marketing expense: Selling and marketing expense increased $1.5 million, or approximately 8%, to $20.8 million for the forty week period ended July 3, 2009, from $19.3 million for the thirty-nine week period ended June 27, 2008.  As a percent of revenues, selling and marketing expenses were 4.3% and 4.7% for the forty week period ended July 3, 2009 and the thirty-nine week period ended June 27, 2008, respectively.  The increase in total selling and marketing expense was primarily due to increased brokerage expense of $0.9 million, brand amortization expense of $0.7 million, and stock based compensation expense of $0.5 million, partly offset by a $0.9 million decrease in consulting expenses.  The increase in broker commissions results primarily from higher selling prices and higher year-to-date sales volume.  The increase in brand amortization expense results from the amortization of a brand that was designated as a definite life intangible as of the end of the prior fiscal year.  The stock based compensation increase was due primarily to changes in our stock price, which impacts certain stock awards accounted for under the liability method.  The increase in marketing expense was due primarily to the timing of consumer advertising and other marketing programs.

General and administrative expense: General and administrative expense decreased $5.9 million, or approximately 20%, to $23.9 million for the forty week period ended July 3, 2009, from $29.8 million for the thirty-nine week period ended June 27, 2008. General and administrative expenses as a percent of revenues decreased to 5.0% for the forty week period ended July 3, 2009, from 7.3% for the thirty-nine week period ended June 27, 2008.  This decrease was primarily due to reduction in professional fees of $8.8 million, partly offset by a $3.6 million increase in compensation and benefits.  The decrease in professional fees was primarily related to restatement related fees incurred in the prior year.  As previously disclosed, during fiscal year 2008 we concluded an investigation and restatement of our historical financial statements.  During the forty week period ending July 3, 2009, we incurred $0.7 million of restatement professional fees compared to $9.7 million of such fees during the thirty-nine week period ended June 27, 2008.  The increase in compensation related costs included a $1.7 million increase in stock based compensation, a $1.0 million increase in cash compensation costs, and a $0.9 million increase in health and dental insurance benefit costs.  The stock based compensation increase was due primarily to changes in our stock price, which impacts certain stock awards accounted for under the liability method.

Interest expense, net: Interest expense for the forty week period ended July 3, 2009 was $13.0 million, a decrease of $7.7 million, or approximately 37%, from $20.7 million for the thirty-nine week period ended June 27, 2008.

This decrease is primarily due to the combination of lower interest rates and lower outstanding borrowings.  The average interest rate in effect during the forty week period ended July 3, 2009 and the thirty-nine week period ended June 27, 2008 was 7.1% and 10.7%, respectively, and this lower average rate accounted for approximately $5.6 million of the decrease in interest expense.  In addition, our average borrowings outstanding decreased approximately 10%, which accounted for approximately $2.3 million of the decrease in interest expense.

Income tax expense (benefit): Income tax expense for the forty week period ended July 3, 2009 was $4.5 million compared to a income tax benefit of $0.6 million for the thirty-nine week period ended June 27, 2008.  During the first quarter, management determined that based on all available evidence, both positive and negative, it was more likely than not that we will realize the benefit of federal and certain state net operating loss carryforwards that previously had a valuation allowance.  Consequently, for the current year we estimate an annual effective tax rate of 19.1%, which is substantially below our statutory rate due to the benefit of reducing our valuation allowance related to these net operating loss carryforwards.  During the second quarter of fiscal 2009, management concluded that we would be able to utilize our alternative minimum tax credit carryforward, resulting in a discrete tax benefit of approximately $10.3 million.  The tax benefit for the thirty-nine week period ended June 27, 2008 was primarily due to a reduction in the valuation allowance during the prior year against deductible temporary differences as well as a tax benefit from foreign operations.

Net income: Net income for the forty week period ended July 3, 2009 was $72.5 million, an increase of $60.7 million from $11.8 million for the thirty-nine week period ended June 27, 2008.  This increase was primarily as a result of improved margins, lower restatement-related professional fees, and lower interest expense, partly offset by the increase in income tax expense.  Net income as a percent of net revenues was 15.1% versus 2.9% in the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and cash equivalents totaled $44.5 million at July 3, 2009 and $38.6 million at September 26, 2008.

Our net cash provided by operating activities totaled $86.8 million for the forty week period ended July 3, 2009 compared to $2.0 million for the thirty-nine week period ended June 27, 2008.  Our net cash provided by operating activities for the forty week period ended July 3, 2009 was comprised primarily of net income of $72.5 million, adjusted for $23.9 million of non-cash charges and credits, primarily depreciation and amortization of $19.8 million, stock based compensation expense of $4.5 million, inventory impairment losses of $1.8 million, and a net change in deferred taxes of $3.0 million, partly offset by the reclassification to financing activities of $6.6 million of excess tax benefit related to share award exercises.  We also had a $9.6 million use of cash related to changes in operating assets and liabilities.  The most significant changes in operating assets and liabilities were the $11.7 million of use of cash related to accounts payable and accrued expenses, partly offset by $3.8 million source of cash due to lower receivables.  The use of cash related to accounts payable and accrued expense was due primarily to the payment of the $7.5 million due as a result of the Department of Justice monetary penalty, a $2.7 million decrease in accrued interest payable, and a $1.1 million decrease in accrued incentive compensation.  The source or use of cash related to receivables is primarily due to timing of collections and will fluctuate from period to period based on selling prices and the timing of sales and collections.

Cash used in investing activities totaled $5.5 million for the forty week period ended July 3, 2009.  The primary use of investing activity cash was to fund capital expenditures principally related to investments in production, distribution, and milling equipment, as well as management information system assets.  Capital expenditures were $8.0 million and $8.5 million for the forty week period ended July 3, 2009 and thirty-nine week period ended June 27, 2008, respectively.  The primary source of investing activity cash was the redemption of short term investments of $2.1 million and $3.8 million during the forty week period ending July 3, 2009 and the thirty-nine week period ending June 27, 2008, respectively.

During the forty week period ended July 3, 2009, our net cash used by financing activities totaled $75.2 million.  The primary financial activity use of cash was to repay a portion of our credit facility, including a $22.9 million principal payment required under the excess cash flow provisions of our credit facility and voluntary payments of $57.0 million.  In addition, our Italian subsidiary repaid the $2.0 million that was outstanding under revolving credit facilities.  The primary sources of financing activity cash were the recognition of a $4.4 million excess tax benefit related to the exercise of warrants and a $2.2 million excess benefit related to the exercise of share based awards.

As of July 3, 2009, our U.S. credit facility was comprised of a $160.0 million term loan and a $30.0 million revolving credit facility.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan matures in March 2011 and does not include any scheduled principal payments.  However, principal pre-payments are required if certain events occur in the future, including the sale of certain assets, issuance of equity, or the generation of “excess cash flow” as defined in the credit agreement.  During the first quarter of fiscal year 2009, we paid approximately $22.9 million due under the excess cash flow provisions of the agreement for the fiscal year ended September 26, 2008.  The excess cash flow payment, if any, required to be made in December 2009 will be based on results for the full 2009 fiscal year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization (all as defined in the credit facility), the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount of voluntary pre-payments.  Based solely on our results for the forty week year-to-date period ending July 3, 2009, the amount of the excess cash flow payment would be approximately $46.8 million.  Through July 2009, we have made voluntary payments on our credit facility of $67.0 million, which will reduce any required excess cash flow payments, as defined in our credit agreement, related to our current fiscal year.  The term loan interest rate in effect at July 3, 2009 was approximately 5.8% and we had no borrowings outstanding under the revolving credit facility.  Outstanding letters of credit under our revolving credit facility totaled approximately $1.1 million as of July 3, 2009.  Accordingly, under the credit facility we had additional borrowing capacity of $28.9 million as of July 3, 2009.

Our U.S. credit facility contains restrictive covenants, including, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements. We were in compliance with all U.S. credit facility covenants as of July 3, 2009.

We anticipate cash generated from operations and available on our revolving credit facility to be sufficient to meet our expected capital and liquidity needs, including the funding of capital expenditures, required debt repayments, and working capital requirements, for the foreseeable future.

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency and for which the fair value of the asset or liability on the date of acquisition can be determined.  This Statement is effective prospectively to business combinations on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010).  We do not expect the adoption of SFAS 141R or FSP 141R-1 to have a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years.  We do not expect the adoption of SFAS 161 to have a material effect on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in our fiscal year 2010. We do not expect the adoption of this statement to have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed.  The adoption of FSP 157-4 did not have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   Adoption of FSP 107-1 and APB 28-1, which was effective for us as of this quarter, did not have a material effect on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim and annual periods ending after June 15, 2009 and, therefore, is effective for us as of July 3, 2009.  Adoption of SFAS 165 did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" (“SFAS 166”), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in our fiscal 2011. We do not expect the adoption of SFAS 166 to have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS 167”) , which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  This statement will be effective for us beginning in fiscal 2011.  We do not expect the adoption of SFAS 167 to have a material effect on our condensed consolidated financial statements

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore all references made to US GAAP will use the new Codification numbering system prescribed by the FASB in our Annual Report on Form 10-K. Since the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2009.

We have remediated the material weakness on the financial statement closing process, described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2008.  Certain of the remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

(b)  Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the quarterly period ended July 3, 2009, that materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.

During the third quarter ended July 3, 2009, we successfully implemented a version upgrade of our enterprise resource planning system.  The completed implementation has resulted in certain changes to business processes and internal controls impacting financial reporting.  We have evaluated the control environment as affected by the implementation and believe that our controls remain effective.

PART II.	OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Refer to Note 12 in the accompanying financial statements.

ITEM 1A.              RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases we made of our common stock during the third fiscal quarter of 2009:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan

April 4 – May 1	-	$-	-
May 2 – May 29	-	-	-
May 30 – July 3	602	28.39	-
Total	602	$28.39	-

(1)	Shares received as payment for the minimum statutory employee withholding taxes related to vesting of restricted stock.

On October 4, 2002 our Board of Directors authorized up to $20.0 million to implement a common stock repurchase plan.  As of July 3, 2009, $7.9 million remained available under the common stock repurchase plan.  Covenants contained in our U.S. credit facility prohibit us from making additional repurchases under the plan.

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

American Italian Pasta Company

Date: August 6, 2009	By:	/s/ John P. Kelly
John P. Kelly
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Paul R. Geist
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