Form 10-Q
period 2010-01-01
AMERICAN ITALIAN PASTA CO
filed 2010-02-04
CIK 849667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2010

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
Yes  No ☑

As of January 29, 2010, the Registrant had 21,115,966 shares of common stock, par value $0.001 per share, outstanding.

AMERICAN ITALIAN PASTA COMPANY
Form 10-Q
Fiscal Quarter Ended January 1, 2010

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share amounts)

	January 1, 2010	October 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$31,871	$30,959
Trade and other receivables, net	46,901	45,828
Inventories	45,454	50,996
Other current assets	6,740	6,372
Deferred income taxes	16,793	22,202
Total current assets	147,759	156,357
Property, plant and equipment, net	286,103	291,212
Brands	78,733	79,074
Other assets	3,032	3,420
Total assets	$515,627	$530,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,162	$29,852
Accrued expenses	20,657	24,147
Income tax payable	3,460	-
Current maturities of long term debt	-	5,900
Total current liabilities	46,279	59,899
Long term debt, less current maturities	80,000	104,100
Deferred income taxes	54,157	52,972
Other long term liabilities	6,184	5,676
Total liabilities	186,620	222,647
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares – 10,000,000; Issued and outstanding shares – none	-	-
Class A common stock, $.001 par value:
Authorized shares – 75,000,000; Issued and outstanding shares – 23,357,185 and 21,129,627, respectively, at January 1, 2010; 23,198,013 and 20,981,913, respectively, at October 2, 2009	23	23
Class B common stock, par value $.001
Authorized shares – 25,000,000; Issued and outstanding – none	-	-
Additional paid-in capital	276,677	274,142
Treasury stock 2,227,558 shares at January 1, 2010 and 2,216,100 shares at
October 2, 2009, at cost	(52,903)	(52,519)
Accumulated other comprehensive income	16,698	17,957
Retained earnings	88,512	67,813
Total stockholders’ equity	329,007	307,416
Total liabilities and stockholders’ equity	$515,627	$530,063

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
 (in thousands, except per share amounts)

	Quarter Ended
	January 1, 2010 (Thirteen Weeks)	January 2, 2009 (Fourteen Weeks)

Revenues	$148,946	$171,206
Cost of goods sold	98,982	122,362
Gross profit	49,964	48,844

Selling and marketing expense	7,248	7,364
General and administrative expense	8,683	8,653
Loss related to long-lived assets	103	347
Operating profit	33,930	32,480

Interest expense, net	1,776	5,878
Other (income) expense, net	(10)	95
Income before income taxes	32,164	26,507

Income tax expense	11,465	479
Net income	$20,699	$26,028

Net income per common share (basic)	$0.98	$1.28

Weighted-average common shares outstanding (basic)	21,047	20,257

Net income per common share (diluted)	$0.95	$1.23

Weighted-average common shares outstanding (diluted)	21,833	21,078

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)
	Quarter Ended
	January 1, 2010 (Thirteen Weeks)	January 2, 2009 (Fourteen Weeks)

OPERATING ACTIVITIES:
Net income	$20,699	$26,028
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,181	6,482
Amortization of deferred financing fees	306	324
Share-based compensation expense	2,217	1,569
Deferred income tax expense	6,568	146
Excess tax benefit – share-based compensation	(984)	(823)
Other	344	1,245
Changes in operating assets and liabilities:
Trade and other receivables	(1,565)	1,950
Inventories	5,208	5,805
Other current assets	(490)	(3,561)
Accounts payable and accrued expenses	(10,361)	(11,800)
Income taxes payable	4,737	340
Other	(219)	(421)
Net cash provided by operating activities	32,641	27,284

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,345)	(1,909)
Redemption of short-term investments	-	622
Other	15	245
Net cash used in investing activities	(2,330)	(1,042)

FINANCING ACTIVITIES:
Principal payments on debt	(30,000)	(23,099)
Excess tax benefit related to share-based compensation	984	823
Other	(292)	(39)
Net cash used in financing activities	(29,308)	(22,315)
Effect of exchange rate changes on cash	(91)	(234)
Net increase in cash and cash equivalents	912	3,693
Cash and cash equivalents, beginning of period	30,959	38,623
Cash and cash equivalents, end of period	$31,871	$42,316

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,422	$6,578
Cash income tax paid, net	$160	$6

Non-cash investing and financing activities
Property, plant and equipment accrued in accounts payable	$124	$1,016

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our”, and similar words are to American Italian Pasta Company and its subsidiaries.

1.      BASIS OF PRESENTATION

Our first quarter of fiscal year 2010 contained 13 weeks, one week less than our comparative first quarter of fiscal year 2009 that contained 14 weeks.  Our fiscal year ends on the last Friday of September or the first Friday of October, resulting in a 52- or 53-week year depending on the calendar.  Our first three quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter.  Fiscal year 2010 will be a 52-week year and will end on October 1, 2010.  Fiscal year 2009 was a 53-week fiscal year and ended on October 2, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen weeks ended January 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended October 1, 2010.  For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued FASB ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”, to codify SFAS 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140”, which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in our fiscal 2011. We do not believe that the adoption of ASU 2009-16 will have a material effect on our condensed consolidated financial statements.

3.      INVENTORIES

Inventories are carried at standard cost adjusted for capitalized variances, which approximate the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. We periodically review our inventory for slow-moving, damaged or discontinued items and adjust our reserves to reduce such items identified to their recoverable amount.

We recognized $0.2 million and $0.5 million of expense related to slow moving, damaged, and discontinued inventory during the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009.  This expense was included as a component of cost of goods sold on the condensed consolidated statements of operations.

Inventories consist of the following (in thousands):

	January 1, 2010	October 2, 2009
Finished goods	$30,801	$38,156
Raw materials, additives, packaging materials and work-in-process	15,395	13,422
Reserves for slow-moving, damaged and discontinued inventory	(742)	(582)
Inventories	$45,454	$50,996

4.      DEBT

Our debt consists of the following (in thousands):
	January 1, 2010	October 2, 2009

Borrowings under U.S. credit facility	$80,000	$110,000
Less current maturities	-	5,900
Long term debt, less current maturities	$80,000	$104,100

As of January 1, 2010, the U.S. credit facility, as amended, was comprised of an $80.0 million term loan and a $30.0 million revolving credit facility.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan matures in March 2011 and does not have scheduled principal payments.  Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement.   As of October 2, 2009, the excess cash flow payment due under this agreement related to fiscal 2009 results was approximately $5.9 million, which was paid from available cash during the first quarter of fiscal year 2010.  The excess cash flow payment, if any, required to be made in December 2010 will be based on results for the full 2010 fiscal year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization, the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount of voluntary pre-payments (all as defined in the credit facility).  During the current fiscal year, we have made voluntary principal payments of $24.1 million.  The weighted average term loan interest rate in effect at January 1, 2010 was 5.7%.  We had no borrowings outstanding under the revolving credit facility as of January 1, 2010.  The outstanding letters of credit under our revolving credit facility totaled approximately $1.0 million as of January 1, 2010.  Accordingly, we had additional borrowing capacity of $29.0 million under the U.S. credit facility as of January 1, 2010.

Our U.S. credit facility contains restrictive covenants, including financial covenants requiring minimum and cumulative earnings levels as well as limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements. We were in compliance with these financial covenants as of January 1, 2010.

Our U.S. credit facility includes restrictions that limit borrowings by our Italian subsidiary, Pasta Lensi S.r.l. (“Lensi”), to $5.0 million, all of which is available as of the end of the current period.  Lensi has credit facilities that allow 30-60 day advances that are based on accounts receivable balances pledged and are secured by Lensi’s accounts receivables and other assets, as well as a general line of credit of approximately $0.6 million.  There were no borrowings outstanding under these credit facilities as of either January 1, 2010 or October 2, 2009.

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

During the first quarter of fiscal 2010 and 2009, we received payments and recognized revenue of $1.5 million and $0.8 million, respectively.

Effective October 1, 2007, the Act was repealed, resulting in the discontinuation of future distributions to affected domestic producers for duties assessed after such date.  It is not possible to reasonably estimate amounts, if any, to be received in the future on duties assessed prior to October 1, 2007.

6.	INCOME TAXES

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

We recorded an income tax expense of $11.5 million for the thirteen week period ended January 1, 2010.  The tax expense is primarily attributable to the impact of pre-tax earnings for the year to date recorded at the projected annual effective rate.

It is our policy to classify interest and penalties as a component of income tax expense.  Estimated interest and penalties classified as a component of income tax expense were less than $0.1 million for the thirteen weeks ended January 1, 2010 and for the fourteen weeks ended January 2, 2009.  Accrued interest and penalties, net of tax benefits, were $1.0 million as of January 1, 2010 and October 2, 2009.

We file income tax returns in the U.S. federal jurisdiction, the Netherlands, Italy and various state jurisdictions.

As of January 1, 2010, the federal tax returns for the fiscal years ended 2004 through 2009 are open to audit and will remain open to audit until the statue closes for the years in which the net operating losses are utilized.  Various state and foreign tax returns for the fiscal years ended 2003 through 2009 are open to audit under their respective statutes of limitations.  During fiscal year 2008, the Internal Revenue Service completed an examination of our tax return for fiscal year 2004, with no material change in taxes due for that period.  As of January 1, 2010, we do not believe there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

As of October 2, 2009, we had federal net operating loss carryforwards of $33.6 million and federal AMT credit carryforwards of $11.8 million.  Based upon all available evidence, both positive and negative, management determined that it is more likely than not that these carryforwards will be utilized before expiration.

We also evaluated existing valuation allowances related to certain state tax credits and certain state and foreign net operating loss carryforwards.  Based on all available evidence, both positive and negative, we determined that it is not more likely than not that we will realize the benefits related to these carryforwards.  We will continue to evaluate the valuation allowance related to those carryforwards not meeting the more likely than not criteria at the end of each period taking into account current and forecasted operating results.

We have elected the tax law ordering approach to determine when excess tax deductions resulting from equity awards are realized.  Therefore, excess tax benefits resulting from current year equity award exercises have been recognized as a component of additional paid-in capital.

7.	EQUITY INCENTIVE PLANS

Our current equity plan, as approved in December 2000 and amended in February 2004, authorizes us to grant nonvested shares, stock options, and stock appreciation rights to certain officers, key employees and contract employees for the purchase or award of up to 1.8 million shares of our common stock, plus shares forfeited related to awards made under either our current or our prior equity incentive plan.  Also outstanding are stock options to purchase approximately 0.1 million shares of our common stock that were issued under terminated equity incentive plans established during October 1992, October 1993, and October 1997.  Generally, we issue new shares upon the award of nonvested shares and the exercise of stock options or stock appreciation rights.  Accordingly, we do not anticipate we will repurchase shares on the open market during fiscal year 2010 for the purpose of satisfying nonvested share grants or stock option or stock appreciation right exercises.

Stock Options

A summary of our stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at October 2, 2009	472,598	$32.89
Exercised	(9,798)	$26.47
Expired	(100)	$28.90
Outstanding at January 1, 2010	462,700	$33.03
Vested or expected to vest at January 1, 2010	462,184	$33.04	$1,710,000	3.3
Exercisable at January 1, 2010	458,670	$33.09	$1,681,000	3.3

The aggregate intrinsic values reflected above includes only those option awards for which the exercise price is less than the current market price as of January 1, 2010.

Stock options generally vest over three or five years in varying amounts, depending on the terms of the individual agreements, and expire ten years from the date of grant.

During the thirteen weeks ended January 1, 2010, we received cash for payment of the grant price of exercised share options of approximately $0.1 million and we anticipate we will realize a nominal tax benefit related to these exercised share options.  The cash received for payment of the grant price is included as a component of cash flow from financing activities on the condensed statement of cash flows.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

No stock options were issued or exercised during the first quarter of fiscal 2009.

We recognized compensation expense, which is a non-cash charge, related to stock options of less than $0.1 million and $0.1 million during the first quarter of fiscal 2010 and 2009, respectively.  At January 1, 2010, unrecognized compensation expense related to these awards was less than $0.1 million and will be recognized over a weighted average period of less than one year.

Stock Appreciation Rights

A summary of our stock appreciation rights activity is as follows:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)

Outstanding at October 2, 2009	1,848,111	$9.67
Issued	214,530	$33.80
Exercised	(57,196)	$7.27
Forfeited	(5,579)	$16.44
Outstanding at January 1, 2010	1,999,866	$12.31

Vested or expected to vest at January 1, 2010	1,809,852	$12.14	$41,001,000	4.7

Exercisable at January 1, 2010	515,384	$7.57	$14,029,000	4.4

The aggregate intrinsic values reflected above includes only those stock appreciation rights awards for which the exercise price is less than the current market price as of January 1, 2010.

The stock appreciation rights vest over three or four years in varying amounts, depending on the terms of the individual agreements, and expire seven years from the date of grant.

Stock appreciation rights with an intrinsic value of $1.5 million were exercised during the thirteen week period ended January 1, 2010, resulting in the issuance of approximately 44,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $0.6 million.  Stock appreciation rights with an intrinsic value of $2.3 million were exercised during the fourteen week period ended January 2, 2009, resulting in the issuance of approximately 107,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $0.7 million.  The tax benefit related to the stock appreciation right exercise price in excess of the stock appreciation right fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statements of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $0.6 million and $0.3 million during the first quarter of fiscal 2010 and 2009, respectively.  At January 1, 2010, unrecognized compensation expense related to these awards totaled approximately $6.1 million and will be recognized over a weighted average period of 1.5 years.

Nonvested Share Liability Awards

Our nonvested share activity for awards subject to liability accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at October 2, 2009	122,057	$6.36
Vested	(11,943)	$5.68
Nonvested at January 1, 2010	110,114	$6.43	$3,831,000

Nonvested share liability awards vest over four or five years.

For awards granted prior to fiscal year 2008, we permitted employees to net-settle shares for taxes at amounts greater than minimum statutory withholding obligation, which resulted in the awards being classified as long term liabilities.  The compensation expense or benefit recognized each period represents a portion, depending on the percentage of the requisite service that has been rendered at the reporting date, of the change in market value of the shares that have not vested as of the end of each reporting period plus the change in market value of shares that vested during the reporting period.  Nonvested share liability awards may result in recognition of either compensation expense or compensation benefit (reduction in compensation expense) for a reporting period.  We did not issue any nonvested share liability awards during fiscal years 2010 or 2009.

We recognized compensation expense, a non-cash charge, related to nonvested liability award shares of $1.1 million during the thirteen week period ended January 1, 2010, compared to $1.0 million during the fourteen week period ended January 2, 2009.  The bulk of these awards will vest in March 2010; accordingly, the weighted average remaining life of liability awards is less than one year.

The total fair value of nonvested liability award shares that vested during the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009 was $0.4 million and less than $0.1 million, respectively. Upon vesting, the liability related to the vested share is derecognized and recorded as a component of additional paid-in capital.

We anticipate we will realize a tax benefit related to these vested share awards of approximately $0.2 million and less than $0.1 million for the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009, respectively.  The tax benefit related to equity awards accounted for using the liability method is included as a component of cash flow from operating activities.

Nonvested Share Equity Awards

Our nonvested share activity for awards subject to equity accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at October 2, 2009	182,104	$14.69
Granted	110,559	$29.43
Vested	(35,494)	$8.39
Nonvested at January 1, 2010	257,169	$21.90	$8,947,000

Nonvested share equity awards vest over either three or four years.  Nonvested shares issued during or after fiscal year 2008 are classified as equity and compensation expense is recognized over the vesting period based on the fair value of the nonvested shares at grant date.

We recognized compensation expense, a non-cash charge, related to nonvested equity award shares of $0.4 million and $0.1 million for the quarters ended January 1, 2010 and January 2, 2009, respectively.  At January 1, 2010, unrecognized compensation expense related to these awards totaled approximately $4.8 million and will be recognized over a weighted average period of 2.3 years.

We anticipate we will recognize a tax benefit related to shares vesting during the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009 of approximately $0.4 million and $0.1 million, respectively.  The tax benefit related to equity share awards with a fair value at the vest date in excess of the fair value at the grant date is included as a component of cash flows from financing activities; the remainder of the tax benefit is included as a component of cash flow from operating activities.

Holders of both equity and liability nonvested share awards are permitted to net settle shares to satisfy the minimum statutory tax withholding obligation.  We received 11,458 and 2,394 shares, respectively, at a weighted average price of $33.50 and $15.83, respectively, during the quarters ended January 1, 2010 and January 2, 2009, in connection with the withholding of taxes upon vesting of shares awards.

8.           EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share was computed by dividing net income available to common shareholders by the sum of weighted average number of outstanding common shares plus incremental shares that may be issued in future periods related to outstanding stock options and stock appreciation rights, if dilutive.  When calculating incremental shares related to outstanding share options and stock appreciation rights, we apply the treasury stock method.  The treasury stock method assumes that proceeds, consisting of the amount the employee must pay on exercise, compensation cost attributed to future services and not yet recognized, and excess tax benefits that would be credited to additional paid-in capital on exercise of the share awards, are used to repurchase outstanding shares at the average market price for the period.

The computations of basic and diluted earnings per share were as follows (in thousands, except per share data):
	Quarter Ended
	January 1, 2010 (Thirteen Weeks)			January 2, 2009 (Fourteen Weeks)
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	$20,699	21,047	$0.98	$26,028	20,257	$1.28

Effect of dilutive securities:
Stock options and stock appreciation rights		786			821
Diluted earnings per share	$20,699	21,833	$0.95	$26,028	21,078	$1.23

For the quarters ended January 1, 2010 and January 2, 2009, share awards totaling approximately 0.7 million and 0.5 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.

9.  COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Quarter Ended
	January 1, 2010 (Thirteen Weeks)	January 2, 2009 (Fourteen Weeks)

Net income	$20,699	$26,028
Foreign currency translation adjustment	(1,259)	(1,253)
Comprehensive income	$19,440	$24,775

10.           COMMITMENTS AND CONTINGENCIES

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

11.  SUBSEQUENT EVENTS

We have evaluated subsequent events through February 4, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our accompanying first quarter condensed consolidated results of operations and consolidated cash flows are for the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009.  We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year.  Our first quarter of fiscal year 2010 contained thirteen weeks, one week less than our comparative first quarter of fiscal year 2009 that contained fourteen weeks.  Accordingly, fiscal year 2010 will be a 52-week year and will end on October 1, 2010; fiscal year 2009 was a 53-week fiscal year and ended on October 2, 2009.

The discussion set forth below, as well as other portions of this Quarterly Report on Form 10-Q (“Quarterly Report”), contains statements concerning potential future events.  Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by AIPC.  Readers can identify these forward-looking statements by their use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to: (1) our dependence on a limited number of customers for a substantial portion of our revenue; (2) our ability to obtain necessary raw materials and minimize fluctuations in raw material prices; (3) the potential adverse impact on revenue and margins of the highly competitive environment in which we operate; (4) our reliance exclusively on a single product category; (5) our ability to cost-effectively transport our products; (6) consumption trends for our product; (7) the status of production capacity in the U.S. and the level of imports from foreign producers; (8) our ability to sustain quality and service requirements for our customers; and (9) our ability to attract and retain key personnel.   For additional discussion of factors that could cause actual results to materially differ from those anticipated, see the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 2, 2009.  That report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or through the SEC’s web site on the World Wide Web at http://www.sec.gov.  Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statements.  We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Overview

Our first quarter of fiscal year 2010 contained thirteen weeks, one week less than our comparative first quarter of fiscal year 2009 that contained fourteen weeks.  Our accompanying first quarter condensed consolidated results of operations and condensed consolidated cash flows are for the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009.  We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year.  Fiscal year 2010 will be a 52-week year and will end on October 1, 2010; fiscal year 2009 was a 53-week fiscal year and ended on October 2, 2009.

We believe we are the largest producer and marketer of dry pasta in North America, by volume, based on data available from The Nielsen Company (“Nielsen”), published competitor financial information, industry sources such as the National Pasta Association, suppliers, trade magazines and our own market research.

We generate revenues in two customer markets: retail and institutional.  Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant, drug and discount stores) and encompass sales of our proprietary branded, customer branded (also referred to as “private label”) products, and imported products. Retail revenues represented approximately 81.7% and 79.5% of our total revenue for the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009, respectively.  Institutional market revenues include the sales of our pasta products to foodservice distributors (comprised of businesses and organizations that sell products to restaurants, healthcare facilities, schools, hotels, industrial caterers, and multi-unit restaurant chains that procure directly), food processors that use pasta as a food ingredient, government agencies, and other customers that we periodically supply.  The institutional market represented approximately 18.3% and 20.5% of our total revenue for the thirteen week period ended January 1, 2010 and the fourteen week period ended January 2, 2009, respectively.

Average selling prices for both our branded and non-branded products are based on the competitive market environment.  In addition, average selling prices for our non-branded products may be affected by customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in the relative share of customer revenues and item-specific sales volumes (i.e., product sales mix). Generally, average retail selling prices are higher than institutional selling prices. Selling prices of our proprietary branded products are higher than selling prices for our other product categories, including customer brands. Revenues are reported net of cash discounts, product returns, and promotional and slotting allowances.

Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including depreciation) and distribution costs (including transportation). A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. Although our objective is to maintain a relatively stable gross margin as a percent of revenues, our input costs in general, and durum in particular, are volatile and, as a result, our gross margin as a percent of revenue may be subject to fluctuation.  Generally, we seek price increases to maintain our margins when our manufacturing and distribution costs increase.  We mitigate our exposure to changes in raw material costs through advance purchase contracts for durum wheat.  These advance purchases of durum wheat are also designed to ensure we can obtain the quantity and quality of durum wheat necessary to satisfy our customers’ requirements.  We also mitigate a limited portion of our exposure to changes in manufacturing and distribution costs through arrangements with a limited number of institutional customers that provide for the “pass-through” of changes in raw material costs and certain other cost changes as price adjustments.

We seek to achieve low-cost production through vertical integration and continued investment in maintaining up-to-date pasta-making assets and technologies. The manufacturing- and distribution-related capital assets that have been or will be acquired to support this strategy are depreciated over their respective economic lives.  Depreciation expense related to these assets is a component of inventory cost and cost of goods sold.

According to Nielsen data for U.S. grocery and mass merchants, during the 52 week period ending December 19, 2009, the dry pasta category grew at a rate of approximately 4.5% as compared to the prior 52 week period.  The growth trend continued during the thirteen weeks ending December 19, 2009, with an increase in consumption of approximately 2.2% compared to the prior year period.  With the ongoing economic environment, more people continue to cook at home and are taking advantage of the many alternatives available with a versatile food such as dry pasta.  Dry pasta offerings include traditional semolina pasta as well as alternative formulations such as whole-wheat, multi-grain, and omega-added.  Consumption of traditional semolina pasta, which comprises approximately 90% of the pasta market when expressed as a percent of pounds consumed, increased 4.0% and 1.4% during the 52 and 13 weeks ending December 19, 2009, respectively.  During the same period, the market-wide consumption of alternative formulation pasta has grown at a rate of 8.1% and 8.4% during the 52 and 13 week periods ending December 19, 2010, respectively.  In addition consumers have been taking advantage of lower priced private label alternatives to traditional branded label products.  For the pasta category, during the 52 week period ending December 19, 2009, total brand growth was 2.4% and private label growth was 8.8%.

We are continuing the implementation of our strategy to focus on growing customer brands (private label) in the overall market and our proprietary brands in core markets where they are strongest.  As a part of that strategy, we are extracting our proprietary branded products from markets in which they are underperforming.

Our institutional business had significant changes during the first quarter.  The food service market, which includes restaurants, continues to be challenged by current macro-economic conditions.  The ingredient market has been increasingly impacted by increased competition.  For our ingredient business, we generally receive a conversion fee with costs recovered on a pass-through basis.  Ingredient products primarily use non-durum wheat classes for production.  Although our per unit margin remained stable, average selling prices decreased due primarily to declines in the cost of non-durum wheat.  These decreases within our institutional business have been partly offset by sales made to the government due to our renewed participation in the U.S. Department of Agriculture (“USDA”) contract bid program.

Critical Accounting Policies

This discussion and analysis encompass our results of operations and financial condition as reflected in our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the assumptions used in the accounting for share-based compensation, the estimates used to record allowances for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory, reserves for obsolete spare parts, promotional allowances, and income taxes. Our management bases its estimates and judgments on relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the critical accounting policies section in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 for a complete discussion of our significant accounting policies. We did not adopt any new critical accounting policies during the fiscal quarter ended January 1, 2010.

Thirteen Week Period Ended January 1, 2010 Compared To Fourteen Week Period Ended January 2, 2009

Following is an analysis of changes in key items included in the condensed consolidated statements of operations for the thirteen week period ended January 1, 2010 compared to the fourteen week period ended January 2, 2009.  Amounts have been rounded.  Percent of revenues, dollar change and percent change are all calculated based on amounts presented in this table (dollar amounts in millions):

	Thirteen weeks ended January 1, 2010		Fourteen weeks ended January 2, 2009
	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	Percent Change
Revenues:
Retail	$121.6	81.7%	$136.1	79.5%	$(14.5)	(11)%
Institutional	27.3	18.3	35.1	20.5	(7.8)	(22)
Total revenues	148.9	100.0	171.2	100.0	(22.3)	(13)

Significant Expenses
Cost of goods sold	99.0	66.5	122.4	71.5	(23.4)	(19)
Selling and marketing expense	7.2	4.8	7.4	4.3	(0.2)	(3)
General and administrative expense	8.7	5.8	8.7	5.1	-	-
Interest expense, net	1.8	1.2	5.9	3.5	(4.1)	(70)
Income tax expense	11.5	7.7	0.5	0.3	11.0	2,200

Key Measurements
Gross profit	49.9	33.5	48.8	28.5	1.1	2
Operating profit	33.9	22.8	32.5	19.0	1.4	5
Income before income taxes	32.2	21.6	26.5	15.5	5.7	22
Net income	20.7	13.9	26.0	15.2	(5.3)	(20)

Revenues:  Total revenue of $148.9 million for the thirteen week period ended January 1, 2010 represents a $22.3 million, or approximately 13%, decrease compared with total revenue of $171.2 million for the fourteen week period ended January 2, 2009.  Revenues decreased approximately $14.1 million, or 8%, due to lower average selling prices and $8.8 million, or 5%, due to decreased volume.  The overall decrease in total revenue was partly mitigated by an approximate $0.7 million increase in revenue related to payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“Byrd Amendment”).  On a weekly average basis, to adjust for the difference in weeks contained in the periods, volume increased approximately 2%.

Retail market revenue decreased $14.5 million, or approximately 11%, to $121.6 million for the thirteen week period ended January 1, 2010, from $136.1 million for the fourteen week period ended January 2, 2009.  This decrease resulted from the combination of a $7.5 million decrease in revenue related to our strategic proprietary and customer brands and a $7.6 million decrease in revenue related to proprietary brands we are extracting from underperforming markets, partly offset by the increase in payments received under the Byrd Amendment.  The $7.5 million decrease in revenue related to our strategic proprietary and customer brands was comprised of a $9.6 million decrease due to lower pricing partly offset by a $2.1 million increase due to increased volume during the thirteen week period ended January 1, 2010 compared to the fourteen week period ended January 2, 2009.  The decrease in average selling prices for strategic proprietary and customer brands reflects reductions made in response to lower input costs.  The increased volume for strategic proprietary and customer brands was principally due to an industry wide increase in consumption, our strategic focus, and increased promotion.  On a weekly average basis, to adjust for the difference in weeks contained in the periods, our strategic proprietary and customer brand volume increased approximately 10%.

Institutional market revenue decreased $7.8 million, or approximately 22%, to $27.3 million for the thirteen week period ended January 1, 2010 compared with $35.1 million for the fourteen week period ended January 2, 2009.  Revenues decreased $4.2 million, or 12%, due to lower average selling prices and $3.6 million, or 10% due to lower volume.  This decrease within the institutional market is the result of a combination of factors, including ongoing challenges to our customers in the restaurant industry, increased competitive pressures, and our strategy to focus on retail customer brands.  On a weekly average basis, to adjust for the difference in weeks contained in the periods, institutional market volume decreased approximately 3%.

Cost of goods sold:  Cost of goods sold decreased $23.4 million, or approximately 19%, to $99.0 million for the thirteen week period ended January 1, 2010 from $122.4 million for the fourteen week period ended January 2, 2009, primarily as a result of the combination of a decrease in our input costs, a decrease in volume, and a thirteen week quarter during 2010 compared with a fourteen week quarter during 2009.  Cost of goods sold as a percent of revenues was 66.5% for the thirteen week period ended January 1, 2010, compared with 71.5% for the fourteen week period ended January 2, 2009.

Gross profit:  Gross profit increased $1.1 million, or approximately 2%, to $49.9 million for the thirteen week period ended January 1, 2010 compared with $48.8 million for the fourteen week period ended January 2, 2009.  The increase in gross profit primarily results from a more favorable cost structure due to a decrease in input costs combined with a shift in sales mix to retail from institutional.  Gross profit as a percent of revenues increased to 33.5% for the thirteen week period ended January 1, 2010 from 28.5% for the fourteen week period ended January 2, 2009.

Selling and marketing expense:  Selling and marketing expense decreased $0.2 million, or approximately 3%, to $7.2 million the thirteen week period ended January 1, 2010 compared with $7.4 million for the fourteen week period ended January 2, 2009.  As a percent of revenues, selling and marketing expenses were 4.8% and 4.3% for the first quarters of fiscal years 2010 and 2009, respectively.  The decrease in total selling and marketing expense was primarily due to lower brokerage costs of $0.5 million and lower package design amortization of $0.4 million, partly offset by an increase in marketing expenses of $0.7 million.

General and administrative expense:  General and administrative expense totaled $8.7 million for the thirteen week period ended January 1, 2010 and for the fourteen week period ended January 2, 2009. General and administrative expenses as a percent of revenues increased to 5.8% for the thirteen week period ended January 1, 2010, from 5.1% for the fourteen week period ended January 2, 2009.  Increases in compensation expense, primarily related to share-based compensation, and depreciation expense were offset by a decrease in professional fees.

Interest expense, net:  Interest expense for the thirteen week period ended January 1, 2010 was $1.8 million, a decrease of $4.1 million, or approximately 70%, from $5.9 million for the fourteen week period ended January 2, 2009.  This decrease is primarily due to the combination of an approximate 58% decrease in average outstanding borrowings that resulted in a $2.9 million decrease in interest expense combined with a decrease in the average interest rate, from 8.3% to 5.7%, that resulted in a $0.6 million decrease in interest expense.

Income tax expense:  Income tax expense for the thirteen week period ended January 1, 2010 was $11.5 million compared $0.5 million for the fourteen week period ended January 2, 2009.  The tax expense was primarily attributable to the impact of pre-tax earnings for the year to date recorded at the projected annual effective tax rate of approximately 36%.  For the quarter ended January 2, 2009, the approximate 2% projected annual effective tax rate was primarily due to a reduction in the valuation allowance against deductible temporary differences.

Net income:  Net income for the thirteen week period ended January 1, 2010 was $20.7 million, a decrease of $5.3 million from $26.0 million for the fourteen week period ended January 2, 2009.  This decrease was primarily due to the $11.0 million increase in income tax expense, partly offset by improved margins and lower interest expense.  Net income as a percent of net revenue for the current quarter ended was 13.9% versus 15.2% in the comparable quarter of the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Cash and cash equivalents totaled $31.9 million at January 1, 2010 and $31.0 million at October 2, 2009.

Our net cash provided by operating activities totaled $32.6 million for the thirteen week period ended January 1, 2010 compared to $27.3 million for the fourteen week period ended January 2, 2009.  Our net cash provided by operating activities for the thirteen week period ended January 1, 2010 was comprised primarily of net income of $20.7 million, adjusted for $14.6 million of non-cash charges and credits and a $2.7 million net use of cash related to operating assets and liabilities.  The $14.6 million of non-cash charges and credits consisted primarily of depreciation and amortization of $6.5 million, stock based compensation expense of $2.2 million, and a net change in deferred taxes of $6.6 million.  The $2.7 million use of cash related to changes in operating assets and liabilities primarily relates to the $10.4 million of use of cash related to a reduction in accounts payable and accrued expenses and the $1.6 million use of cash related to an increase in accounts receivable, partly offset by the $5.2 million source of cash due to lower inventory levels and the $4.7 million source of cash related to the increase in income taxes payable.  The source or use of cash related to accounts payable and accrued expenses fluctuates from period to period based on the timing of payments and changes in the cost of products and services used.  The use of cash related to accounts payable and accrued expense was due primarily to a decrease of $3.9 million in accrued incentive compensation and $2.5 million decrease in amounts payable under grain purchase contracts.  The source or use of cash related to receivables is primarily due to timing of collections and will fluctuate from period to period based on selling prices and the timing of sales and collections.  The source or use of cash related to inventory will fluctuate from quarter to quarter based on the timing of inventory purchases and sales as well as changes in input costs.  The increase in income taxes payable is primarily the result of the utilization during fiscal 2009 of our federal and certain state net operating losses.

Cash used in investing activities totaled $2.3 million for the thirteen week period ended January 1, 2010.  The primary use of investing activity cash was to fund capital expenditures principally related to investments in production, distribution, and milling equipment, as well as management information system assets.  Capital expenditures were $2.3 million and $1.9 million for the thirteen week period ended January 1, 2010 and fourteen week period ended January 2, 2009, respectively.

During the thirteen week period ended January 1, 2010, our net cash used by financing activities totaled $29.3 million.  The primary use of cash was to repay a portion of our credit facility, including a $5.9 million principal payment required under the excess cash flow provisions of our credit facility and voluntary payments of $24.1 million.

As of January 1, 2010, the U.S. credit facility, as amended, was comprised of an $80.0 million term loan and a $30.0 million revolving credit facility.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan matures in March 2011 and does not have scheduled principal payments.  Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement.   For the fiscal year ended October 2, 2009, the excess cash flow payment due under this agreement was approximately $5.9 million, which was paid from available cash during the first quarter of fiscal year 2010.  The excess cash flow payment, if any, required to be made in December 2010 will be based on results for the full 2010 fiscal year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization, the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount of voluntary pre-payments (all as defined in the credit facility).  The weighted average term loan interest rate in effect at January 1, 2010 was 5.7%.  We had no borrowings outstanding under the revolving credit facility as of January 1, 2010.  The outstanding letters of credit under our revolving credit facility totaled approximately $1.0 million as of January 1, 2010.  Accordingly, we had additional borrowing capacity of $29.0 million under the U.S. credit facility as of January 1, 2010.

Our U.S. credit facility contains restrictive covenants, including, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements. We were in compliance with all U.S. credit facility covenants as of January 1, 2010.

We anticipate cash generated from operations and available on our revolving credit facility to be sufficient to meet our expected capital and liquidity needs, including the funding of capital expenditures, required debt repayments, and working capital requirements, for the foreseeable future.

Impact of Recent Accounting Pronouncements

In December 2009, the FASB issued FASB ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”, to codify SFAS 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140”, which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in our fiscal 2011. We do not believe that the adoption of ASU 2009-16 will have a material effect on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended October 2, 2009.  Our exposures to market risk have not changed materially since October 2, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, under the supervision and with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)).  Based on that evaluation, our CEO and CFO have concluded that, as of January 1, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

In the quarter ended January 1, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 12 in the accompanying financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases we made of our common stock during the first fiscal quarter of 2010:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan

October 3 – October 30	97	$28.56	-
October 31 – November 27	-	-	-
November 28 – January 1	11,361	$33.54	-
Total	11,458	$33.50	-

(1)	Shares received as payment for the minimum statutory employee withholding taxes related to vesting of restricted stock.

On October 4, 2002, our Board of Directors authorized up to $20.0 million to implement a common stock repurchase plan.  As of January 1, 2010, $7.9 million remained available under the common stock repurchase plan.  Covenants contained in our U.S. credit facility prohibit us from making additional repurchases under the plan.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable

ITEM 6.                      EXHIBITS

10.1	Amendment to Employment Agreement dated December 1, 2009 between the Company and John P. Kelly.

10.2
American Italian Pasta Company revised Stock Appreciation Rights Award Agreement for Senior Vice Presidents and Above (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 22, 2009).

10.3	American Italian Pasta Company Amended and Restated Severance Plan for Senior Vice Presidents and Above. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 5, 2009).

10.4	American Italian Pasta Company Restricted Stock Award Agreement for Senior Vice Presidents and Above. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 5, 2009).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

Date: February 4, 2010	By:	/s/ John P. Kelly
John P. Kelly
President and Chief Executive Officer

Date: February 4, 2010	By:	/s/ Paul R. Geist
Paul R. Geist
Executive Vice President and Chief Financial Officer

AMERICAN ITALIAN PASTA COMPANY
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment to Employment Agreement dated December 1, 2009 between the Company and John P. Kelly.

10.2
American Italian Pasta Company revised Stock Appreciation Rights Award Agreement for Senior Vice Presidents and Above (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 22, 2009).

10.3	American Italian Pasta Company Amended and Restated Severance Plan for Senior Vice Presidents and Above. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 5, 2009).

10.4	American Italian Pasta Company Restricted Stock Award Agreement for Senior Vice Presidents and Above. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 5, 2009).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.