Form 10-Q
period 2010-04-02
AMERICAN ITALIAN PASTA CO
filed 2010-05-06
CIK 849667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2010

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
Yes  No ☑

As of April 30, 2010, the Registrant had 21,755,156 shares of common stock, par value $0.001 per share, outstanding.

AMERICAN ITALIAN PASTA COMPANY
Form 10-Q
Fiscal Quarter Ended April 2, 2010

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in thousands, except share amounts)

	April 2, 2010	October 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$35,669	$30,959
Trade and other receivables, net	42,970	45,828
Income tax receivable	6,712	-
Inventories	41,424	50,996
Other current assets	8,062	6,372
Deferred income taxes	11,147	22,202
Total current assets	145,984	156,357
Property, plant and equipment, net	280,870	291,212
Brands	78,110	79,074
Other assets	2,645	3,420
Total assets	$507,609	$530,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,681	$29,852
Accrued expenses	21,952	24,147
Current maturities of long term debt	45,000	5,900
Total current liabilities	85,633	59,899
Long term debt, less current maturities	-	104,100
Deferred income taxes	55,633	52,972
Other long term liabilities	3,401	5,676
Total liabilities	144,667	222,647
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares – 10,000,000; Issued and outstanding shares – none	-	-
Class A common stock, $.001 par value:
Authorized shares – 75,000,000; Issued and outstanding shares – 24,019,114 and 21,749,030, respectively, at April 2, 2010; 23,198,013 and 20,981,913, respectively, at October 2, 2009	24	23
Class B common stock, par value $.001
Authorized shares – 25,000,000; Issued and outstanding – none	-	-
Additional paid-in capital	292,784	274,142
Treasury stock 2,270,084 shares at April 2, 2010 and 2,216,100 shares at
October 2, 2009, at cost	(54,504)	(52,519)
Accumulated other comprehensive income	12,891	17,957
Retained earnings	111,747	67,813
Total stockholders’ equity	362,942	307,416
Total liabilities and stockholders’ equity	$507,609	$530,063

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
 (in thousands, except per share amounts)

	Second Quarter Ended		Year-to-date Period Ended
	April 2, 2010 (Thirteen Weeks)	April 3, 2009 (Thirteen Weeks)	April 2, 2010 (Twenty-six Weeks)	April 3, 2009 (Twenty-seven Weeks)

Revenues	$145,904	$162,325	$294,850	$333,531
Cost of goods sold	92,607	118,164	191,589	240,526
Gross profit	53,297	44,161	103,261	93,005

Selling and marketing expense	6,955	7,290	14,203	14,654
General and administrative expense	9,174	8,104	17,857	16,757
Loss related to long-lived assets	240	258	343	605
Operating profit	36,928	28,509	70,858	60,989

Interest expense, net	1,290	4,070	3,066	9,948
Other (income) expense, net	(265)	(43)	(275)	52
Income before income taxes	35,903	24,482	68,067	50,989

Income tax expense (benefit)	12,668	(1,714)	24,133	(1,235)
Net income	$23,235	$26,196	$43,934	$52,224

Net income per common share (basic)	$1.09	$1.27	$2.07	$2.56

Weighted-average common shares outstanding (basic)	21,372	20,598	21,209	20,421

Net income per common share (diluted)	$1.05	$1.21	$2.00	$2.44

Weighted-average common shares outstanding (diluted)	22,114	21,583	21,977	21,365

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)
	Year-to-date Period Ended
	April 2, 2010 (Twenty-six Weeks)	April 3, 2009 (Twenty-seven Weeks)

OPERATING ACTIVITIES:
Net income	$43,934	$52,224
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,472	12,612
Amortization of deferred financing fees	574	648
Share-based compensation expense	4,162	3,633
Deferred income tax expense (benefit)	13,046	(2,272)
Excess tax benefit – share-based compensation	(7,496)	(6,540)
Other	1,129	2,096
Changes in operating assets and liabilities:
Trade and other receivables	1,536	3,254
Inventories	8,671	9,459
Other current assets	(1,520)	1,418
Accounts payable and accrued expenses	(12,071)	(15,000)
Other	1,563	(1,867)
Net cash provided by operating activities	66,000	59,665

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,969)	(5,674)
Redemption of short-term investments	-	1,040
Other	18	288
Net cash used in investing activities	(5,951)	(4,346)

FINANCING ACTIVITIES:
Principal payments on debt	(65,000)	(41,705)
Excess tax benefit related to share-based compensation	7,496	6,540
Proceeds from issuance of common stock under equity awards	4,520	-
Purchase of treasury stock	(1,985)	-
Other	-	(92)
Net cash used in financing activities	(54,969)	(35,257)
Effect of exchange rate changes on cash	(370)	(361)
Net increase in cash and cash equivalents	4,710	19,701
Cash and cash equivalents, beginning of period	30,959	38,623
Cash and cash equivalents, end of period	$35,669	$58,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,338	$11,584
Cash paid for income tax, net	$9,042	$925

Non-cash investing and financing activities
Property, plant and equipment accrued in accounts payable	$310	$150

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN ITALIAN PASTA COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our”, and similar words are to American Italian Pasta Company and its subsidiaries.

1.      BASIS OF PRESENTATION

The accompanying second quarter unaudited condensed consolidated results of operations and consolidated cash flows are for the thirteen week quarter and the twenty-six week period ended April 2, 2010 and the thirteen week quarter and twenty-seven week periods ended April 3, 2009.  Our first quarter of fiscal year 2010 contained 13 weeks, one week less than our comparative first quarter of fiscal year 2009 that contained 14 weeks.  Our fiscal year ends on the last Friday of September or the first Friday of October, resulting in a 52 or 53 week year depending on the calendar.  The first three quarters end on the Friday last preceding December 31, March 31 and June 30 or the first Friday of the following month of each quarter.  Fiscal year 2010 will be a 52 week year and will end on October 1, 2010.  Fiscal year 2009 was a 53 week fiscal year and ended on October 2, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the twenty-six week period ended April 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended October 1, 2010.  For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

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

In January 2010, FASB issued ASU 2010-6 “Improving Disclosures about Fair Measurements” (ASU 2010-6). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on our condensed consolidated financial statements.

3.      RECEIVABLES

We grant credit to certain customers who meet our established credit requirements.  Generally, we do not require collateral when trade credit is granted to customers.  Trade receivables are determined to be past-due based upon terms established with each customer.  We evaluate the collectability of accounts receivable and determine the appropriate reserve for doubtful accounts based upon a number of factors.  We utilize specific criteria to determine uncollectible receivables to be written-off including whether a customer has filed for bankruptcy, has had accounts referred to outside parties for collection, or has had accounts past due over specified periods.  The allowance for doubtful accounts as of April 2, 2010 and October 2, 2009 was $1.2 million and $1.4 million, respectively, and is netted against accounts receivable in the condensed consolidated balance sheet.

The $6.7 million tax receivable on the accompanying condensed consolidated balance sheet is the result of making estimated tax payments in excess of our quarter-end tax liability.  We make quarterly estimated tax payments based on the "safe harbor" rules contained in the Internal Revenue Code.  Generally, these rules allow the estimated tax liability to be based on the annualization of period to date income, and the safe harbor rules do not allow for the inclusion of known future events.  Our estimated tax payments through March were based on annualization of year-to-date income through the end of our first quarter.  During the second quarter of 2010, we realized a significant tax deduction related to the vesting of previously unvested share awards and the exercise of share-based awards.  These events reduced our estimated tax liability as of April 2, 2010 and will reduce the amount of estimated tax we would otherwise pay during our third and fourth quarters.  Therefore, this is a cash timing issue and does not impact our annual effective tax rate or the total amount of cash taxes we will pay during the fiscal year.

4.      INVENTORIES

Inventories are carried at standard cost adjusted for capitalized variances, which approximate the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. We periodically review our inventory for slow-moving, damaged or discontinued items and adjust our reserves to reduce such items identified to their recoverable amount.

We recognized $0.3 million and $0.6 million of expense related to slow moving, damaged, and discontinued inventory during the thirteen week quarters ended April 2, 2010 and April 3, 2009.  During the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009, respectively, we recognized $0.5 million and $1.2 million of expense related to slow moving, damaged, and discontinued inventory.  This expense was included as a component of cost of goods sold on the condensed consolidated statements of operations.

Inventories consist of the following (in thousands):

	April 2, 2010	October 2, 2009
Finished goods	$28,844	$38,156
Raw materials, additives, packaging materials and work-in-process	13,657	13,422
Reserves for slow-moving, damaged and discontinued inventory	(1,077)	(582)
Inventories	$41,424	$50,996

5.      DEBT

Our debt consists of the following (in thousands):
	April 2, 2010	October 2, 2009

Borrowings under U.S. credit facility	$45,000	$110,000
Less current maturities	45,000	5,900
Long term debt, less current maturities	$-	$104,100

As of April 2, 2010, the U.S. credit facility, as amended, was comprised of a $45.0 million term loan and a $30.0 million revolving credit facility.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan, which does not have scheduled principal payments, matures in March 2011 and, therefore, is classified as a current liability as of April 2, 2010.  Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement.  As of October 2, 2009, the excess cash flow payment due under this agreement related to fiscal 2009 results was approximately $5.9 million, which was paid from available cash during the first quarter of fiscal year 2010.  The excess cash flow payment, if any, required to be made in December 2010 will be based on results for the full 2010 fiscal year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization, the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount of voluntary pre-payments (all as defined in the credit facility).  During the current fiscal year, we have made voluntary principal payments of $74.1 million, including a payment of

$15.0 million made subsequent to April 2, 2010.  The weighted average term loan interest rate in effect at April 2, 2010 was 5.7%.  We had no borrowings outstanding under the revolving credit facility as of April 2, 2010.  The outstanding letters of credit under our revolving credit facility totaled approximately $1.0 million as of April 2, 2010.  Accordingly, we had additional borrowing capacity of $29.0 million under the U.S. credit facility as of April 2, 2010.

Our U.S. credit facility contains restrictive covenants, including financial covenants requiring minimum and cumulative earnings levels as well as limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements. We were in compliance with these financial covenants as of April 2, 2010.

Our U.S. credit facility includes restrictions that limit borrowings by our Italian subsidiary, Pasta Lensi S.r.l. (“Lensi”), to $5.0 million, all of which is available as of the end of the current period.  Lensi has credit facilities that allow 30-60 day advances that are based on accounts receivable balances pledged and are secured by Lensi’s accounts receivables and other assets, as well as a general line of credit of approximately $0.5 million.  There were no borrowings outstanding under these credit facilities as of either April 2, 2010 or October 2, 2009.

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

We recorded an income tax expense of $12.7 million and $24.1 million for the thirteen and twenty-six week periods ended April 2, 2010, respectively.  The tax expense is primarily attributable to the impact of pre-tax earnings for the year to date recorded at the projected annual effective rate.

It is our policy to classify interest and penalties as a component of income tax expense.  Estimated interest and penalties classified as a component of income tax expense were less than $0.1 million for both the thirteen and twenty-six week periods ended April 2, 2010 and for both the thirteen and twenty-seven week periods ended April 3, 2009.  Accrued interest and penalties, net of tax benefits, were approximately $1.0 million as of April 2, 2010 and October 2, 2009.

We file income tax returns in the U.S. federal jurisdiction, the Netherlands, Italy and various state jurisdictions.

As of April 2, 2010, the federal tax returns for the fiscal years ended 2004 through 2009 are open to audit and will remain open to audit until the statute closes for the years in which the net operating losses are utilized.  Various state and foreign tax returns for the fiscal years ended 2003 through 2009 are open to audit under their respective statutes of limitations.  As of April 2, 2010, we do not believe there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

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

8.	EQUITY INCENTIVE PLANS

Our current equity plan, as approved in December 2000 and amended in February 2004, authorizes us to grant nonvested shares, stock options, and stock appreciation rights to certain officers, key employees and contract employees for the purchase or award of up to 1.8 million shares of our common stock, plus shares forfeited related to awards made under either our current or our prior equity incentive plan.  Also outstanding are stock options to purchase less than 0.1 million shares of our common stock that were issued under terminated equity incentive plans established during October 1992, October 1993, and October 1997.  Generally, we issue new shares upon the award of nonvested shares and the exercise of stock options or stock appreciation rights.  Accordingly, we do not anticipate we will repurchase shares on the open market during fiscal year 2010 for the purpose of satisfying nonvested share grants or stock option or stock appreciation right exercises.

Stock Options

A summary of our stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at October 2, 2009	472,598	$32.89
Exercised	(169,166)	$27.71
Forfeited	(100)	$23.11
Expired	(100)	$28.90
Outstanding at April 2, 2010	303,232	$35.79

Vested or expected to vest at April 2, 2010	303,210	$35.79	$1,195,000	3.1
Exercisable at April 2, 2010	303,062	$35.80	$1,193,000	3.1

The aggregate intrinsic values reflected above includes only those option awards for which the exercise price is less than the current market price as of April 2, 2010.

Stock options generally vest over three or five years in varying amounts, depending on the terms of the individual agreements, and expire ten years from the date of grant.  No stock options were issued during the twenty-six week period ended April 2, 2010.

During the quarter ended April 2, 2010, share options with an intrinsic value of approximately $1.5 million were exercised and we anticipate we will realize a $0.5 million tax benefit related to these exercised share options.  During the quarter ended April 3, 2009, share options with an intrinsic value of approximately $0.3 million were exercised and we anticipate we will realize a tax benefit of $0.1 million related to these exercised share options.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

We recognized compensation expense, which is a non-cash charge, related to stock options of less than $0.1 million during both the second quarter of fiscal 2010 and fiscal 2009.

During the twenty-six week period ended April 2, 2010, share options with an intrinsic value of approximately $1.8 million were exercised and we anticipate we will realize a $0.7 million tax benefit related to these exercised share options.  During the twenty-seven week period ended April 3, 2009, share options with an intrinsic value of approximately $0.3 million were exercised and we anticipate we will realize a tax benefit of $0.1 million related to these exercised share options.  The tax benefit related to the option exercise price in excess of the option fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed consolidated statement of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

We recognized compensation expense, which is a non-cash charge, related to stock options of less than $0.1 million during both the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009.

At April 2, 2010, unrecognized compensation expense related to these awards was less than $0.1 million and will be recognized over a weighted average period of less than one year.

Stock Appreciation Rights

A summary of our stock appreciation rights activity is as follows:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)

Outstanding at October 2, 2009	1,848,111	$9.67
Issued	218,453	$33.89
Exercised	(660,317)	$7.20
Forfeited	(47,731)	$12.90
Outstanding at April 2, 2010	1,358,516	$14.65

Vested or expected to vest at April 2, 2010	1,242,529	$14.43	$30,641,000	4.9

Exercisable at April 2, 2010	452,368	$9.90	$13,203,000	4.2

The aggregate intrinsic values reflected above includes only those stock appreciation rights awards for which the exercise price is less than the current market price as of April 2, 2010.

The stock appreciation rights vest over three or four years in varying amounts, depending on the terms of the individual agreements, and expire seven years from the date of grant.

Stock appreciation rights with an intrinsic value of $18.9 million were exercised during the second quarter of fiscal 2010, resulting in the issuance of approximately 491,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $6.9 million.  Stock appreciation rights with an intrinsic value of $3.8 million were exercised during the second quarter of fiscal 2009, resulting in the issuance of approximately 119,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $1.4 million.  The tax benefit related to the stock appreciation right exercise price in excess of the stock appreciation right fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statements of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $0.7 million and $0.5 million during the second quarter of fiscal 2010 and 2009, respectively.  We recognized a net tax benefit related to the share-based compensation expense of approximately $0.3 million and $0.2 million during the second quarter of fiscal 2010 and 2009, respectively.

Stock appreciation rights with an intrinsic value of $20.6 million were exercised during the twenty-six week period ended April 2, 2010, resulting in the issuance of approximately 535,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $7.6 million.  Stock appreciation rights with an intrinsic value of $6.1 million were exercised during the twenty-seven week period ended April 3, 2009, resulting in the issuance of approximately 227,000 shares of common stock.  We anticipate we will realize a tax benefit related to these exercised stock appreciation rights of approximately $2.3 million.  The tax benefit related to the stock appreciation right exercise price in excess of the stock appreciation right fair value at grant date is separately disclosed as a component of cash flow from financing activities on the condensed statements of cash flows; the remainder of the tax benefit is included as a component of cash flow from operating activities.

We recognized compensation expense, a non-cash charge, related to stock appreciation rights of $1.4 million and $0.8 million during the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009, respectively.  We recognized a net tax benefit related to the share-based compensation expense of approximately $0.5 million and $0.3 million during the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009, respectively.

At April 2, 2010, unrecognized compensation expense related to these awards totaled approximately $5.3 million and will be recognized over a weighted average period of 1.7 years.

Nonvested Share Liability Awards

Our nonvested share activity for awards subject to liability accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at October 2, 2009	122,057	$6.36
Vested	(101,812)	$5.09
Forfeited	(150)	$23.11
Nonvested at April 2, 2010	20,095	$12.68	$786,000

Nonvested share liability awards vest over four or five years.

For awards granted prior to fiscal year 2008, we permitted employees to net-settle shares for taxes at amounts greater than minimum statutory withholding obligation, which resulted in the awards being classified as long term liabilities.  The compensation expense or benefit recognized each period represents a portion, depending on the percentage of the requisite service that has been rendered at the reporting date, of the change in market value of the shares that have not vested as of the end of each reporting period plus the change in market value of shares that vested during the reporting period.  Nonvested share liability awards may result in recognition of either compensation expense or compensation benefit (reduction in compensation expense) for a reporting period.  We did not issue any nonvested liability awards during fiscal years 2010 or 2009.

We recognized compensation expense, a non-cash charge, related to nonvested liability award shares of $0.6 million during the quarter ended April 2, 2010, compared to $1.2 million during the quarter ended April 3, 2009.  We recognized a net tax benefit related to the share-based compensation expense of approximately $0.2 million and $0.5 million during the second quarter of fiscal 2010 and 2009, respectively.

We recognized compensation expense related to nonvested liability award shares of $1.6 million during the twenty-six week period ended April 2, 2010, compared to $2.3 million during the twenty-seven week period ended April 3,

2009.  We recognized a net tax benefit related to the share-based compensation expense of approximately $0.6 million and $0.9 million during the twenty-six and twenty seven-week periods of fiscal 2010 and 2009, respectively.

The total fair value of nonvested liability award shares that vested during the quarters ended April 2, 2010 and April 3, 2009 were $3.5 million and $0.9 million, respectively. The total fair value of nonvested liability award shares that vested during the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009 was $3.9 million and $0.9 million, respectively. Upon vesting, the liability related to the vested share is derecognized and recorded as a component of additional paid-in capital.

We anticipate we will realize a tax benefit related to these vested share awards of approximately $1.3 million and $0.3 million for the second quarters ended April 2, 2010 and April 3, 2009, respectively.  We anticipate we will realize a tax benefit related to these vested share awards of approximately $1.4 million for the twenty-six week period ended April 2, 2010 and $0.3 million for the twenty-seven week period ended April 3, 2009.  The tax benefit related to equity awards accounted for using the liability method is included as a component of cash flow from operating activities.

Nonvested Share Equity Awards

Our nonvested share activity for awards subject to equity accounting is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at October 2, 2009	182,104	$14.69
Granted	110,559	$29.43
Vested	(60,423)	$14.68
Nonvested at April 2, 2010	232,240	$21.71	$9,078,000

Nonvested share equity awards vest over either three or four years.  Nonvested shares issued during or after fiscal year 2008 are classified as equity and compensation expense is recognized over the vesting period based on the fair value of the nonvested shares at grant date.

We recognized compensation expense, a non-cash charge, related to nonvested equity award shares of $0.5 million and $0.2 million for the quarters ended April 2, 2010 and April 3, 2009, respectively.  We recognized a tax benefit related to this share-based compensation expense of approximately $0.2 million and less than $0.1 million during the quarters ended April 2, 2010 and April 3, 2009, respectively.  We recognized compensation expense related to nonvested equity awards of $0.9 million and $0.3 million for the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009, respectively.  We recognized a tax benefit related to this share-based compensation expense of approximately $0.4 million and $0.1 million during the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009, respectively.  At April 2, 2010, unrecognized compensation expense related to these awards totaled approximately $4.3 million and will be recognized over a weighted average period of 2.0 years.

The total fair value of nonvested equity award shares that vested during the quarters ended April 2, 2010 and April 3, 2009 were $0.9 million and $0.1 million, respectively. The total fair value of nonvested equity award shares that vested during the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009 was $2.0 million and $0.6 million, respectively.

We anticipate we will realize a tax benefit related to shares vesting during the quarters ended April 2, 2010 and April 3, 2009 of $0.3 million and less than $0.1 million, respectively.  We anticipate we will realize a tax benefit related to shares vesting during the twenty-six and twenty-seven week periods ended April 2, 2010 and April 3, 2009 of $0.7 million and approximately $0.2 million, respectively.  The tax benefit related to equity share awards with a fair value at the vest date in excess of the fair value at the grant date is included as a component of cash flows from financing activities; the remainder of the tax benefit is included as a component of cash flow from operating activities.

Holders of both equity and liability nonvested share awards are permitted to net settle shares to satisfy the minimum statutory tax withholding obligation.  We received 42,376 and 12,143 shares, respectively, at a weighted average price of $37.78 and $27.20, respectively, during the quarters ended April 2, 2010 and April 3, 2009, in connection with the withholding of taxes upon vesting of shares awards.  We received 53,834 and 14,537 shares at a weighted average price of $36.87 and $25.33 in connection with the withholding of taxes upon vesting of shares awards, respectively, during the twenty-six week period ended April 2, 2010 and the twenty-seven week period ended April 3, 2009, respectively.

9.           EARNINGS PER SHARE

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

The computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Second Quarter Ended
	April 2, 2010 (Thirteen Weeks)			April 3, 2009 (Thirteen Weeks)
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	$ 23,235	21,372	$ 1.09	$ 26,196	20,598	$ 1.27

Effect of dilutive securities:
Stock options and stock appreciation rights		742			985
Diluted earnings per share	$ 23,235	22,114	$ 1.05	$ 26,196	21,583	$ 1.21

For the quarters ended April 2, 2010 and April 3, 2009, share awards totaling approximately 0.3 million and 0.6 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.

	Year-to-date Period Ended
	April 2, 2010 (Twenty-six Weeks)			April 3, 2009 (Twenty-seven Weeks)
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	$ 43,934	21,209	$ 2.07	$ 52,224	20,421	$ 2.56

Effect of dilutive securities:
Stock options and stock appreciation rights		768			944
Diluted earnings per share	$ 43,934	21,977	$ 2.00	$ 52,224	21,365	$ 2.44

For the year-to-date periods ended April 2, 2010 and April 3, 2009, outstanding share awards totaling approximately 0.5 million and 0.7 million shares of common stock, respectively, were antidilutive and, therefore, not included in the computation of diluted earnings per share.

10.  COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Second Quarter Ended		Year-to-date Period Ended
	April 2, 2010 (Thirteen Weeks)	April 3, 2009 (Thirteen Weeks)	April 2, 2010 (Twenty-six Weeks)	April 3, 2009 (Twenty-seven Weeks)

Net income	$ 23,235	$ 26,196	$ 43,934	$ 52,224
Foreign currency translation adjustment	(3,807)	(1,544)	(5,066)	(2,797)
Comprehensive income	$ 19,428	$ 24,652	$ 38,868	$ 49,427

11.           COMMITMENTS AND CONTINGENCIES

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
RESULTS OF OPERATIONS

Our accompanying second quarter unaudited condensed consolidated results of operations and consolidated cash flows are for the quarter and twenty-six week periods ended April 2, 2010 and the quarter and twenty-seven week periods ended April 3, 2009.  We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53-week fiscal year end that results in a fourteen week quarter during that fiscal year.  Our first quarter of fiscal year 2010 contained thirteen weeks, one week less than our comparative first quarter of fiscal year 2009 that contained fourteen weeks.  Accordingly, fiscal year 2010 will be a 52 week year and will end on October 1, 2010; fiscal year 2009 was a 53 week fiscal year and ended on October 2, 2009.

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

Overview

Our accompanying second quarter unaudited condensed consolidated results of operations and consolidated cash flows are for the quarter and twenty-six week periods ended April 2, 2010 and the quarter and twenty-seven week periods ended April 3, 2009.  We report on a 52/53 week fiscal year end that generally consists of four thirteen week quarters that end on the Friday nearest the end of the quarter.  Approximately every sixth year we report on a 53 week fiscal year end that results in a fourteen week quarter during that fiscal year.  Our first quarter of fiscal year 2010 contained thirteen weeks, one week less than our comparative first quarter of fiscal year 2009 that contained fourteen weeks.  Fiscal year 2010 will be a 52 week year and will end on October 1, 2010; fiscal year 2009 was a 53 week fiscal year and ended on October 2, 2009.

We believe we are the largest producer and marketer of dry pasta in North America, by volume, based on data available from The Nielsen Company (“Nielsen”), published competitor financial information, industry sources such as the National Pasta Association, suppliers, trade magazines and our own market research.

We generate revenues in two customer markets: retail and institutional.  Retail market revenues include the sales of our pasta products to customers who resell the pasta in retail channels (including sales to grocery retailers, club stores, mass merchant, drug and discount stores) and encompass sales of our proprietary branded, customer branded (also referred to as “private label”) products, and imported products. Retail revenues represented approximately 80.1% and 80.9% of our total revenue for the quarter and twenty-six week period ended April 2, 2010 and 78.7% and 79.1% for the quarter and twenty-seven week period ended April 3, 2009, respectively.  Institutional market revenues include the sales of our pasta products to foodservice distributors (comprised of businesses and organizations that sell products to restaurants, healthcare facilities, schools, hotels, industrial caterers, and multi-unit restaurant chains that procure directly), food processors that use pasta as a food ingredient, government agencies, and other customers that we periodically supply.  The institutional market represented approximately 19.9% and 19.1% of our total revenue for the quarter and twenty-six week period ended April 2, 2010 and 21.3% and 20.9% for the quarter and twenty-seven week period ended April 3, 2009.

Average selling prices for both our branded and non-branded products are based on the competitive market environment.  In addition, average selling prices for our non-branded products may be affected by customer-specific packaging and raw material requirements, product manufacturing complexity and other service requirements. Average retail and institutional prices will also vary due to changes in item-specific sales volumes (i.e., product sales mix). Generally, average retail selling prices are higher than institutional selling prices. Selling prices of our proprietary branded products are higher than selling prices for our other product categories, including customer brands. Revenues are reported net of cash discounts, product returns, and promotional and slotting allowances.

Our cost of goods sold consists primarily of raw materials, packaging, manufacturing costs (including depreciation) and distribution costs (including transportation). A significant portion of our cost of goods sold is durum wheat. We purchase durum wheat on the open market and, consequently, those purchases are subject to fluctuations in cost. Although our objective is to maintain a relatively stable gross margin as a percent of revenues, our input costs in general, and durum in particular, are volatile and, as a result, our gross margin as a percent of revenue may be subject to fluctuation.  Generally, we seek price increases to maintain our margins when our manufacturing and distribution costs increase.  We mitigate our exposure to changes in raw material costs through advance purchase contracts for durum wheat.  These advance purchases of durum wheat are also designed to ensure we can obtain the quantity and quality of durum wheat necessary to satisfy our customers’ requirements.  We also mitigate a limited portion of our exposure to changes in manufacturing and distribution costs through arrangements with a minor number of institutional customers that provide for the “pass-through” of changes in raw material costs and certain other cost changes as price adjustments.

We seek to achieve low-cost production through vertical integration and continued investment in maintaining up-to-date pasta-making assets and technologies. The manufacturing and distribution related capital assets acquired to support this strategy are depreciated over their respective economic lives.  Depreciation expense related to these assets is a component of inventory cost and cost of goods sold.

According to Nielsen data for U.S. grocery and mass merchants, during the 52 week period ending April 10, 2010, the dry pasta category volume grew at a rate of approximately 2.4% as compared to the prior 52 week period.  The volume growth trend continued during the thirteen weeks ending April 10, 2010, with an increase in consumption of approximately 0.6% compared to the prior year period.  With the ongoing economic environment, more people continue to cook at home and are taking advantage of the many alternatives available with a versatile food such as dry pasta.  Dry pasta offerings include traditional semolina pasta as well as alternative formulations such as whole-wheat, multi-grain, and omega-added (which we refer to as “Better for You”) pasta.  Consumption of traditional semolina pasta, which comprises approximately 90% of the pasta market when expressed as a percent of pounds consumed, increased 1.0% and decreased 2.0% during the 52 and 13 weeks ending April 10, 2010, respectively.  During these same 52 and 13 week periods, the market-wide consumption of “Better for You” pasta has grown at a rate of 13.0% and 20.7%, respectively.  In addition, consumers have been taking advantage of lower priced private label alternatives to traditional branded label products.  For the pasta category, private label volume growth was 7.5% and 4.8% during the 52 and 13 week periods ending April 10, 2010, respectively, while total branded volume decreased 0.1% and 1.4% during the 52 and 13 week periods ending April 10, 2010, respectively.

We are continuing the implementation of our strategy to focus on growing customer brands (private label) in the overall market and our proprietary brands in core markets where they are strongest.  As a part of that strategy, we are withdrawing our proprietary branded products from markets in which they are underperforming.

Our institutional business continued to encounter significant changes during the second quarter.  The food service market, which includes restaurants, continues to be challenged by current macro-economic conditions.  The ingredient market continues to be negatively impacted by increased competition.  The ingredient products primarily use non-durum wheat classes for production and we generally receive a conversion fee with costs recovered on a pass-through basis.  The negative trends related to our foodservice and ingredient markets have been partly offset by our participation in the U.S. Department of Agriculture (“USDA”) contract bid program.

Critical Accounting Policies

This discussion and analysis encompasses our results of operations and financial condition as reflected in our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to the impairment of long-lived and intangible assets, the assumptions used in the accounting for share-based compensation, the estimates used to record allowances for doubtful accounts, reserves for slow-moving, damaged and discontinued inventory, reserves for obsolete spare parts, promotional allowances, and income taxes. Our management bases its estimates and judgments on relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the critical accounting policies section in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 for a complete discussion of our significant accounting policies. We did not adopt any new critical accounting policies during the fiscal quarter ended April 2, 2010.

Second Quarter Results

Following is an analysis of changes in key items included in the condensed consolidated statements of operations for the quarter ended April 2, 2010 compared to the quarter ended April 3, 2009.  Amounts have been rounded.  Percent of revenues, dollar change and percent change are all calculated based on amounts presented in this table (dollar amounts in millions):

	Quarter ended April 2, 2010		Quarter ended April 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	Percent Change
Revenues:
Retail	$116.8	80.1%	$127.6	78.7%	$(10.8)	(9)%
Institutional	29.1	19.9	34.7	21.3	(5.6)	(16)
Total revenues	145.9	100.0	162.3	100.0	(16.4)	(10)

Significant Expenses
Cost of goods sold	92.6	63.5	118.2	72.8	(25.6)	(22)
Selling and marketing expense	7.0	4.8	7.3	4.5	(0.3)	(4)
General and administrative expense	9.2	6.3	8.1	5.0	1.1	14
Interest expense, net	1.3	0.9	4.1	2.5	(2.8)	(68)
Income tax expense (benefit)	12.7	8.7	(1.7)	(1.1)	14.4	n/c

Key Measurements
Gross profit	53.3	36.5	44.2	27.2	9.1	21
Operating profit	36.9	25.3	28.5	17.6	8.4	30
Income before income taxes	35.9	24.6	24.5	15.1	11.4	47
Net income	23.2	15.9	26.2	16.1	(3.0)	(11)

n/c – not calculated

Revenues:  Total revenue of $145.9 million for the quarter ended April 2, 2010 represents a $16.4 million, or approximately 10%, decrease compared with total revenue of $162.3 million for the quarter ended April 3, 2009.  Revenues decreased approximately $8.8 million, or 5.4%, due to lower average selling prices and $7.6 million, or 4.7%, due to decreased volume.

Retail market revenue decreased $10.8 million, or approximately 9%, to $116.8 million for the quarter ended April 2, 2010, from $127.6 million for the quarter ended April 3, 2009.  This decrease resulted from the combination of a $3.1 million decrease in revenue related to our strategic proprietary and customer brands and a $7.7 million decrease in revenue related to proprietary brands we are withdrawing from underperforming markets.  The $3.1 million, or approximately 2.7%, decrease in revenue related to our strategic proprietary and customer brands was comprised of a $6.2 million, or approximately 5.4%, decrease due to lower pricing partly offset by a $3.1 million, or approximately 2.7%, increase due to increased volume during the quarter ended April 2, 2010 compared to the quarter ended April 3, 2009.  The decrease in average selling prices for strategic proprietary and customer brands reflects reductions made in response to lower input costs, increased promotion, and increased competition.  The increased volume for strategic proprietary and customer brands was principally due to an increase in volume related to our customer brands and our “Better for You” pasta, partly offset by a decline in sales of our proprietary brands.

Institutional market revenue decreased $5.6 million, or approximately 16%, to $29.1 million for the quarter ended April 2, 2010 compared with $34.7 million for the quarter ended April 3, 2009.  Revenues decreased $2.0 million, or 6%, due to lower average selling prices and $3.6 million, or 10% due to lower volume.  This decrease within the institutional market is the result of a combination of factors, including ongoing challenges to our customers in the restaurant industry, our strategy to focus on retail customer brands and our proprietary brands, and increased competitive pressures in the ingredient business, partly offset by increased participation in U.S. Department of Agriculture (“USDA”) contract bid program.

Cost of goods sold:  Cost of goods sold decreased $25.6 million, or approximately 22%, to $92.6 million for the quarter ended April 2, 2010 from $118.2 million for the quarter ended April 3, 2009, primarily as a result of the combination of a decrease in our input costs and a decrease in volume.  Cost of goods sold as a percent of revenues was 63.5% for the quarter ended April 2, 2010, compared with 72.8% for the quarter ended April 3, 2009.

Gross profit:  Gross profit increased $9.1 million, or approximately 21%, to $53.3 million for the quarter ended April 2, 2010 compared with $44.2 million for the quarter ended April 3, 2009.  The increase in gross profit primarily results from a more favorable cost structure due to a decrease in input costs combined with a shift in sales mix to retail from institutional.  Gross profit as a percent of revenues increased to 36.5% for the quarter ended April 2, 2010 from 27.2% for the quarter ended April 3, 2009.

Selling and marketing expense:  Selling and marketing expense decreased $0.3 million, or approximately 4%, to $7.0 million for the quarter ended April 2, 2010 compared with $7.3 million for the quarter ended April 3, 2009.  As a percent of revenues, selling and marketing expenses were 4.8% and 4.5% for the second quarter of fiscal years 2010 and 2009, respectively.  The decrease in total selling and marketing expense was primarily due to lower brokerage costs of $0.3 million and lower compensation costs of $0.2 million, partly offset by an increase in marketing expenses.

General and administrative expense:  General and administrative expense increased $1.1 million, or approximately 14%, to $9.2 million for the quarter ended April 2, 2010 compared with $8.1 million for the quarter ended April 3, 2009. General and administrative expenses as a percent of revenues increased to 6.3% for the quarter ended April 2, 2010, from 5.0% for the quarter ended April 3, 2009.  The increase is due primarily to a $0.9 million increase in compensation expenses.

Interest expense, net:  Interest expense for the quarter ended April 2, 2010 was $1.3 million, a decrease of $2.8 million, or approximately 68%, from $4.1 million for the quarter ended April 3, 2009.  This decrease is primarily due to the combination of a decrease in average outstanding borrowings that resulted in a $2.6 million decrease in interest expense combined with a decrease in the average interest rate, from 7.1% to 5.7%, that resulted in a $0.2 million decrease in interest expense.

Income tax expense (benefit):  Income tax expense for the quarter ended April 2, 2010 was $12.7 million, which represents a 35.3% effective tax rate, compared with a $1.7 million tax benefit for the quarter ended April 3, 2009.  The tax expense for the quarter ended April 2, 2010 is primarily attributable to the impact of pre-tax earnings for the quarter recorded at the projected annual effective rate.  The tax benefit for the quarter ended April 3, 2009 was primarily attributable to the impact of pre-tax earnings for the quarter recorded at the projected annual effective rate reduced by the benefit generated through the release of a valuation allowance against Alternative Minimum Tax (“AMT”) credits in the second quarter.

Net income:  Net income for the quarter ended April 2, 2010 was $23.2 million, a decrease of $3.0 million from $26.2 million for the quarter ended April 3, 2009.  This decrease was primarily due to the $14.4 million increase in income tax expense, partly offset by a $9.1 million increase in gross profit and a $2.8 million decrease in interest expense.  Net income as a percent of net revenue was for 15.9% for the quarter ended April 2, 2010 and 16.1% for the quarter ended April 3, 2009.

Year-To-Date Results

Following is an analysis of changes in key items included in the condensed consolidated statements of operations for the twenty-six week period ended April 2, 2010 compared to the twenty-seven week period ended April 3, 2009.  Amounts have been rounded.  Percent of revenues, dollar change and percent change are all calculated based on amounts presented in this table (dollar amounts in millions):

	26 weeks ended April 2, 2010		27 weeks ended April 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	Percent Change
Revenues:
Retail	$238.5	80.9%	$263.7	79.1%	$(25.2)	(10)%
Institutional	56.4	19.1	69.8	20.9	(13.4)	(19)
Total revenues	294.9	100.0	333.5	100.0	(38.6)	(12)

Significant Expenses
Cost of goods sold	191.6	65.0	240.5	72.1	(48.9)	(20)
Selling and marketing expense	14.2	4.8	14.7	4.4	(0.5)	(3)
General and administrative expense	17.9	6.1	16.8	5.0	1.1	7
Interest expense, net	3.1	1.1	9.9	3.0	(6.8)	(69)
Income tax expense (benefit)	24.1	8.2	(1.2)	(0.4)	25.3	n/c

Key Measurements
Gross profit	103.3	35.0	93.0	27.9	10.3	11
Operating profit	70.9	24.0	61.0	18.3	9.9	16
Income before income taxes	68.1	23.1	51.0	15.3	17.1	34
Net income	43.9	14.9	52.2	15.7	(8.3)	(16)

n/c – not calculated

Revenues:  Total revenue of $294.9 million for the twenty-six week period ended April 2, 2010 represents a $38.6 million, or approximately 12%, decrease compared with total revenue of $333.5 million for the twenty-seven week period ended April 3, 2009.  Revenues decreased approximately $23.0 million, or 7%, due to lower average selling prices and $16.3 million, or 5%, due to decreased volume. The overall decrease in total revenue was partly mitigated by an approximate $0.7 million increase in revenue related to payments received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“Byrd Amendment”).  On a weekly average basis, to adjust for the difference in weeks contained in the periods, volume decreased approximately 1%.

Retail market revenue decreased $25.2 million, or approximately 10%, to $238.5 million for the twenty-six week period ended April 2, 2010, from $263.7 million for the twenty-seven week period ended April 3, 2009.  This decrease resulted from the combination of a $10.5 million decrease in revenue related to our strategic proprietary and customer brands and a $15.4 million decrease in revenue related to proprietary brands we are withdrawing from underperforming markets, partly offset by the increase in payments received under the Byrd Amendment.  The $10.5 million, or approximately 4.4%, decrease in revenue related to our strategic proprietary and customer brands was comprised of a $15.9 million, or approximately 6.6%, decrease due to lower pricing partly offset by a $5.4 million, or approximately 2.2%, increase due to increased volume during the twenty-six week period ended April 2, 2010 compared to the twenty-seven week period ended April 3, 2009.  The decrease in average selling prices for strategic proprietary and customer brands reflects reductions made in response to lower input costs, increased promotion, and increased competition.  On a weekly average basis, to adjust for the difference in weeks contained in the periods, our strategic proprietary and customer brand volume increased approximately 6%.  The increased volume for strategic proprietary and customer brands was principally due to an increase in volume related to our customer brands and our “Better for You” pasta, partly offset by a decline in sales of our proprietary brands.

Institutional market revenue decreased $13.4 million, or approximately 19%, to $56.4 million for the twenty-six week period ended April 2, 2010 compared with $69.8 million for the twenty-seven week period ended April 3, 2009.  Revenues decreased $6.2 million, or 9%, due to lower average selling prices and $7.2 million, or 10% due to lower volume.  This decrease within the institutional market is the result of a combination of factors, including ongoing challenges to our customers in the restaurant industry, our strategic focus on retail customer brands and proprietary brands, and increased competitive pressures in the ingredient business, partly offset by increased participation in U.S. Department of Agriculture (“USDA”) contract bid program.  On a weekly average basis, to adjust for the difference in weeks contained in the periods, institutional market volume decreased approximately 7%.

Cost of goods sold:  Cost of goods sold decreased $48.9 million, or approximately 20%, to $191.6 million for the twenty-six week period ended April 2, 2010 from $240.5 million for the twenty-seven week period ended April 3, 2009, primarily as a result of the combination of a decrease in our input costs, a decrease in volume, and a twenty-six week period during 2010 compared with a twenty-seven week period during 2009.  Cost of goods sold as a percent of revenues was 65.0% for the twenty-six week period ended April 2, 2010, compared with 72.1% for the twenty-seven week period ended April 3, 2009.

Gross profit:  Gross profit increased $10.3 million, or approximately 11%, to $103.3 million for the twenty-six week period ended April 2, 2010 compared with $93.0 million for the twenty-seven week period ended April 3, 2009.  The increase in gross profit primarily results from a more favorable cost structure due to a decrease in input costs combined with a shift in sales mix to retail from institutional.  Gross profit as a percent of revenues increased to 35.0% for the twenty-six week period ended April 2, 2010 from 27.9% for the twenty-seven week period ended April 3, 2009.

Selling and marketing expense:  Selling and marketing expense decreased $0.5 million, or approximately 3%, to $14.2 million the twenty-six week period ended April 2, 2010 compared with $14.7 million for the twenty-seven week period ended April 3, 2009.  As a percent of revenues, selling and marketing expenses were 4.8% and 4.4% for the twenty-six and twenty-seven of fiscal years 2010 and 2009, respectively.  The decrease in total selling and marketing expense was primarily due to lower brokerage costs of $0.7 million and lower package design amortization of $0.4 million, partly offset by an increase in marketing expenses of $0.9 million.

General and administrative expense:  General and administrative expense increased $1.1 million, or approximately 7%, to $17.9 million for the twenty-six week period ended April 2, 2010 compared with $16.8 million for the twenty-seven week period ended April 3, 2009,  primarily due to an increase in expenses related to share-based compensation. General and administrative expenses as a percent of revenues increased to 6.1% for the twenty-six week period ended April 2, 2010, from 5.0% for the twenty-seven week period ended April 3, 2009.

Interest expense, net:  Interest expense for the twenty-six week period ended April 2, 2010 was $3.1 million, a decrease of $6.8 million, or approximately 69%, from $9.9 million for the twenty-seven week period ended April 3, 2009.  This decrease is primarily due to the combination of a decrease in average outstanding borrowings that resulted in a $5.4 million decrease in interest expense combined with a decrease in the average interest rate, from 7.7% to 5.7%, that resulted in a $0.9 million decrease in interest expense, and a one week shorter period.

Income tax expense (benefit):  Income tax expense for the twenty-six week period ended April 2, 2010 was $24.1 million, which represents a 35.5% effective tax rate, compared with a $1.2 million tax benefit for the twenty-seven week period ended April 3, 2009.  The tax expense for the twenty-six week period ended April 2, 2010 is primarily attributable to the impact of pre-tax earnings recorded at the projected annual effective rate.  The tax benefit for the twenty-seven week period ended April 3, 2009 was primarily attributable to the impact of pre-tax earnings recorded at the projected annual effective rate reduced by the benefit generated through the release of a valuation allowance against Alternative Minimum Tax (“AMT”) credits.

Net income:  Net income for the twenty-six week period ended April 2, 2010 was $43.9 million, a decrease of $8.3 million from $52.2 million for the twenty-seven week period ended April 3, 2009.  This decrease was primarily due to the $25.3 million increase in income tax expense, partly offset by a $10.3 million increase in gross profit and $6.8 million reduction in interest expense.  Net income as a percent of net revenue for the current quarter ended was 14.9% versus 15.7% in the comparable period of the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility.  Cash and cash equivalents totaled $35.7 million at April 2, 2010 and $31.0 million at October 2, 2009.

Our net cash provided by operating activities totaled $66.0 million for the twenty-six week period ended April 2, 2010 compared to $59.7 million for the twenty-seven week period ended April 3, 2009.  Our net cash provided by operating activities for the twenty-six week period ended April 2, 2010 was comprised primarily of net income of $43.9 million, adjusted for $23.9 million of non-cash charges and credits and a $1.8 million net use of cash related to operating assets and liabilities.  The $23.9 million of non-cash charges and credits consisted primarily of depreciation and amortization of $13.1 million, share-based compensation expense of $4.2 million, and a net change in deferred taxes of $13.1 million, partly offset by an excess tax benefit on share-based compensation of $7.5 million.  The excess benefit related to share-based compensation results from the exercise of share-based awards with an intrinsic value in excess of the grant date fair value combined with the vest date value of share equity awards.  The $1.8 million use of cash related to changes in operating assets and liabilities primarily relates to the $12.1 million use of cash related to a reduction in accounts payable and accrued expenses partly offset by the $8.7 million source of cash due to a lower inventory carry value combined with the $1.5 million source of cash related to a decrease in accounts receivable.  The source or use of cash related to accounts payable and accrued expenses fluctuates from period to period based on the timing of payments and changes in the cost of products and services used.  The use of cash related to accounts payable and accrued expense was due primarily to a decrease of $3.1 million in accrued incentive compensation and $5.0 million decrease in amounts payable under grain purchase contracts.  The source or use of cash related to inventory will fluctuate from quarter to quarter based on the timing of inventory purchases and sales as well as changes in input costs.  The source or use of cash related to receivables is primarily due to timing of collections and will fluctuate from period to period based on selling prices and the timing of sales and collections.

Cash used in investing activities totaled $6.0 million for the twenty-six week period ended April 2, 2010.  The primary use of investing activity cash was to fund capital expenditures principally related to investments in production, distribution, and milling equipment, as well as management information system assets.  Capital expenditures were $6.0 million and $5.7 million for the twenty-six week period ended April 2, 2010 and twenty-seven week period ended April 3, 2009, respectively.

During the twenty-six week period ended April 2, 2010, our net cash used by financing activities totaled $55.0 million.  The primary use of cash was to repay a portion of our credit facility, including a $5.9 million principal payment required under the excess cash flow provisions of our credit facility and voluntary payments of $59.1 million.  Primary sources of cash from financing activities include $7.5 million related to the excess tax benefit realized on the exercise of share-based awards and the vesting of share equity awards and $4.5 million received for the grant price of stock option awards exercised.

As of April 2, 2010, the U.S. credit facility, as amended, was comprised of a $45.0 million term loan and a $30.0 million revolving credit facility.  The U.S. credit facility is secured by substantially all of our domestic assets and provides for interest at either the LIBOR rate plus 550 basis points or at an alternate base rate calculated as the prime rate plus 450 basis points.  The term loan, which does not have scheduled principal payments, matures in March 2011 and, therefore, is classified as a current liability as of April 2, 2010.  Principal pre-payments are required if certain contingent events occur, including the sale of certain assets, issuance of equity, and the generation of excess cash flow as defined in the credit agreement.   For the fiscal year ended October 2, 2009, the excess cash flow payment due under this agreement was approximately $5.9 million, which was paid from available cash during the first quarter of fiscal year 2010.  The excess cash flow payment, if any, required to be made in December 2010 will be based on results for the full 2010 fiscal year and is contingent on a number of variables, including our earnings before interest, taxes, depreciation and amortization, the level and timing of cash interest paid, capital expenditures, and cash taxes paid, and the amount of voluntary pre-payments (all as defined in the credit facility).  During the current fiscal year, we have made voluntary principal payments of $74.1 million, including a payment of $15.0 million made subsequent to April 2, 2010.  The weighted average term loan interest rate in effect at April 2, 2010 was 5.7%.  We had no borrowings outstanding under the revolving credit facility as of April 2, 2010.  The outstanding letters of credit under our revolving credit facility totaled approximately $1.0 million as of April 2, 2010.  Accordingly, we had additional borrowing capacity of $29.0 million under the U.S. credit facility as of April 2, 2010.

Our U.S. credit facility contains restrictive covenants, including, financial covenants requiring minimum and cumulative earnings levels and limitations on the payment of dividends, stock purchases, capital expenditures, and our ability to enter into certain contractual arrangements.  We were in compliance with all U.S. credit facility covenants as of April 2, 2010.

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

In January 2010, FASB issued ASU 2010-6 “Improving Disclosures about Fair Measurements” (ASU 2010-6).  ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements.  Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques.  ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)).  Based on that evaluation, our CEO and CFO have concluded that, as of April 2, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

In the quarter ended April 2, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 11 in the accompanying financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases we made of our common stock during the second fiscal quarter of 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan

January 2 – January 29	13,661	$34.97	-
January 30 – February 26	198	$34.93	-
February 27 – April 2	28,517	$39.14	-
Total	42,376	$37.78	-

(1)	Shares received as payment for the minimum statutory employee withholding taxes related to vesting of restricted stock.

On October 4, 2002, our Board of Directors authorized up to $20.0 million to implement a common stock repurchase plan.  As of April 2, 2010, $7.9 million remained available under the common stock repurchase plan.  Covenants contained in our U.S. credit facility prohibit us from making additional repurchases under the plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	The Annual Meeting of Stockholders was held on February 25, 2010.

(b)	The following directors were elected to terms expiring in 2013:
	For	Withheld
David W. Allen	16,727,502	206,014
Cathleen S. Curless	16,727,196	206,321
Tim M. Pollak	16,723,936	209,580

(c)	Grant Thornton LLP was ratified as the independent registered public accounting firm for fiscal year 2010.
For	Against	Abstain
18,909,656	12,974	14,122

ITEM 6.	EXHIBITS

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Italian Pasta Company

Date: May 6, 2010	By:	/s/ John P. Kelly
John P. Kelly
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Paul R. Geist
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